Form 10-Q
period 2021-06-30
ALPHA HEALTHCARE ACQUISITION CORP III
filed 2021-09-13
CIK 1842939

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Alpha Healthcare Acquisition Corp. III
(Exact name of registrant as specified in its charter)

Delaware	001 - 40228	86-1645738
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)
1177 Avenue of the Americas, 5th Floor
New York, New York 10036
(Address of principal executive offices, including zip code)
Registrant’s telephone number, including area code: (646)
494-3296
Not Applicable
(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A Common Stock and one-fourth of one Redeemable Warrant	ALPAU	The Nasdaq Stock Market LLC
Class A Common Stock, par value $0.0001 per share	ALPA	The Nasdaq Stock Market LLC
Redeemable Warrants, each whole warrant exercisable for one share of Class A Common Stock at an exercise price of $11.50	ALPAW	The Nasdaq Stock Market LLC
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes

☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of
Regulation S-T (§232.405
of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes

☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a
smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the
Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the
Exchange Act).    Yes  ☒    No  ☐
As
of September 13, 2021

15,000,000 Class A common stock, par value $0.0001, and 4,312,500 Class B common stock, par value $0.0001, were issued and outstanding.

Alpha Healthcare Acquisition Corp. III
Quarterly Report
on Form 10-Q

PART I - FINANCIAL INFORMATION
Item 1. Condensed Financial Statements
ALPHA HEALTHCARE ACQUISITION CORP. III
CONDENSED BALANCE SHEET
(Unaudited)

June 30, 2021
Assets
Deferred offering costs	$315,178

Total assets	$315,178

Liabilities and Stockholders’ Equity
Current liabilities:
Accrued offering costs and expenses	$240,934
Due to related party	56,820

Total current liabilities	297,754

Commitments and Contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; none issued and outstanding	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 4,312,500 shares issued and outstanding (1)	431
Additional paid-in capital	24,569
Accumulated deficit	(7,576)

Total stockholders’ equity	17,424

Total Liabilities and Stockholder’s Equity	$315,178

(1)
This share quantity includes up to 562,500 shares of common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 6). On March 1, 2021, the Company effected a 1:1.2 stock split of its common stock which resulted in an aggregate of 4,312,500 shares of Class B common stock outstanding. All shares and associated amounts have been retroactively restated to reflect the stock split.

The accompanying notes are an integral part of these unaudited condensed financial statements.

ALPHA HEALTHCARE ACQUISITION CORP. III
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended June 30, 2021	For the period from January 21, 2021 (inception) through June 30, 2021
Formation cost	$—	1,211
Other expenses	6,365	6,365

Net loss	(6,365)	(7,576)

Basic and diluted weighted average shares outstanding (1)	3,750,000	3,750,000

Basic and diluted net loss per share	$(0.00)	(0.00)

(1)
This share quantity excludes up to 562,500 shares of common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 6). On March 1, 2021, the Company effected a 1:1.2 stock split of its common stock which resulted in an aggregate of 4,312,500 shares of Class B common stock outstanding. All shares and associated amounts have been retroactively restated to reflect the stock split.

See accompanying notes to the financial statements.

ALPHA HEALTHCARE ACQUISITION CORP. III
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY
FOR THE PERIOD FROM JANUARY 21, 2021 (INCEPTION) THROUGH JUNE 30, 2021
AND FOR THE PERIOD FROM JANUARY 21, 2021 (INCEPTION) THROUGH MARCH 31, 2021
(Unaudited)

	Class B common stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholder’s Equity
	Shares (1)	Amount
Balance as of January 21, 2021	—	$—	$—	$—	$—
Class B common stock issued to Sponsor	4,312,500	431	24,569	—	25,000
Net loss	—	—	—	(1,211)	(1,211)

Balance as of March 31, 2021	4,312,500	$431	$24,569	$(1,211)	$23,789
Net loss	—	—	—	(6,365)	(6,365)

Balance as of June 30, 2021	4,312,500	$431	$24,569	$(7,576)	$17,424

(1)
This share quantity includes up to 562,500 shares of common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 6). On March 1, 2021, the Company effected a 1:1.2 stock split of its common stock which resulted in an aggregate of 4,312,500 shares of Class B common stock outstanding. All shares and associated amounts have been retroactively restated to reflect the stock split.

See accompanying notes to the financial statements.

ALPHA HEALTHCARE ACQUISITION CORP. III
CONDENSED STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM JANUARY 21, 2021 (INCEPTION) THROUGH JUNE 30, 2021
(Unaudited)

Cash Flows from Operating Activities:
Net loss	$(7,576)
Changes in current assets and current liabilities:
Accrued offerings costs and expenses	1,211
Net cash used in operating activities	(6,365)

Cash Flows from Financing Activities:
Proceeds from related party	56,820
Payments of offering costs	(50,455)

Net cash provided by financing activities	6,365
Net Change in Cash	—
Cash - January 21, 2021 (inception)	—

Cash - end of the period	$—

Supplemental Disclosure of cash flow information:
Deferred offering costs paid by Sponsor in exchange for issuance of Class B common stock	$25,000

Deferred offering costs included in accrued offerings costs and expenses	$239,723

See accompanying notes to the financial statements.

ALPHA HEALTHCARE ACQUISITION CORP. III
NOTES TO FINANCIAL STATEMENTS
Note 1 — Organization and Business Operations
Alpha Healthcare Acquisition Corp. III is a blank check company incorporated as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company has not selected any specific Business Combination target and the Company has not, nor has anyone on its behalf, initiated any substantive discussions, directly or indirectly, with any Business Combination target. While the Company may pursue an initial Business Combination target in any business or industry, it intends to focus its search on companies in the healthcare industry.
The Company has selected December 31 as its fiscal year end.
As of June 30, 2021, the Company had not yet commenced any operations. All activity from January 21, 2021 (inception) through June 30, 2021, relates to the Company’s formation and the Public Offering (as defined below).
The registration statement for the Company’s Public Offering was declared effective on July 26, 2021. On July 29, 2021 (“IPO Date”), the Company consummated the Initial Public Offering of 15,000,000 units (the “Units” and, with respect to the shares of Class A common stock included in the Units sold, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $150,000,000, which is described in Note 3. In connection with the IPO, the Company also granted the underwriters a
45-day
option to purchase an additional 2,250,000 Public Units at the initial public offering price.
Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 455,000 Units (each, a “Private Placement Unit” and, collectively, the “Private Placement Units”) at a price of $10.00 per Private Placement Unit in a private placement to AHAC Sponsor III LLC (the “Sponsor”), generating gross proceeds of $4,550,000, which is described in Note 4.
At the IPO Date, transaction costs amounted to $3,353,143, consisting of $3,000,000 of underwriting fees and $353,143 of other offering costs. The Company has also accrued underwriting fees of $5,250,000 that will be paid only if a business combination is entered into. In addition, cash of $1,550,000 was held outside of the Trust Account (as defined below) and is available for the payment of offering costs and for working capital purposes.
On August 3, 2021, the Underwriters exercised their option to purchase 444,103 additional Units for the total amount of $4,441,030. Resulting from the partial over-allotment exercise, the Company also issued 8,882 Private Placement Units, generating additional $88,820 in gross proceeds.
Following the closing of the Initial Public Offering on July 29, 2021, an amount of $154,441,030 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering, including the Units sold upon the exercise of the over-allotment option, and the sale of the Private Placement Units was placed in a trust account (the “Trust Account”), invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule
2a-7
of the Investment Company Act of 1940, as amended (the “Investment Company Act”), as determined by the Company. Except for the withdrawal of interest income to pay the income taxes, the Company’s amended and restated certificate of incorporation and subject to the requirements of law and regulation, provides that none of the funds held in the Trust Account will be released from the Trust Account until the earliest of (a) the completion of the Company’s initial Business Combination, (b) the redemption of the public shares if the Company is unable to consummate an initial Business Combination within 24 months from the closing of the Public Offering (the “Combination Period”), subject to applicable law, and (c) the redemption of the Company’s public shares properly submitted in connection with a stockholder vote to approve an amendment to the Company’s amended and restated certificate of incorporation to modify the substance or timing of the Company’s obligation to redeem 100% of its public shares if the Company has not consummated an initial Business Combination within the Combination Period or with respect to any other material provisions relating to stockholders’ rights or pre-initial
Business Combination activity. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public stockholders.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Public Offering, although substantially all of the net proceeds are intended to be generally applied toward consummating a Business Combination.
The Company’s Business Combination must be with one or more target businesses that together have an aggregate fair market value of at least 80% of the assets held in the Trust Account (as defined below) (excluding the amount of deferred underwriting discounts held in trust and taxes payable on the interest earned on the Trust Account) at the time of the signing an agreement to enter into a Business Combination. However, the Company will only complete an initial Business Combination if the post-business combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that the Company will be able to successfully effect a Business Combination.
The Company will provide its public stockholders with the opportunity to redeem all or a portion of their public shares upon the completion of the initial Business Combination either (i) in connection with a stockholder meeting called to approve the initial Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a proposed initial Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The stockholders will be entitled to redeem their shares at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest (net of taxes payable), divided by the number of then outstanding public shares. The amount in the Trust Account is initially anticipated to be $10.00 per public share. The per share amount the Company will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters.
The shares of common stock subject to redemption were recorded at a redemption value and classified as temporary equity upon the completion of the Public Offering, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 either immediately prior to or upon consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the issued and outstanding shares voted are voted in favor of the Business Combination.
If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the public shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (less taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and its board of directors, liquidate and dissolve, subject in each case, to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to consummate an initial Business Combination within the Combination Period.
The Sponsor has agreed (i) to waive its redemption rights with respect to any Founder Shares, private placement shares and public shares held by it in connection with the completion of the initial Business Combination, (ii) to waive its rights to liquidating distributions from the Trust Account with respect to any Founder Shares or private placement shares held by it if the Company fails to complete its Business Combination within the Combination Period, although the Sponsor will be entitled to liquidating distributions from the Trust Account with respect to any public shares it holds if the Company fails to complete its Business Combination within such time period, (iii) not to propose any amendment to the Company’s amended and restated certificate of incorporation that would modify the substance or timing of its obligation to redeem 100% of the public shares if the Company does not complete its initial Business Combination within the Combination Period or with respect to any other material provisions relating to stockholders’ rights or pre-initial
Business Combination activity, unless the Company provides its public stockholders with the opportunity to redeem their shares, and (iv) to vote any Founder Shares held by it and any public shares purchased during or after the Public Offering in favor of the Company’s initial Business Combination.

The Company’s Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amounts in the Trust Account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $10.00 per share due to reductions in the value of the trust assets, in each case less taxes payable, provided that such liability will not apply to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account nor will it apply to any claims under the Company’s indemnity of the underwriters of the Public Offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third party claims. However, the Company has not asked the Sponsor to reserve for such indemnification obligations, nor has it independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and the Company believes that the Sponsor’s only assets are securities of the Company. Therefore, the Company cannot assure you that the Sponsor would be able to satisfy those obligations. None of the Company’s officers or directors will indemnify the Company for claims by third parties including, without limitation, claims by vendors and prospective target businesses.
Going Concern Consideration
Prior to the completion of the Initial Public Offering, the Company lacked the liquidity it needed to sustain operations for a reasonable period or time, which is considered to be one year from the issuance date of the condensed financial statements. On July 29, 2021, the Company consummated its Initial Public Offering at which time capital in excess of the funds deposited in the trust and/or used to fund offering expenses was released to the Company for general working capital purposes. Accordingly, management has since reevaluated the Company’s liquidity and financial condition and determined that sufficient capital exists to sustain operations one year from the date these financials are issued and therefore substantial doubt has been alleviated.
Note 2 — Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form
10-Q
and Article 8 of Regulation
S-X
of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.
The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on July 27, 2021, as well as the Company’s Current Reports on Form
8-K,
as filed with the SEC on July 29, 2021 and August 4, 2021. The interim results for the three months ended June 30, 2021 and for the period from January 21, 2021 (inception) through June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.

Emerging Growth Company Status
The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, (the “Securities Act”), as modified by the Jumpstart our Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.
Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging
growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
Use of Estimates
The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2021.
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.
Offering Costs
Offering costs consist of underwriting, legal, accounting and other expenses incurred through the Initial Public Offering that are directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with the Public Shares were charged to stockholders’ equity upon the completion of the Initial Public Offering. Offering costs amounted to $315,178 at June 30, 2021, which were charged to stockholders’ equity upon the completion of the Initial Public Offering.
Income Taxes
The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
The provision for income taxes was deemed to be de minimis for the period from January 21, 2021 (inception) through June 30, 2021.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to a concentration of credit risk consist of a cash account in a financial institution, which at times may exceed the Federal Depository Insurance Corporation coverage limit of $250,000. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.
Derivative Instruments
The Company issues warrants to its investors and accounts for warrant instruments as either equity-classified or liability-classified instruments based on an assessment of the specific terms of the warrants and applicable authoritative guidance in ASC 480 and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and meet all of the requirements for equity classification under ASC
815-40,
including whether the warrants are indexed to the Company’s own stock and whether the holders of the warrants could potentially require net cash settlement in a circumstance outside of the Company’s control, among other conditions for equity classification.
At the IPO Date, the Public Warrants (see Note 3) and Private Warrants (see Note 4) were accounted for as equity as these instruments meet all of the requirements for equity classification under ASC
815-40.
Recently Issued Accounting Standards
In August 2020, the FASB issued ASU
No. 2020-06,
Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic
815-40)
(“ASU
2020-06”),
which simplifies the accounting for convertible instruments. The guidance removes certain accounting models that separate the embedded conversion features from the host contract for convertible instruments and certain criteria under ASC 840 that is used to determine whether a derivative financial instrument meets the additional criteria necessary for equity classification. ASU
2020-06
allows for a modified or full retrospective method of transition. This update is effective for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact this change will have on its financial statements.
Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the SEC did not, or are not believed by management to, have a material impact on the Company’s financial statements.
Note 3 — Initial Public Offering
On July 29, 2021, the Company sold 15,000,000 Units at $10.00 per Unit, generating gross proceeds of $150.0 million. Each unit consists of one share of Class A common stock and one-fourth
of one redeemable warrant. Only whole warrants are exercisable. Each whole warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share.

On August 3, 2021, the Underwriters exercised their option to purchase 444,103 additional Units for the total amount of $4,441,030, received on August 6, 2021. Resulting from the partial over-allotment exercise, the Company also issued 8,882 Private Placement Units, generating additional $88,820 in gross proceeds.
Note 4 — Related Party Transactions
Founder Shares
On January 21, 2021, the Sponsor subscribed to purchase 3,593,750 shares of the Company’s common stock, par value $0.0001 per share (the “Founder Shares”) for an aggregate price of $25,000. On January 25, 2021, the Sponsor paid $25,000, or approximately $0.00696 per share, to cover for certain offering and formation costs in consideration for 3,593,750 Founder Shares. On March 1, 2021, the Company effected a 1:1.2 stock split of its common stock which resulted in an aggregate of 4,312,500 shares of Class B common stock outstanding. All shares and associated amounts have been retroactively restated to reflect the stock split. On August 3, 2021, the Underwriters exercised their option to purchase 444,103 additional Units out of the total 2,250,000 available under the over-allotments and the forfeiture provisions lapsed for 111,026 Founder Shares. The remaining 451,464 Founder Shares were forfeited upon the expiration of the
45-day
period reserved for the exercise of over-allotment option.
The Sponsor, directors and executive officers have agreed not to transfer, assign or sell (i) any of their Founder Shares until the earliest of (A) one year after the completion of the initial Business Combination and (B) subsequent to the initial Business Combination, (x) if the closing price of the Company’s shares of Class A common stock equals or exceeds $12.00 per share (as adjusted for share splits, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any
30-trading
day period commencing at least 150

days after the initial Business Combination, or (y) the date on which the Company completes a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of its public stockholders having the right to exchange their common stock for cash, securities or other property, and (ii) any of their Private Placement Units, placement shares, Private Placement Warrants and Class A common stock issued upon conversion or exercise thereof until 30 days after the completion of the initial Business Combination (the
“Lock-up”).
Any permitted transferees will be subject to the same restrictions and other agreements of the Sponsor and directors and executive officers with respect to any Founder Shares, Private Placement Units, placement shares, Private Placement Warrants and Class A common stock issued upon conversion or exercise thereof.
Private Placement
Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased 455,000 Private Placement Units for an aggregate purchase price of $4,550,000, in a private placement. Each Private Placement Unit is identical to the Units sold in the Initial Public Offering except as described below. A portion of the proceeds from the Private Placement Units was added to the proceeds from the Public Offering to be held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law).
Resulting from the partial over-allotment exercise on August 3, 2021, the Company also issued 8,882 Private Placement Units, generating additional $88,820 in gross proceeds.
The Private Placement Units (including the placement shares, the placement warrants and Class A common stock issuable upon exercise of such placement warrants) will not be transferable or salable until 30 days after the completion of our Business Combination (except, among other limited exceptions, to our officers and directors and other persons or entities affiliated with our Sponsor).

Promissory Note — Related Party
On January 25, 2021, the Company issued an unsecured promissory note to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000 to be used for a portion of the expenses of the Proposed Public Offering. This loan is non-interest
bearing, unsecured, and due at the earlier of (i) the date on which the Company consummates the initial public offering and (ii) the date on which the Company determines not to conduct an initial public offering of its securities, upon request from the Company the Sponsor. The loan will be repaid upon the closing of the Proposed Public Offering out of the offering proceeds not held in the Trust Account. As of June 30, 2021, the Company had no borrowings outstanding under the promissory note.
Due to Related Party
The balance of $56,820 as of June 30, 2021, of which $50,455 represents the offering costs paid by the Sponsor on behalf of the Company.
Administrative Service Fee
The Company has agreed, commencing on the date that the Company’s securities are first listed on the Nasdaq, to pay an affiliate of the Sponsor a monthly fee of an aggregate of $10,000 for office space, administrative and support services. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees.
Related Party Loans
In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor, an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon consummation of a Business Combination into warrants at a price of $1.50 per warrant. The warrants will be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of June 30, 2021, there were no written agreements in place for the Working Capital Loans..
Note 5 — Commitments & Contingencies
Registration Rights
The holders of the Founder Shares, Private Placement Units, Private Placement Warrants, Class A common stock underlying the Private Placement Warrants and Private Placement Units that may be issued upon conversion of Working Capital Loans (and any shares or Class A common stock issuable upon the exercise of the Private Placement Warrants and Private Placement Units that may be issued upon conversion of Working Capital Loans) are entitled to registration rights pursuant to a registration rights agreement dated July 26, 2021. The holders of these securities are entitled to make unlimited demands that the Company registers such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination. However, the registration rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up
period, which occurs (i) in the case of the Founder Shares, as described in the following paragraph, and (ii) in the case of the Private Placement Warrants and the respective shares of Class A common stock underlying such warrants, 30 days after the completion of the Company’s initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriters Agreement
The Company granted the underwriters a
45-day
option from July 26, 2021, to purchase up to 2,250,000 additional Units to cover over-allotments, if any, at the Public Offering price less the underwriting discounts and commissions. On August 3, 2021, the Underwriters exercised their option to purchase 444,103 additional Units for the total amount of $4,441,030.
The underwriters received a cash underwriting discount of two percent (2.0%) of the gross proceeds of the Public Offering, or $3,000,000 (or up to $3,450,000 if the underwriters’ over-allotment is exercised in full), paid on July 29, 2021. In addition, the underwriters will be entitled to a deferred underwriting fee of three and a half percent (3.5%), or $5,250,000 of the gross proceeds of the Public Offering (or up to $6,037,500 if the underwriters’ over-allotment is exercised in full) upon the completion of the Company’s initial Business Combination.
Risks and Uncertainties
Management is currently evaluating the impact of the
COVID-19
pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Note 6 — Stockholder’s Equity
Common Stock
 — On January 25, 2021, the Company issued 3,593,750 shares of common stock, including an aggregate of up to 468,750 shares of common stock that were subject to forfeiture, to the Company by the initial stockholders for no consideration to the extent that the underwriters’ over-allotment option is not exercised in full or in part, so that the initial stockholders will collectively own 20% of the Company’s issued and outstanding common stock after the Proposed Public Offering.
On March 1, 2021, the Company amended its charter to authorize issuance of 100,000,000 Class A common stock, with a par value of $0.0001 per share, 10,000,000 Class B common stock, with a par value of $0.0001 per share, and 1,000,000 preferred stock, with a par value of $0.0001 per share, and effected a 1:1.2 stock split of its common stock which resulted in an aggregate of 4,312,500 shares of Class B common stock outstanding All shares and per share amounts have been retroactively restated to reflect the stock split.
At June 30, 2021, there were (i) no shares of Class A common stock issued and outstanding and (ii) 4,312,500 shares of Class B common stock issued and outstanding, of which an aggregate of up to 562,500 shares of Class B common stock were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part. On August 3, 2021, the Underwriters exercised their option to purchase 444,103 additional Units out of the total 2,250,000 available under the over-allotments and the forfeiture term lapsed for 111,026 Founder Shares. The remaining 451,464 Founder Shares were forfeited upon the expiration of the
45-day
period reserved for the exercise of over-allotment option.
Both Class A and B stockholders will vote together as a single class on all matters submitted to a vote of the Company stockholders, with each share of common stock entitling the holder to one vote.
The shares of Class B common stock will automatically convert into shares of Class A common stock at the time of the initial Business Combination on a one-for-one
basis (subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like), and subject to further adjustment as provided herein. In the case that additional shares of Class A common stock, or equity-linked securities, are issued or deemed issued in excess of the amounts offered in the Proposed Public Offering and related to the closing of the Business Combination, including pursuant to a specified future issuance, the ratio at which shares of Class B common stock shall convert into shares of Class A common stock will be adjusted (unless our Sponsor agrees to waive such adjustment with respect to any such issuance or deemed issuance, including a specified future issuance) so that the number of shares of Class A common stock issuable upon conversion of all shares of Class B common stock will equal, in the aggregate, on an as-converted
basis, 20% of the sum of the total number of all shares of common stock outstanding upon completion of the Proposed Public Offering plus all shares of Class A common stock and equity-linked securities issued or deemed issued in connection with the Business Combination (after giving effect to any redemptions of shares of Class A common stock by public stockholders) (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the Business Combination and any Private Placement Units issued to our Sponsor, officers or directors upon conversion of Working Capital Loans). The Sponsor may also elect to convert their shares of Class B common stock into an equal number of shares of Class A common stock, subject to adjustment as provided above, at any time.
Preferred Stock
– The Company is authorized to issue 1,000,000 shares of preferred stock, with a par value of $0.0001 per share. At June 30, 2021, there were no shares of preferred stock issued or outstanding.
Warrants
– The warrants may only be exercised for a whole number of shares. The warrants included in the units being sold in the Proposed Public Offering (the “Public Warrants”) will become exercisable 30 days after the completion of a Business Combination provided that the Company has an effective registration statement under the Securities Act covering the issuance of the shares of Class A common stock issuable upon exercise of the Public Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Public Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of the initial Business Combination, the Company will use its commercially reasonable efforts to file with the SEC and have an effective registration statement covering the issuance of the shares of Class A common stock issuable upon exercise of the warrants and to maintain a current prospectus relating to those shares of Class A common stock until the warrants expire or are redeemed. If a registration statement covering the issuance of the Class A common stock issuable upon exercise of the warrants is not effective by the 60th business day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption.
The warrants have an exercise price of $11.50 per share, subject to adjustments, and will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation. In addition, if (x) the Company issues additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per share of Class A common stock (with such issue price or effective issue price to be determined in good faith by the board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance), or the Newly Issued Price, (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the common stock during the 20 trading day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price described below under “Redemption of warrants when the price per share of Class A common stock equals or exceeds $18.00” will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, respectively.
The Private Placement Warrants are identical to the Public Warrants, except that the Private Placement Warrants and the shares of Class A common stock issuable upon exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions.
Redemption of warrants when the price per share of Class
 A common stock equals or exceeds $18.00
: Once the warrants become exercisable, the Company may redeem the outstanding warrants for cash:

•	in whole and not in part;

•	at a price of $0.01 per warrant;

•	upon a minimum of 30 days’ prior written notice of redemption; and

•
if, and only if, the closing price of the common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like and for certain issuances of Class A common stock and equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination) for any 20 trading days within a
30-trading
day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders (the “Reference Value”).

The Company will not redeem the warrants unless an effective registration statement under the Securities Act covering the issuance of the shares of Class A common stock issuable upon exercise of the warrants is effective and a current prospectus relating to those shares of Class A common stock is available throughout the
30-day
redemption period.
In no event will the Company be required to net cash settle any warrant. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.
Note 7 — Subsequent Events
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than the Initial Public Offering, as described in these condensed financial statements, the Company did not identify any subsequent events, that require adjustment or disclosure in the condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Alpha Healthcare Acquisition Corp. III. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to AHAC Sponsor III LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.
Special Note Regarding Forward-Looking Statements
This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including,
without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and variations thereof and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the SEC on July 27, 2021. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.
Overview
We are a blank check company incorporated on January 21, 2021 as a Delaware corporation for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. We have not selected any business combination target and we have not, nor has anyone on our behalf, initiated any substantive discussions, directly or indirectly, with any business combination target. We intend to effectuate our initial business combination using cash from the proceeds of our Initial Public Offering and the private placement of the Private Placement Units, our shares, debt or a combination of cash, equity and debt.
As indicated in the accompanying financial statements, as of June 30, 2021, we had no cash and deferred offering costs of approximately $315,178. Further, we expect to incur significant costs in the pursuit of our initial Business Combination. We cannot assure you that our plans to raise capital or to complete our initial Business Combination will be successful.
Results of Operations and Known Trends or Future Events
We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception have been organizational activities and those necessary to prepare for our Initial Public Offering. Following our Initial Public Offering, we will not generate any operating revenues until after completion of our initial business combination. We will generate non-operating
income in the form of interest income on cash and cash equivalents after our Initial Public Offering. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited financial statements. After our Initial Public Offering, we expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. We expect our expenses to increase substantially after the closing of our Initial Public Offering.

For the period from January 21, 2021 (inception) through June 30, 2021, we had a net loss of $7,576, which consisted of formation and operating costs.
Liquidity and Capital Resources
Until the consummation of the Initial Public Offering, our only source of liquidity was an initial purchase of Class B common stock by the Sponsor and loans from our Sponsor.
Subsequent to the end of the quarterly period covered by this Quarterly Report, on July 29, 2021, we consummated the Initial Public Offering of 15,000,000 Units at a price of $10.00 per Unit, generating gross proceeds of $150,000,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 455,000 Private Placement Units to the Sponsor at a price of $10.00 per Private Placement Unit generating gross proceeds of $4,550,000. We incurred $8,603,143 in transaction costs, including $3,000,000 of underwriting fees, $5,250,000 of deferred underwriting fees and $353,143 of other offering costs.
On August 3, 2021, the Underwriters exercised their option to purchase 444,103 additional Units for the total amount of $4,441,030. Resulting from the partial over-allotment exercise, the Company also issued 8,882 Private Placement Units, generating additional $88,820 in gross proceeds.
Following the Initial Public Offering, the sale of the Private Placement Units and the exercise of the over-allotment option, a total of $154,441,030 was placed in the Trust Account, and we had $1,550,000 of cash held outside of the Trust Account, after payment of costs related to the Initial Public Offering, and available for working capital purposes.
We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, excluding deferred underwriting commissions, to complete our Business Combination. We may withdraw interest from the Trust Account to pay taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.
We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.
In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we may repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into placement units of the post-business combination entity at a price of $10.00 per placement unit at the option of the lender. The placement units would be identical to the units.
We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due
diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our public shares upon completion of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.

Off-Balance Sheet Arrangements
We have no obligations, assets or liabilities that would be considered off-balance
sheet arrangements as of June 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance
sheet arrangements. We have not entered into any
off-balance
sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial
assets.
Contractual Obligations
We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an affiliate of the Sponsor a monthly fee of $10,000 for office space, secretarial and administrative services provided to the Company. We began incurring these fees on July 26, 2021 and will continue to incur these fees monthly until the earlier of the completion of a Business Combination and the Company’s liquidation.
The underwriters are entitled to a deferred fee of $0.35 per unit, or $5,250,000 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement.
Critical Accounting Policies
The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified any critical accounting policies.
Recent Accounting Standards
Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.
JOBS Act
The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act will be allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging
growth companies. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.
Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging
growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our initial public offering or until we are no longer an “emerging growth company,” whichever is earlier.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.
As of June 30, 2021, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in certain U.S. government securities with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.
Item 4. Controls and Procedures.
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
Evaluation of Disclosure Controls and Procedures
As required
by Rules 13a-15 and 15d-15 under
the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under
the Exchange Act) were effective.
Changes in Internal Control Over Financial Reporting
During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings.
None.
Item 1A. Risk Factors.
Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our final prospectus for our Initial Public Offering filed with the SEC on July 27, 2021. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not currently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our final prospectus for our Initial Public Offering filed with the SEC on July 27, 2021. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities
On July 29, 2021, we consummated our Initial Public Offering of 15,000,000 Units at a price of $10.00 per Unit, generating total gross proceeds of $150,000,000. BofA Securities Inc. and PJT Partners LP acted as book-running managers. The securities sold in the offering were registered under the Securities Act on a registration statement on Form
S-1
(No.
333-253876).
The registration statements became effective on July 26, 2021.
Simultaneously with the consummation of the Initial Public Offering, we consummated a private placement of 455,000 Private Placement Units to our Sponsor at a price of $10.00 per Private Placement Unit, generating total proceeds of $4,550,000. Such securities were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.
On August 3, 2021, the Underwriters exercised their option to purchase 444,103 additional Units for the total amount of $4,441,030. Resulting from the partial over-allotment exercise, the Company issued 8,882 Private Placement Units, generating additional $88,820 in gross proceeds.
A total of $154,441,030, composed of the proceeds of the Initial Public Offering, including from the exercise of the over-allotment option by the Underwriters, and the sale of the Private Placement Units, including $5,250,000 of the underwriters’ deferred discount, was placed in the Trust Account.
We paid a total of $3,000,000 in underwriting discounts and commissions and $353,143 for other costs and expenses related to the Initial Public Offering. In addition, the underwriters agreed to defer $5,250,000 in underwriting discounts and commissions.
For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Form
10-Q.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

Item 6. Exhibits.
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form
10-Q.

Exhibit Number	Description

1.1	Underwriting Agreement, dated July 26, 2021, by and among the Company, PJT Partners LP and BofA Securities, Inc., as representatives of the underwriters.(1)

3.1	Second Amended and Restated Certificate of Incorporation of the Company.(1)

4.1	Warrant Agreement, dated July 26, 2021, between the Company and Continental Stock Transfer & Trust Company.(1)

10.1	Investment Management Trust Agreement, dated July 26, 2021, between the Company and Continental Stock Transfer & Trust Company.(1)

10.2	Registration Rights Agreement, dated July 26, 2021, by and among the Company, the Sponsor and the other Holders (as defined therein) signatory thereto.(1)

10.3	Form of Indemnity Agreement (2)

10.4	Letter Agreement, dated July 26, 2021, by and among the Company, the Sponsor and each director and executive officer of the Company. (1)

10.5	Private Unit Purchase Agreement, dated July 26, 2021, between the Company and the Sponsor.(1)

31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Extension Schema Document

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished
(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on July 29, 2021 and incorporated by reference herein.
(2)	Previously filed as Exhibit 10.3 to our Registration Statement on Form S-1 (File No. 333-253876) filed on March 4, 2021 and incorporated by reference herein.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized on this 13th day of September, 2021.

ALPHA HEALTHCARE ACQUISITION CORP. III

By:	/s/ Rajiv Shukla
Name: Rajiv Shukla
Title: Chief Executive Officer

ALPHA HEALTHCARE ACQUISITION CORP. III

By:	/s/ Patrick A. Sturgeon
Name: Patrick A. Sturgeon
Title: Chief Financial Officer