Form 10-Q
period 2021-09-30
ALPHA HEALTHCARE ACQUISITION CORP III
filed 2021-11-22
CIK 1842939

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Alpha Healthcare Acquisition Corp. III
(Exact name of registrant as specified in its charter)

Delaware	001 - 40228	86-1645738
(State or other jurisdiction	(Commission	(IRS Employer
of incorporation)	File Number)	Identification No.)
1177 Avenue of the Americas, 5th Floor
New York, New York 10036
(Address of principal executive offices, including zip code)
Registrant’s telephone number, including area code: (646) 494-3296
Not Applicable
(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

	Trading	Name of each exchange
Title of each class	Symbol(s)	on which registered
Units, each consisting of one share of Class A Common Stock and one-fourth of one Redeemable Warrant	ALPAU	The Nasdaq Stock Market LLC
Class A Common Stock, par value $0.0001 per share	ALPA	The Nasdaq Stock Market LLC
Redeemable Warrants, each whole warrant exercisable for one share of Class A Common Stock at an exercise price of $11.50	ALPAW	The Nasdaq Stock Market LLC
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

November 22, 2021
15,907,985 Class A common stock, par value $0.0001, and 3,861,026 Class B common stock, par value $0.0001, were issued and outstanding.

Alpha Healthcare Acquisition Corp. III
Quarterly Report on Form
10-Q

PART I - FINANCIAL
INFORMATION
Item 1. Condensed Financial Statements
ALPHA HEALTHCARE ACQUISITION CORP. III
CONDENSED BALANCE SHEET
(Unaudited)

September 30, 2021
Assets
Current assets:
Cash	$849,646
Prepaid expenses	283,032

Total current assets	1,132,678
Cash held in trust account	154,443,683

Total assets	$155,576,361

Liabilities and Shareholders’ Equity (Deficit)
Current liabilities:
Accrued offering costs	$118,700
Accrued expenses	323
Due to related party	588

Total current liabilities	119,611
Deferred underwriting fees payable	5,405,436

Total liabilities	5,525,047
Commitments and Contingencies (Note 5)
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 15,444,103 shares subject to possible redemption	154,443,683
Shareholders’ equity (deficit):
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 463,882 issued and outstanding	46
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 3,861,026 shares issued and outstanding (1)	386
Additional paid-in capital	—
Accumulated deficit	(4,392,801)

Total shareholders’ equity (deficit)	(4,392,369)

Total Liabilities and Shareholders’ Equity (Deficit)	$155,576,361

(1)
An aggregate of 4,312,500 shares of Class B common stock were originally issued, of which 562,500 shares were subject to forfeiture depending on whether the over-allotment option was exercised in full or in part by the underwriters during the
45-day
option period. As a result of a partial over-allotment option exercise by the underwriters, an aggregate of 451,474 shares were forfeited at the end of the
45-day
option period.

The accompanying notes are an integral part of these unaudited condensed financial statements.

ALPHA HEALTHCARE ACQUISITION CORP. III
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended September 30, 2021	For the period from January 21, 2021 (inception) through September 30, 2021
General and administrative expenses	$89,956	$97,532

Loss from operations	(89,956)	(97,532)
Other income:
Dividend and interest income	2,653	2,653

Net loss	$(87,303)	$(94,879)

Weighted average shares outstanding of Class A common stock subject to possible redemption	10,705,106	3,892,766
Basic and diluted net loss per share, Class A common stock subject to possible redemption (see Note 2)	$(0.01)	(0.01)
Weighted average shares outstanding of Class A common stock	321,928	117,065
Basic and diluted net loss per share, Class A common stock (see Note 2)	$(0.01)	(0.01)
Weighted average shares outstanding of Class B common stock	3,817,581	3,774,575
Basic and diluted net loss per share, Class B common stock (see Note 2)	$(0.01)	(0.01)
The accompanying notes are an integral part of these unaudited condensed financial statements.

ALPHA HEALTHCARE ACQUISITION CORP. III
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDER’S EQUITY (DEFICIT)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021
AND FOR THE PERIOD FROM JANUARY 21, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021 (Unaudited)

	Common Stock Subject to Possible Redemption			Common Stock				Additional		Total
	Class A			Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount		Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance - January 21, 2021 (inception)	—	$		—	$—	—	$—	$—	$—	$—
Class B common stock issued to Sponsor	—		—	—	—	4,312,500	431	24,569	—	25,000
Net loss	—		—	—	—	—	—	—	(1,211)	(1,211)

Balance - March 31, 2021	—		—	—	—	4,312,500	431	24,569	(1,211)	23,789
Net loss	—		—	—	—	—	—	—	(6,365)	(6,365)

Balance - June 30, 2021	—		—	—	—	4,312,500	431	24,569	(7,576)	17,424
Issuance of Private Placement Units	—		—	463,882	46	—	—	4,638,774	—	4,638,820
Issuance of Class A Common stock, net of issuance costs of $9,905,857	15,444,103		140,893,061	—	—	—	—	—	—	—
Issuance of Public Warrants, net of issuance costs of $239,247	—		—	—	—	—	—	3,402,864	—	3,430,844
Capital contribution by the Sponsor through transfer of Class B shares	—		—	—	—	—	—	1,186,448	—	1,186,448
Accretion to redemption value of Class A Common stock subject to possible redemption	—		13,547,969	—	—	—	—	(9,252,655)	(4,295,314)	(13,547,969)
Forfeiture of Founder Shares related to unexercised portion of underwriter’s overallotment option	—		—	—	—	(451,474)	(45)	—	45	—
Change in redemption value of Class A Common stock subject to possible redemption due to dividend and interest income earned	—		2,653	—	—	—	—	—	(2,653)	(2,653)
Net loss	—		—	—	—	—	—	—	(87,303)	(87,303)

Balance – September 30, 2021	15,444,103		$154,443,683	463,882	$46	3,861,026	$386	$—	$(4,392,801)	$(4,392,369)

(1)
An aggregate of 4,312,500 shares of Class B common stock were originally issued, of which 562,500 shares were subject to forfeiture depending on whether the over-allotment option was exercised in full or in part by the underwriters during the
45-day
option period. As a result of a partial over-allotment option exercise by the underwriters, an aggregate of 451,474 shares were forfeited at the end of the
45-day
option period.

The accompanying notes are an integral part of these unaudited condensed financial statements.

ALPHA HEALTHCARE ACQUISITION CORP. III
CONDENSED STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM JANUARY 21, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021
(Unaudited)

Cash Flows from Operating Activities:
Net loss	$(94,879)
Interest earned in trust account	(2,653)
Changes in current assets and liabilities:
Prepaid expenses	(283,032)
Accrued expenses	323

Net cash used in operating activities	(380,241)

Cash Flows from Investing Activities:
Investment of cash into trust account	(154,441,030)
Cash Flows from Financing Activities:
Proceeds from related party	55,236
Payment to related party	(54,648)
Proceeds from issuance of Units	154,441,030
Proceeds from issuance of Private Units	4,638,820
Payment of offering costs	(3,409,521)

Net cash provided by financing activities	155,670,917

Net Change in Cash	849,646
Cash - January 21, 2021 (inception)	—

Cash - end of the period	$849,646
Supplemental Disclosure of cash flow information:
Deferred underwriting fee payable	$5,405,436
Capital contribution by the Sponsor through transfer of Class B shares	$1,186,448
Offering costs included in accrued offerings costs and expenses	$118,700
Deferred offering costs paid by Sponsor in exchange for issuance of Class B common stock	$25,000
Accretion of the interest earned in trust account	$2,653
The accompanying notes are an integral part of these unaudited condensed financial statements.

ALPHA HEALTHCARE ACQUISITION CORP. III
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
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
As of September 30, 2021, the Company had not yet commenced any operations. All activity from January 21, 2021 (inception) through September 30, 2021, relates to the Company’s formation and the Public Offering (as defined below).
The registration statement for the Company’s Public Offering was de
c
lared effective on July 26, 2021. On July 29, 2021 (“IPO Date”), the Company consummated the Initial Public Offering of 15,000,000 units (the “Units” and, with respect to the shares of Class A common stock included in the Units sold, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $150,000,000, which is described in Note 3. In connection with the IPO, the Company also granted the underwriters a
45-day
option to purchase an additional 2,250,000 Public Units at the initial public offering price.
Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 455,000 Units (each, a “Private Placement Unit” and, collectively, the “Private Placement Units”) at a price of $10.00 per Private Placement Unit in a private placement to AHAC Sponsor III LLC (the “Sponsor”), generating gross proceeds of $4,550,000, which is described in Note 4.
At the IPO Date, transaction costs amounted to $3,461,151, consisting of $3,000,000 of underwriting fees and $461,151 of other offering costs. The Company has also accrued underwriting fees of $5,250,000 that will be paid only if a business combination is entered into. In addition, cash of $1,550,000 was held outside of the Trust Account (as defined below) and is available for the payment of offering costs and for working capital purposes.
At the IPO date, the Sponsor also transferred to certain investors a total of 225,000 of Founders shares (Note 4) (“Non-Risk Incentive Private Shares”) as a compensation for their commitment to purchase the Public Units sold in the IPO. The Company estimated the aggregate fair value of these shares to be $1,186,448, or $5.27 per share. The fair value of the Non-Risk Incentive Private Shares was determined to be a contribution from the sponsor for offering costs in accordance with Staff Accounting Bulletin Topic 5T. These offering costs were allocated to the Units and charged to shareholder’s equity upon the completion of the Initial Public Offering.
At the IPO date, the Sponsor also transferred to certain other investors the total of 600,900 of Founders shares (“Risk Incentive Private Shares”) as a compensation for their commitment to acquire at least 9.9% of the Units sold in the IPO. These Risk Incentive Private Shares are subject to forfeiture if the investors sell their Units prior to the closing of the initial Business Combination. The fair value of these Risk Incentive Private Shares is equal to the fair value of the Non-Risk Incentive Private Shares. Due to the high probability of forfeiture, the fair value of these Risk Incentive Private Shares will be recorded as a capital contribution from the Sponsor upon the closing of the initial Business Combination.
On August 3, 2021, the
Underwriters exercised their option to purchase 444,103 additional Units for the total amount of $4,441,030. Resulting from the partial over-allotment exercise, the Company also issued 8,882 Private Placement Units, generating additional $88,820 in gross proceeds. Transaction costs related to the Underwriters’ partial over-allotment exercise amounted to $92,070, consisting of $88,820 of underwriting fees and $3,250 of other offering costs. The Company has also accrued underwriting fees of $155,435 that will be paid only if a business combination is entered into.
Following the closing of the Initial Public Offering on July 29, 2021, an amount of $154,441,030 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering, including the Units sold upon the exercise of the over-allotment option, and the sale of the Private Placement Units was placed in a trust account (the “Trust Account”), invested in U.S. government securities, within the meaning set forth in Section 2(a) (16) of the Investment Company Act, with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule
2a-7
of the Investment Company Act of 1940, as amended (the “Investment Company Act”), as determined by the Company. Except for the withdrawal of interest income to pay the income taxes, the Company’s amended and restated certificate of incorporation and subject to the requirements of law and regulation, provides that none of the funds held in the Trust Account will be released from the Trust Account until the earliest of (a) the completion of the Company’s initial Business Combination, (b) the redemption of the public shares if the Company is unable to consummate an initial Business Combination within 24 months from the closing of the Public Offering (the “Combination Period”), subject to applicable law, and (c) the redemption of the Company’s public shares properly submitted in connection with a shareholder vote to approve an amendment to the Company’s amended and restated certificate of incorporation to modify the substance or timing of the Company’s obligation to redeem 100% of its public shares if the Company has not consummated an initial Business Combination within the Combination Period or with respect to any other material provisions relating to shareholders’ rights or pre-initial
Business Combination activity. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public shareholders.
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

The Company will provide its public shareholders with the opportunity to redeem all or a portion of their public shares upon the completion of the initial Business Combination either (i) in connection with a shareholder meeting called to approve the initial Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a proposed initial Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The shareholders will be entitled to redeem their shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest (net of taxes payable), divided by the number of then outstanding public shares. The amount in the Trust Account is initially anticipated to be $10.00 per public share. The per share amount the Company will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters.
The shares of common stock subject to redemption were recorded at a redemption value and classified as temporary equity upon the completion of the Public Offering, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.”
The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 either immediately prior to or upon consummation of a Business Combination and, if the Company seeks shareholder approval, a majority of the issued and outstanding shares voted are voted in favor of the Business Combination.
If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (less taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and its board of directors, liquidate and dissolve, subject in each case, to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to consummate an initial Business Combination within the Combination Period.
The Sponsor has agreed (i) to waive its redemption rights with respect to any Founder Shares, private placement shares and public shares held by it in connection with the completion of the initial Business Combination, (ii) to waive its rights to liquidating distributions from the Trust Account with respect to any Founder Shares or private placement shares held by it if the Company fails to complete its Business Combination within the Combination Period, although the Sponsor will be entitled to liquidating distributions from the Trust Account with respect to any public shares it holds if the Company fails to complete its Business Combination within such time period, (iii) not to propose any amendment to the Company’s amended and restated certificate of incorporation that would modify the substance or timing of its obligation to redeem 100% of the public shares if the Company does not complete its initial Business Combination within the Combination Period or with respect to any other material provisions relating to shareholders’ rights or pre-initial
Business Combination activity, unless the Company provides its public shareholders with the opportunity to redeem their shares, and (iv) to vote any Founder Shares held by it and any public shares purchased during or after the Public Offering in favor of the Company’s initial Business Combination.
The Company’s Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amounts in the Trust Account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $10.00 per share due to reductions in the value of the trust assets, in each case less taxes payable, provided that such liability will not apply to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account nor will it apply to any claims under the Company’s indemnity of the underwriters of the Public Offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. However, the Company has not asked the Sponsor to reserve for such indemnification obligations, nor has it independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and the Company believes that the Sponsor’s only assets are securities of the Company. Therefore, the Company cannot assure you that the Sponsor would be able to satisfy those obligations. None of the Company’s officers or directors will indemnify the Company for claims by third parties including, without limitation, claims by vendors and prospective target businesses.
Liquidity
As of September 30, 2021, the Company had cash outside the Trust Account of $849,646 available for working capital needs. All remaining cash held in the Trust Account are generally unavailable for the Company’s use, prior to an initial business combination, and is restricted for use either in a Business Combination or to redeem common stock. As of September 30, 2021, none of the amount in the Trust Account was available to be withdrawn as described above.
Through September 30, 2021, the Company’s liquidity needs were satisfied through receipt of $25,000 from the sale of the founder shares and the remaining net proceeds from the sale of Private Placement Units.
The Company anticipates that the $849,646 outside of the Trust Account as of September 30, 2021, will be sufficient to allow the Company to operate for at least the next 12 months from the issuance of the condensed interim financial statements, assuming that a Business Combination is not consummated during that time. Until consummation of its Business Combination, the Company will be using the funds not held in the Trust Account, and any additional Working Capital Loans (as defined in Note 5) from the initial shareholders, the Company’s officers and directors, or their respective affiliates (which is described in Note 5), for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.

The Company does not believe it will need to raise additional funds in order to meet the expenditures required for operating its business. However, if the Company’s estimates of the costs of undertaking in-depth
due diligence and negotiating business combination is less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to the business combination. Moreover, the Company will need to raise additional capital through loans from its Sponsor, officers, directors, or third parties. None of the Sponsor, officers or directors are under any obligation to advance funds to, or to invest in, the Company. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of its business plan, and reducing overhead expenses. The C
o
mpany cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.
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
as filed with the SEC on July 29, 2021 and August 4, 2021. The interim results for the three months ended September 30, 2021 and for the period from January 21, 2021 (inception) through September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.
Emerging Growth Company Status
The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, (the “Securities Act”), as modified by the Jumpstart our Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.
Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging
growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s condensed financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2021.
Marketable Securities Held in Trust Account
At September 30, 2021, the assets held in the Trust Account were substantially held in U.S. Treasury Bills and U.S Treasury Coupons. During the three months ended September 30, 2021, the Company did not withdraw any of interest income from the Trust Account to pay its tax obligations.

Common Stock Subject to Possible Redemption
The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock are classified as shareholders’ equity. The Company’s common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2021, 15,444,103 shares of Class A common stock subject to possible redemption are classified in temporary equity outside of the shareholders’ equity (deficit) section of the Company’s condensed balance sheet and were immediately accreted to redemption value at the IPO date.
Net Loss per Common Stock share
The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net loss per share is computed by dividing net loss by the weighted average number of Common Stock shares outstanding during the period. Weighted average shares for the three-months ended September 30, 2021 and the period from January 21, 2021 (inception) through September 30, 2021 were reduced for the effect of an aggregate of 562,500 Class B Common shares that were subject to forfeiture until the over-allotment option was partially exercised by the underwriters on August 3, 2021 (see Note 5), upon which date the forfeiture provision lapsed for 111,026 Class B Common shares. Subsequent to August 3, 2021, weighted average shares were reduced for the effect of an aggregate of 451,474 Class B Common shares which were ultimately forfeited upon the expiration of the
45-day
period reserved for the exercise of over-allotment option.
The Company’s condensed statements of operations include a presentation of net loss per share subject to redemption in a manner similar to the two-class
method of income per share. With respect to the accretion of the Class A Shares subject to possible redemption and consistent with ASC
480-10-S99-3A,
the Company deemed the fair value of the Class A Common shares subject to possible redemption to approximate the contractual redemption value and the accretion has no impact on the calculation of net income/(loss) per share.
The Company’s Public Warrants (see Note 3) and Private Warrants (see Note 4) could, potentially, be exercised or converted into common shares and then share in the earnings of the Company. However, these warrants were excluded when calculating diluted loss per share because such inclusion would be anti-dilutive for the periods presented. As a result, diluted loss per share is the same as basic loss per share for the period presented
A reconciliation of net loss per share is as follows:

Inception-to-Date September 30, 2021	Class A subject to possible redemption	Class A	Class B
Allocation of undistributable losses	(47,446)	(1,427)	(46,006)

Net income/(loss) to Common shares	$(47,446)	$(1,427)	$(46,006)

Weighted average shares outstanding, basic and diluted	3,892,766	117,065	3,774,575

Basic and diluted net loss per share	$(0.01)	$(0.01)	$(0.01)

Three-months Ended September 30, 2021	Class A subject to possible redemption	Class A	Class B
Allocation of undistributable losses	(62,958)	(1,893)	(22,452)

Net income/(loss) to Common shares	$(62,958)	$(1,893)	$(22,452)

Weighted average shares outstanding, basic and diluted	10,705,106	321,928	3,817,581

Basic and diluted net loss per share	$(0.01)	$(0.01)	$(0.01)

Offering Costs
Offering costs consist of underwriting, legal, accounting and other expenses incurred through the Initial Public Offering that are directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with the Public Shares were charged to shareholders’ equity upon the completion of the Initial Public Offering. Offering costs amounted to
$9,897,599

at July 29, 2021, which were charged to shareholders’ equity upon the completion of the Initial Public Offering. Under the guidance in Staff Accounting Bulletin 107 Topic 5.A, Accounting for Expenses or Liabilities Paid by Principal Stockholder(s), the Company included in these offering costs amounts incurred by the Sponsor through the transfer of Non-Risk Incentive Private Shares (see Note 4) to Anchor Investors on behalf of the Company in the amount of $1,186,448. The Company incurred additional
$92,070 offering costs of upon the partial exercise of the overallotment option on August 3, 2021. The offering costs were allocated $9,664,188 and $233,411 between the Class A shares subject to possible redemption and the Public Warrants (see Note 6), respectively, based on their relative fair values at the issuance date.
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed balance sheet, primarily due to their short-term nature.

Fair Value Measurements
Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active m
a
rkets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

•	Level 1, defined as observable inputs such as quoted prices (unadjusted) for id e ntical instruments in active markets;

•
Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

•
Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		September 30,
Description	Level	2021
Assets:
Marketable securities held in Trust Account	1	$154,443,683
In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.
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
ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
The provision for income taxes was deemed to be de minimis for the period from January 21, 2021 (inception) through September 30, 2021.
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

Restatement of Previously Issued Financial Statements
The Company identified an error in the amount of redeemable Class A ordinary shares classified in temporary equity within the audited balance sheet as of July 29, 2021 included in the Company’s Form 8-K, filed on August 4, 2021. The impact of the error correction was a $9.0 million increase in Class A ordinary shares subject to possible redemption included within temporary equity and a decrease of $9.0 million in total stockholders’ equity, with decreases of $5.0 million in Additional paid-in-capital and $4.0 million in Accumulated deficit, respectively. The condensed financial statements for the quarter ended September 30, 2021 have been adjusted to reflect the corrected balances
.

The impact of the revision on the Company’s balance sheet as of July 29, 2021 is reflected in the following table:

	As previously reported	Adjustment	As restated
Class A common stock subject to possible redemption	$140,964,280	$9,035,720	$150,000,000
Class A common stock	136	(90)	46
Additional paid-in capital	5,007,010	(5,007,010)	—
Accumulated deficit	(7,576)	(4,028,620)	(4,036,196)

Recently Issued Accounting Standards
In August 2020, the FASB issued ASU
No. 2020-06,
Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging- Contracts in Entity’s Own Equity (Subtopic
815-40)
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
Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the SEC did not, or are not believed by management to, have a material impact on the Company’s condensed financial statements.
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
Note 4 — Related Party Transactions
Founder Shares
On January 21, 2021, the Sponsor subscribed to purchase 3,593,750 shares of the Company’s common stock, par value $0.0001 per share (the “Founder Shares”) for an aggregate price of $25,000. On January 25, 2021, the Sponsor paid $25,000, or approximately $0.00696 per share, to cover for certain offering and formation costs in consideration for 3,593,750 Founder Shares. On March 1, 2021, the Company effected a 1:1.2 stock split of its common stock which resulted in an aggregate of 4,312,500 shares of Class B common stock outstanding. All shares and associated amounts have been retroactively restated to reflect the stock split. On August 3, 2021, the Underwriters exercised their option to purchase 444,103 additional Units out of the total 2,250,000 available under the over-allotments and the forfeiture provisions lapsed for 111,026 Founder Shares. The remaining 451,464 Founder Shares were forfeited upon the expiration of the
45-day
period reserved for the exercise of over-allotment option.
At the IPO date, the Sponsor also transferred to certain investors a total of 225,000 of Founders shares (Note 4) (“Non-Risk Incentive Private Shares”) as a compensation for their commitment to purchase the Public Units sold in the IPO. The Company estimated the aggregate fair value of these shares to be $1,186,448, or $5.27 per share. The fair value of the Non-Risk Incentive Private Shares was determined to be a contribution from the sponsor for offering costs in accordance with Staff Accounting Bulletin Topic 5T. These offering costs were allocated to the Units and charged to shareholder’s equity upon the completion of the Initial Public Offering.
At the IPO date, the Sponsor also transferred to certain other investors the total of 600,900 of Founders shares (“Risk Incentive Private Shares”) as a compensation for their commitment to acquire at least 9.9% of the Units sold in the IPO. These Risk Incentive Private Shares are subject to forfeiture if the investors sell their Units prior to the closing of the initial Business Combination. The fair value of these Risk Incentive Private Shares is equal to the fair value of the Non-Risk Incentive Private Shares. Due to the high probability of forfeiture, the fair value of these Risk Incentive Private Shares will be recorded as a capital contribution from the Sponsor upon the closing of the initial Business Combination.
The Sponsor
, directors and executive officers have agreed not to transfer, assign or sell (i) any of their Founder Shares until the earliest of (A) one year after the completion of the initial Business Combination and (B) subsequent to the initial Business Combination, (x) if the closing price of the Company’s shares of Class A common stock equals or exceeds $12.00 per share (as adjusted for share splits, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any
30-trading
day period commencing at least 150 days after the initial Business Combination, or (y) the date on which the Company completes a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of its public shareholders having the right to exchange their common stock for cash, securities or other property, and (ii) any of their Private Placement Units, placement shares, Private Placement Warrants and Class A common stock issued upon conversion or exercise thereof until 30 days after the completion of the initial Business Combination (the
“Lock-up”).
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
Promissory Note — Related Party
On January 25, 2021, the Company issued an unsecured promissory note to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000 to be used for a portion of the expenses of the Proposed Public Offering. This loan is non-interest
bearing, unsecured, and due at the earlier of (i) the date on which the Company consummates the initial public offering and (ii) the date on which the Company determines not to conduct an initial public offering of its securities, upon request from the Company the Sponsor. The loan will be repaid upon the closing of the Proposed Public Offering out of the offering proceeds not held in the Trust Acc
o
unt. As of September 30, 2021, the Company had no borrowings outstanding under the promissory note.
Due to Related Party
The balance of $588 as of September 30, 2021, represents general and administrative costs paid by the Sponsor on behalf of the Company.
Administrative Service Fee
The Company has agreed, commencing on the date that the Company’s securities are first listed on the Nasdaq, to pay an affiliate of the Sponsor a monthly fee of an aggregate of $10,000 for office space, administrative and support services. For the three months ended September 30, 2021 and for the period from January 21, 2021 (inception) through September 30, 2021, administrative fees incurred and paid to the Sponsor totaled $21,000. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees.
Related Party Loans
In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor, an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon consummation of a Business Combination into warrants at a price of $1.50 per warrant. The warrants will be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of September 30, 2021, there were no written agreements in place for the Working Capital Loans.
In conjunction with the IPO activities, on July 14, 2021 (the “Inception Date”), the Company and its Sponsor entered into the Subscription Agreements with certain investors (see Note 5).
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
The underwriters received a cash underwriting discount of two percent (2.0%) of the gross proceeds of the Public Offering, or $3,000,000, paid on July 29, 2021. Additionally, in connection with the partial over-allotment exercise, the underwriters received a cash underwriting discount of two percent (2.0%) of the gross proceeds, or $88,820, paid on August 6, 2021. In addition to the cash underwriting discounts, the underwriters will be entitled to a deferred underwriting fee of three and a half percent (3.5%), or $5,405,436 of the gross proceeds of the Public Offering and the underwriters’ partial over-allotment exercise upon the completion of the Company’s initial
Business Combination.
Subscription Agreements
In conjunction with the IPO activities, on July 14, 2021 (the “Inception Date”), the Company and its Sponsor entered into the Subscription Agreements with certain investors. Under these Subscription Agreements, the investors, who received the At Risk Incentive Private Shares, received the right but not the obligation to subscribe, at their sole discretion, to any equity financing associated with the Closing of the initial Business Combination subject to a maximum of 10% of such offerings’ proceeds, and the right but not the obligation to subscribe, at their sole discretion, at the same terms in the next special purpose acquisition company or other similar entity sponsored by Constellation Alpha Holdings. The investors who received the Non Risk Incentive Private Shares also received the right but not the obligation to subscribe, at their sole discretion, to any equity financing associated with the Closing of the SPAC’s initial Business Combination subject to a maximum of 10% of such offerings’ proceeds if the Investor still holds their Public Shares at the business combination date. Since the number of shares or other instruments to be purchase by the investors is unknown, these rights to participate in future offerings do not meet definition of an equity contract.
Risks and Uncertainties
Management is currently evaluating the impact of the
COVID-19
pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these condensed financial statements. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 6 — Shareholder’s Equity (Deficit)
Common Stock
— On January 25, 2021, the Company issued 3,593,750 shares of common stock, including an aggregate of up to 468,750 shares of common stock that were subject to forfeiture, to the Company by the initial shareholders for no consideration to the extent that the underwriters’ over- allotment option is not exercised in full or in part, so that the initial shareholders will collectively own 20% of the Company’s issued and outstanding common stock after the Proposed Public Offering.
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
On July 29, 2021, the Company sold 15,000,000 Units, each unit consists of one share of Class A common stock and one-fourth
of one redeemable warrant. On August 3, 2021, the Underwriters exercised their option to purchase 444,103 additional Units.
At September 30, 2021, there were (i) 15,907,985 shares of Class A common stock issued and outstanding (including 15,444,103 shares subject to possible redemption) and (ii) 3,861,026 shares of Class B common stock issued and outstanding. On August 3, 2021, the Underwriters exercised their option to purchase 444,103 additional Units out of the total 2,250,000 available under the over-allotments and the forfeiture term lapsed for 111,026 Founder Shares. The remaining 451,464 Founder Shares were forfeited upon the expiration of the
45-day
period reserved for the exercise of over-allotment option.
Both Class A and B shareholders vote together as a single class on all matters submitted to a vote of the Company shareholders, with each share of common stock entitling the holder to one vote.
The shares of Class B common stock will automatically convert into shares of Class A common stock at the time of the initial Business Combination on a one-for-one
basis (subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like), and subject to further adjustment as provided herein. In the case that additional shares of Class A common stock, or equity-linked securities, are issued or deemed issued in excess of the amounts offered in the Proposed Public Offering and related to the closing of the Business Combination, including pursuant to a specified future issuance, the ratio at which shares of Class B common stock shall convert into shares of Class A common stock will be adjusted (unless our Sponsor agrees to waive such adjustment with respect to any such issuance or deemed issuance, including a specified future issuance) so that the number of shares of Class A common stock issuable upon conversion of all shares of Class B common stock will equal, in the aggregate, on an as-converted
basis, 20% of the sum of the total number of all shares of common stock outstanding upon completion of the Proposed Public Offering plus all shares of Class A common stock and equity-linked securities issued or deemed issued in connection with the Business Combination (after giving effect to any redemptions of shares of Class A common stock by public shareholders) (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the Business Combination and any Private Placement Units issued to our Sponsor, officers or directors upon conversion of Working Capital Loans). The Sponsor may also elect to convert their shares of Class B common stock into an equal number of shares of Class A common stock, subject to adjustment as provided above, at any time.
RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS
The Company identified an error in the amount of redeemable Class A ordinary shares classified in temporary equity within the audited balance sheet as of July 29, 2021 included in the Company’s Form 8-K, filed on August 4, 2021. The impact of the error correction was a $9.0 million increase in Class A ordinary shares subject to possible redemption included within temporary equity and a decrease of $9.0 million in total stockholders’ equity, with decreases of $5.0 million in Additional paid-in-capital and $4.0 million in Accumulated deficit respectively. The condensed financial statements for the quarter ended September 30, 2021 have been adjusted to reflect the corrected balances.
Preferred Stock –
The Company is authorized to issue 1,000,000 shares of preferred stock, with a par value of $0.0001 per share. At September 30, 2021, there were no shares of preferred stock issued or outstanding.
Warrants –
The warrants may only be exercised for a whole number of shares. The warrants included in the units sold in the Public Offering (the “Public Warrants”) will become exercisable 30 days after the completion of a Business Combination provided that the Company has an effective registration statement under the Securities Act covering the issuance of the shares of Class A common stock issuable upon exercise of the Public Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Public Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of the initial Business Combination, the Company will use its commercially reasonable efforts to file with the SEC and have an effective registration statement covering the issuance of the shares of Class A common stock issuable upon exercise of the warrants and to maintain a current prospectus relating to those shares of Class A common stock until the warrants expire or are redeemed. If a registration statement covering the issuance of the Class A common stock issuable upon exercise of the warrants is not effective by the 60th business day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption.

The warrants have an exercise price of $11.50 per share, subject to adjustments, and will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation. In addition, if (x) the Company issues additional shares of Class A common stock or equity- linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per share of Class A common stock (with such issue price or effective issue price to be determined in good faith by the board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance), or the Newly Issued Price, (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the common stock during the 20 trading day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price described below under “Redemption of warrants when the price per share of Class A common stock equals or exceeds $18.00” will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, respectively.
The Private Placement Warrants are identical to the Public Warrants, except that the Private Placement Warrants and the shares of Class A common stock issuable upon exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions.
Redemption of warrants when the price per share of Class A common stock equals or exceeds $18.00: Once the warrants become exercisable, the Company may redeem the outstanding warrants for cash:

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
Note 7 — Subsequent Events
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, other than the Initial Public Offering, as described in these condensed financial statements, the Company did not identify any subsequent events, that require adjustment or disclosure in the condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
For the period from January 21, 2021 (inception) through September 30, 2021, we had a net loss of $94,879, which consisted of formation and general and administrative costs.
Liquidity and Capital Resources
Until the consummation of the Initial Public Offering, our only source of liquidity was an initial purchase of Class B common stock by the Sponsor and loans from our Sponsor.
On July 29, 2021, we consummated the Initial Public Offering of 15,000,000 Units at a price of $10.00 per Unit, generating gross proceeds of $150,000,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 455,000 Private Placement Units to the Sponsor at a price of $10.00 per Private Placement Unit generating gross proceeds of $4,550,000. We incurred $9,897,599 in transaction costs, including $3,000,000 of underwriting fees, $1,186,448 representing the fair value of the Founder Shares transferred from the Sponsor to certain investors as an incentive to purchase the Units and $461,151 of other offering costs.
On August 3, 2021, the Underwriters exercised their option to purchase 444,103 additional Units for the total amount of $4,441,030. Resulting from the partial over-allotment exercise, the Company also issued 8,882 Private Placement Units, generating additional $88,820 in gross proceeds. Transaction costs related to the Underwriters’ partial over-allotment exercise amounted to $92,070, consisting of $88,820 of underwriting fees and $3,250 of other offering costs. The Company has also accrued underwriting fees of $155,435 that will be paid only if a business combination is entered into.

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
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
As of September 30, 2021, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in certain U.S. government securities with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.
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
required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that during the period covered by this report, our disclosure controls and procedures were not effective due to a material weakness in internal controls over financial reporting related to the accounting for complex financial instruments. Management identified errors in its historical financial statements related to the accounting for the Class A common stock subject to redemption. Because the Class A common stock issued in the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside of the Company’s control, the Company should have classified all of these redeemable shares in temporary equity.
To a
ddress this material weakness, management has devoted, and plans to continue to devote, significant effort and resources to the remediation and improvement of its internal control over financial reporting and to provide processes and controls over the internal communications within the Company, financial reporting advisors and independent registered public accounting firm. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance these processes to better evaluate our research and understanding of the nuances of the complex accounting standards that apply to our financial reporting requirements by utilizing the expertise of outside financial reporting advisors to support the Company in evaluating these transactions. We can offer no assurance that these initiatives will ultimately have the intended effects. Other than this issue, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Changes in Internal Control Over Financial Reporting
Other than changes that have resulted from the material weakness remediation activities noted above, there has been no change in our internal control over financial reporting, during the most recently completed fiscal quarter, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities.
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
We paid a total of $3,000,000 in underwriting discounts and commissions and $353,143 for other costs and expenses related to the Initial Public Offering. In addition, the Company also included in offering costs the fair value of $1,186,448 of the Founders Shares transferred by the Sponsor to certain investors as a compensation for their commitment to purchase the Public Units sold in the IPO. In addition, the underwriters agreed to defer $5,250,000 in underwriting discounts and commissions. Transaction costs related to the Underwriters’ partial over-allotment exercise amounted to $92,070, consisting of $88,820 of underwriting fees and $3,250 of other offering costs. The Company has also accrued underwriting fees of $155,435 that will be paid only if a business combination is entered into.
For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Form
10-Q.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
As described in Note 2 above, in connection with the preparation of the Company’s financial statements as of September 30, 2021, management identified errors made in our historical financial statements where, at the closing of our Initial Public Offering, we improperly valued our common stock subject to possible redemption. We previously determined the common stock subject to possible redemption to be equal to the redemption value of $10.00 per share of common stock while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the common stock issued during the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside our control. Therefore, management concluded that the redemption value should include all shares of common stock subject to possible redemption, resulting in the common stock subject to possible redemption being equal to their redemption value. As a result, management has noted a reclassification error related to temporary equity and permanent equity. This resulted in an adjustment to the initial carrying value of the common stock subject to possible redemption with the offset recorded to additional paid-in capital and common stock.
Therefore, our balance sheet included on the Company’s Form 8-K, as filed with the SEC on August 4, 2021, should no longer be relied upon because certain redemption provisions not solely within our control require the common stock subject to redemption to be classified outside of permanent equity. We had previously classified a portion of the common stock in permanent equity.
It is noted that the non-cash adjustments to the financial statements do not impact the amounts previously reported for our cash and cash equivalents or total assets. In light of the material weakness in the Company’s internal control over financial reporting related to the Company’s accounting for complex financial instruments, we performed additional analysis as deemed necessary to ensure that the Company’s unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles.
The Company’s management and the Audit Committee have discussed the matters disclosed in this Quarterly Report on Form 10-Q with Marcum LLP, our independent registered public accounting firm.

Item 6. Exhibits.
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form
10-Q.

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized on this 22nd day of November,
 2021.

ALPHA HEALTHCARE ACQUISITION CORP. III

By:	/s/ Rajiv Shukla
Name: Rajiv Shukla
Title: Chief Executive Officer

ALPHA HEALTHCARE ACQUISITION CORP. III

By:	/s/ Patrick A. Sturgeon
Name: Patrick A. Sturgeon
Title: Chief Financial Officer