Form 10-K
period 2021-12-31
ALPHA HEALTHCARE ACQUISITION CORP III
filed 2022-04-15
CIK 1842939

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from

to

Commission File Number:
001-40228

Alpha Healthcare Acquisition Corp. III
(Exact name of Registrant as specified in its charter)

Delaware	85-1645738
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)
1177 Avenue of the Americas, 5th Floor
New York, New York 10036
(646)
494-3296
(Address, Including Zip Code, and Telephone Number, Including Area Code, of Registrant’s Principal Executive Offices)
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
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
(§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in
Rule 12b-2
of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-accelerated Filer	☒	Smaller Reporting Company	☒

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2
of the Exchange Act.)    Yes  ☒    No  ☐
As of December 31, 2021, the last day of the registrant’s most recently completed fiscal quarter, the aggregate market value of the Class A common stock held by non-affiliates
of the registrant was approximately $157.17 million based on the closing price of the registrant’s Class A common stock on December 31, 2021. The calculation excludes shares of the registrant’s common stock held by current executive officers, directors and stockholders that the registrant has concluded are affiliates of the registrant. This determination of affiliate status is not a determination for other purposes.
As of
April 15
, 2022, there were 15,907,985 shares of Class A common stock and 3,861,026 shares of Class B common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None.

-i-

CERTAIN TERMS
Unless otherwise stated in this Annual Report on Form
10-K
or the context otherwise requires, references to:

•	“common stock” are to our Class A common stock and our Class B common stock, collectively;

•
“founder shares” are to shares of our Class B common stock initially purchased by our sponsor in a private placement prior to our initial public offering, and the shares of our Class A common stock issuable upon the conversion thereof;

•
“initial public offering” are to our initial public offering of 15,000,000 units, at $10.00 per unit, which closed on July 29, 2021, and the partial over-allotment exercise of 444,103 units, at $10.00 per unit, which closed on August 3, 2021;

•	“initial stockholders” are to our sponsor and any other holders of our founder shares prior to our initial public offering (or their permitted transferees);

•	“management” or our “management team” are to our officers and directors;

•
“placement units” are to the units purchased by our sponsor in the private placement concurrent with our initial public offering, each placement unit consisting of one placement share and one-fourth of
one placement warrant;

•	“placement shares” are to the shares of our common stock included within the placement units purchased by our sponsor in the private placement concurrent with our initial public offering;

•	“placement warrants” are to the warrants included within the placement units purchased by our sponsor in the private placement concurrent with our initial public offering;

•
“private placement” are to the private placement of 463,882 placement units at a price of $10.00 per unit, for an aggregate purchase price of $4,638,820, which occurred simultaneously with the completion of our initial public offering;

•	“public shares” are to shares of our Class A common stock sold as part of the units in our initial public offering;

•
“public stockholders” are to the holders of our public shares, including our initial stockholders and management team to the extent our initial stockholders and/or members of our management team purchase public shares, provided that each initial stockholder’s and member of our management team’s status as a “public stockholder” shall only exist with respect to such public shares;

•	“public warrants” are to our redeemable warrants sold as part of the units in our initial public offering;

•	“sponsor” are to AHAC Sponsor LLC, a Delaware limited liability company;

•	“warrants” are to our redeemable warrants, which includes the public warrants as well as the placement warrants and any warrants issued upon conversion of working capital loans; and

•	“we,” “us,” “company” or “our company” are to Alpha Healthcare Acquisition Corp. III

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Some of the statements contained in this Annual Report on Form
10-K
may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Annual Report on Form
10-K
may include, for example, statements about:

•	our ability to select an appropriate target business or businesses in the healthcare industry;

•	our ability to complete our initial business combination in the healthcare industry;

•	our expectations around the performance of the prospective target business or businesses in the healthcare industry;

•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

•
our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

•	our potential ability to obtain additional financing to complete our initial business combination;

•	our pool of prospective target businesses in the healthcare industry;

•	our ability to consummate an initial business combination due to the uncertainty resulting from the recent COVID-19 pandemic;

•	the ability of our officers and directors to generate a number of potential business combination opportunities;

•	our public securities’ potential liquidity and trading;

•	the lack of a market for our securities;

•	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

•	the trust account not being subject to claims of third parties; or

•	our financial performance following our initial public offering.
The forward-looking statements contained in this Annual Report on Form
10-K
are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

SUMMARY OF MATERIAL RISKS ASSOCIATED WITH OUR BUSINESS
An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Annual Report on Form
10-K,
before making a decision to invest in our units. The occurrence of one or more of the events or circumstances described in the section titled “Risk Factors,” alone or in combination with other events or circumstances, may materially adversely affect our business, financial condition and operating results. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. Such risks include, but are not limited to:

•	We are a recently incorporated company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

•
Our public stockholders may not be afforded an opportunity to vote on our proposed initial business combination, which means we may complete our initial business combination even though a majority of our public stockholders do not support such a combination.

•	Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.

•	If we seek stockholder approval of our initial business combination, our sponsor has agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote.

•
The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into our initial business combination with a target.

•
The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

•	Redeeming stockholders may be unable to sell their securities when they wish to in the event that the proposed business combination is not approved.

•
In connection with any meeting held to approve an initial business combination, we will offer each public stockholder the option to vote in favor of the proposed business combination and still seek redemption of their shares.

•
Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the recent
COVID-19
coronavirus pandemic and the status of debt and equity markets.

•
If we do not consummate an initial business combination within 24 months from the closing of our initial public offering, our public stockholders may be forced to wait beyond such 24 months before redemption from our trust account.

•
We may not be able to complete our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public stockholders may only receive $10.00 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

•
We may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

•	We may seek acquisition opportunities in industries or sectors which may or may not be outside of our founders’ area of expertise.

•
We may only be able to complete one business combination with the proceeds of our initial public offering, which will cause us to be solely dependent on a single business, which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

•	Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination.

•	Past performance by our sponsor or their affiliates, including our management team, may not be indicative of future performance of an investment in us.

•	We may seek business combination opportunities with a high degree of complexity that require significant operational improvements, which could delay or prevent us from achieving our desired results.

•	Our executive officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

•
We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our sponsor, executive officers, directors or existing holders which may raise potential conflicts of interest.

•	You will not be entitled to protections normally afforded to investors of many other blank check companies.

•
You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your public shares or warrants, potentially at a loss.

•	Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

•	If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholder may be less than $10.00 per public share.

•	We are subject to changing law and regulations regarding regulatory matters, corporate governance and public disclosure that have increased both our costs and the risk of non-compliance.

•	We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our securities less attractive to investors.

•
Compliance obligations under the Sarbanes-Oxley Act of 2002 may make it more difficult for us to effectuate our initial business combination, require substantial financial and management resources, and increase the time and costs of completing an acquisition.

•
If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

•	Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.

•	An investment in our securities, and certain subsequent transactions with respect to our securities, may result in uncertain or adverse U.S. federal income tax consequences.

•	We may effect our initial business combination with a company located outside of the United States.

•
Social unrest, acts of terrorism, regime changes, changes in laws and regulations, political upheaval, or policy changes or enactments may occur in a country in which we may operate after we effect our initial business combination.

•	Many countries have difficult and unpredictable legal systems and underdeveloped laws and regulations that are unclear and subject to corruption and inexperience.

•	If relations between the United States and foreign governments deteriorate, it could cause potential target businesses or their goods and services to become less attractive.

•	If our management following our initial business combination is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws.

•	Currency policies may cause a target business’ ability to succeed in the international markets to be diminished.

•	Because foreign law could govern our material agreements, we may not be able to enforce our rights within such jurisdiction or elsewhere.

PART I

Item 1	Business
Our Company
We are a blank check company formed under the laws of the State of Delaware on January 21, 2021 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this annual report as our initial business combination. To date, our efforts have been limited to organizational activities as well as activities related to our initial public offering. We have not selected any specific business combination target and we have not, nor has anyone on our behalf, initiated any substantive discussions, directly or indirectly, with any business combination target. We have generated no operating revenues to date and we do not expect that we will generate operating revenues until we consummate our initial business combination.
While we may pursue an acquisition opportunity in any business industry or sector, we intend to capitalize on our management team’s differentiated ability to source, acquire and manage a business in the healthcare industry in the United States. Our management team has an extensive track record of creating value for stockholders by acquiring attractive businesses at disciplined valuations, investing in growth while fostering financial discipline and ultimately improving financial results.
On July 29, 2021, the Company sold 15,000,000 Units at $10.00 per Unit in its initial public offering, generating gross proceeds of $150.0 million. Each unit consists of one share of Class A common stock and one-fourth
of one redeemable warrant. Only whole warrants are exercisable. Each whole warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share.
Simultaneously with the closing of the initial public offering, the Company consummated the sale of 455,000 Units at a price of $10.00 per Unit to the Sponsor, generating gross proceeds of $4,550,000. In connection with the IPO, the Company also granted the underwriters a
45-day
option to purchase an additional 2,250,000 Public Units at the initial public offering price. On August 3, 2021, the Underwriters exercised their option to purchase 444,103 additional Units for the total amount of $4,441,030, received on August 6, 2021. Resulting from the partial over-allotment exercise, the Company also issued 8,882 Private Placement Units, generating additional $88,820 in gross proceeds.
A total of $154,441,030, composed of the proceeds of the Initial Public Offering, including from the exercise of the over-allotment option by the Underwriters, and the sale of the Private Placement Units, including $5,250,000 of the underwriters’ deferred discount, was placed in the Trust Account.
We paid a total of $3,000,000 in underwriting discounts and commissions and $461,151 for other costs and expenses related to the Initial Public Offering. In addition, the Company also included in offering costs the fair value of $1,186,448 of the Founders Shares transferred by the Sponsor to certain investors as a compensation for their commitment to purchase the Public Units sold in the IPO. In addition, the underwriters agreed to defer $5,250,000 in underwriting discounts and commissions. Transaction costs related to the Underwriters’ partial over-allotment exercise amounted to $92,070, consisting of $88,820 of underwriting fees and $3,250 of other offering costs. The Company has also accrued underwriting fees of $155,435 that will be paid only if a business combination is entered into.
Our Management Team
Our management team is led by Rajiv Shukla, our Chairman and Chief Executive Officer, and Patrick A. Sturgeon, our Chief Financial Officer.
Rajiv Shukla has been our Chairman and Chief Executive Officer since inception and has two decades of buyouts, investments and operations experience in the healthcare industry. Since August 2021, Mr. Shukla has served as a director of Humacyte, Inc. (“HUMA”). Mr. Shukla also served as Chairman and Chief Executive Officer of Constellation Alpha Capital Corp. (“CNAC”), a Nasdaq-listed special purpose acquisition company, from June 2017 to August 2019. CNAC raised $144 million in proceeds from a Nasdaq initial public offering and successfully closed its initial business combination with DermTech, Inc., or DermTech, in August 2019. DermTech is a molecular dermatology company that develops and markets non-invasive diagnostic
tests. The transaction was financed in part with proceeds from a private placement transaction with investors including Farallon Capital, Victory RS Science and Technology Fund, Irwin Jacobs, RTW and HLM Venture Partners.

Since August 2019, Mr. Shukla has served as an independent director on the board of directors of InflammX Therapeutics, formerly known as Ocunexus Therapeutics, a clinical stage biotech company. From June 2013 to May 2015, Mr. Shukla served as Chief Executive Officer of Pipavav Defence & Offshore Engineering Company (now Reliance Naval and Engineering Ltd.), an Indian listed shipbuilding and defense manufacturing company. In this role, he successfully implemented an extensive financial restructuring project and sold control to the Reliance ADA Group. Between 2008 and 2013, Mr. Shukla worked as an investor at ICICI Venture, Morgan Stanley Investment Management and Citi Venture Capital International. Throughout his investment career, Mr. Shukla has been involved with numerous investments in healthcare companies. As a private equity investor, Mr. Shukla was involved with numerous control and minority healthcare investments including a hospital roll-up platform
comprising multiple control investments and significant minority stakes in tertiary care hospitals and outpatient treatment centers, a roll-up of
specialty chemicals and animal health businesses, a U.S. based clinical research organization, a vaccine company, and three specialty pharma companies. From 2001 to 2006, Mr. Shukla served as Senior Director at Pfizer, Inc. (NYSE: PFE). In this role, he played a key role in several acquisitions including Pharmacia in 2003, Meridica in 2004, Vicuron Pharmaceuticals and Idun Pharmaceuticals in 2005, and Rinat Neuroscience in 2006. Mr. Shukla also led the operational integration of these organizations into Pfizer across multiple sites around the world. Mr. Shukla graduated from Harvard University with a Masters in Healthcare Management and Policy and received a Bachelors in Pharmaceutics from the Indian Institute of Technology.
Patrick A. Sturgeon has been our Chief Financial Officer since inception and has nearly two decades of experience with M&A and equity capital market transactions in the healthcare and other sectors. Mr. Sturgeon serves as Chief Financial Officer of Brookline Capital Acquisition Corp., a Nasdaq-listed special purpose acquisition company which raised $50 million in its initial public offering in January 2021. He has also served as a Managing Director at Brookline Capital Markets, a division of Arcadia Securities, LLC (“Brookline”) since March 2016. At Brookline, Mr. Sturgeon focuses on mergers and acquisitions, public financing, private capital raising, secondary offerings, and capital markets. On the public financing front, he focuses on SPAC transactions, primarily underwritten initial public offerings and initial business combinations. From July 2013 to February 2016, Mr. Sturgeon served as a Managing Director at Axiom Capital Management. He worked at Freeman & Co. from October 2002 to November 2011, where he focused on mergers and acquisitions in the financial services sector. Mr. Sturgeon received his B.S. in Economics from the University of Massachusetts, Amherst and his M.B.A. in Finance from New York University.
We believe our management team’s operating and transaction experience and relationships with companies will provide us with a substantial number of potential business combination targets. Over the course of their careers, the members of our management team have developed a broad network of contacts and corporate relationships in the healthcare industry. This network has grown through the activities of our management team sourcing, acquiring and financing businesses, our management team’s relationships with sellers, financing sources and target management teams and the experience of our management team in executing transactions under varying economic and financial market conditions.
We also believe that potential sellers of target businesses will view the fact that our management team has already successfully closed an initial business combination with CNAC and HUMA as positive factors in considering whether or not to enter into a business combination with us. However, past performance by our management team is not a guarantee of success with respect to any business combination we may consummate.
Industry Opportunity
While we may acquire a business in any industry, our focus will be on the healthcare industry in the United States. We believe the healthcare industry is attractive for a number of reasons:
Large Target Market.
The healthcare industry represents a significant target market, with total annual U.S. national health expenditure reaching $3.8 trillion in 2019. The Center for Medicare and Medicaid Services has estimated that total healthcare expenditures are projected to grow at an annualized pace of approximately 5.4% from 2020 through 2028 to reach $6.2 trillion in 2028, which will constitute approximately 20% of total U.S. Gross Domestic Product.

Broad Universe of Potential Targets.
We intend to focus our investment effort broadly across the healthcare industry, which encompasses services, therapeutics, devices, diagnostics, healthcare technology and animal health. We intend to concentrate on venture capital and private equity-backed target companies in the healthcare industry with an enterprise value range between $250 million and $3 billion. We estimate that there are approximately 406 healthcare companies that currently meet this criteria, based on data from Pitchbook. We believe that our investment and operating expertise in healthcare across multiple industry verticals will give us a large, addressable universe of potential targets. The diversity of the target universe and the number of largely uncorrelated sub-sectors maximizes
the likelihood that the management team will be able to identify and execute an attractive transaction.
Favorable Trends.
Total global healthcare expenditure has grown at a pace substantially above the rate of inflation in recent years, and this growth is projected to continue over the years to come, driven by factors such as an aging population, increased prevalence of chronic disease and improved access to healthcare. While the size of healthcare spending has grown and will continue to grow, this expense has put significant pressure on payors, including federal and state governments as well as individuals. This dynamic has offered opportunities to services companies that can both control cost and improve the overall quality of healthcare. An area of focus that we believe will continue to be of strong interest is diagnostics — both manufacturing and testing facilities. According to a 2021 KPMG LLP healthcare report, 63% of respondents believe deal volume to continue to increase, perpetuated by demand created from
COVID-19.
In addition, beyond the demand created by
COVID-19,
the other three main areas of focus favorable to M&A activity in the subsector are point-of-care testing,
liquid biopsy, and next-generation sequencing (NGS). Telehealth is another sector where there are strong positive investment trends. According to a 2020 McKinsey & Company report, after
COVID-19,
an estimated $250 billion of U.S. healthcare spending could go towards virtual health and telemedicine sectors. With the disruption caused by
COVID-19 effecting
in-person diagnostic,
evaluation and in some cases treatment, we see more investment and technological development continue in the sector.
Competitive Differentiation
Our mission is to create attractive risk-adjusted returns for our stockholders. We intend to capitalize on the ability of our management team to identify, acquire and operate a business that will benefit from their involvement by utilizing the following differentiating factors to our advantage:

•
Industry Expertise:
Healthcare is a broad, diverse and truly local industry comprised of numerous sub-sectors that
each require unique institutional knowledge to be properly analyzed. Our management team has the ability to draw on vast experience to drive value creation for stockholders.

•
Sourcing:
Our management team has an extensive network of relationships with Private Equity funds, industry executives, private owners, advisors and other intermediaries that we believe will generate deal-sourcing opportunities.

•
Execution:
The members of our management team have collectively executed or advised on some of the largest and most impactful healthcare M&A transactions over the course of their careers. We believe this experience will allow for compelling structuring solutions that create true alignment between management and stockholders, as well as efficient negotiations and pricing.

•
Investment Expertise:
Our management team and their affiliates have considerable experience with public market healthcare investments and exits. We believe this experience will allow our team to effectively position the target company with public market investors. Additionally, the ability to effectively access the capital markets to either fund growth or right-size a
company’s balance sheet provides management teams with additional flexibility while running a business.

•
Operational
Value-Add:
The members of our management team have decades of diverse experience operating businesses and driving value creation. The team has successfully led businesses in various stages of their lifecycle including pre-revenue startups,
growth businesses,
roll-ups and
restructurings. We believe this will allow for a diverse set of acquisition targets to be evaluated.

We believe the collective experience of our management team and their affiliates will lead to many potential acquisition opportunities.
Acquisition Criteria
Consistent with our strategy, we have identified the following general criteria and guidelines that we believe are important in evaluating prospective target businesses. We will use these criteria and guidelines in evaluating acquisition opportunities, but we may decide to enter into our initial business combination with a target business that does not meet these criteria and guidelines. We intend to filter our opportunities based on the following criteria:

•
Opportunities for organic growth and
add-on
 acquisitions
. We will seek targets that we believe we can grow both organically and through acquisitions. We intend to leverage the industry experience and financial acumen of our management team to identify additional operational improvement opportunities for the target business. In addition, we believe that we can utilize our extensive networks to source opportunities and execute additional transactions that will drive growth for our business combination target.

•
Offers an unrecognized value proposition
. We will conduct due diligence with respect to potential business combination targets, with a goal of identifying value that has been unrecognized and would allow us to invest in companies and buy assets at prices that we believe to be below intrinsic value. In the case of turnaround opportunities, we expect to only acquire companies where we can utilize our operating experience, industry networks and capital to implement a turnaround plan that addresses key aspects of underperformance. The ideal turnaround candidates are those that may require a recapitalization, improvements in working capital management, operational improvements that result in margin expansion, or those that could benefit from the application of new technology that could improve productivity or result in new business orders.

•
History of, or potential for, free cash flow generation
. We will seek one or more businesses or assets that have a history of, or potential for, strong, stable free cash flow generation, with predictable and recurring revenue streams.

•
Experienced and motivated management team
. We will target one or more businesses or assets that have strong, experienced management teams or those that provide a platform for us to assemble an effective and experienced management team. We will focus on management teams with a track record of driving revenue growth, enhancing profitability and creating value for their stockholders.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management team may deem relevant. In the event that we decide to enter into our initial business combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria in our stockholder communications related to our initial business combination, which, as discussed in this annual report, would be in the form of proxy solicitation materials or tender offer documents that we would file with the U.S. Securities and Exchange Commission.
We may need to obtain additional financing either to complete our initial business combination or because we become obligated to redeem a significant number of our public shares upon completion of our initial business combination. We intend to acquire a company with an enterprise value significantly above the net proceeds of our initial public offering and the sale of the placement units. Depending on the size of the transaction or the number of public shares we become obligated to redeem, we may potentially utilize several additional financing sources, including but not limited to the issuance of additional securities to the sellers of a target business, debt issued by banks or other lenders or the owners of the target, a private placement to raise additional funds, or a combination of the foregoing. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. In addition, following our initial business combination, if cash on hand is insufficient to meet our obligations or our working capital needs, we may need to obtain additional financing.

Initial Business Combination
Nasdaq rules and our certificate of incorporation require that we complete one or more business combinations having an aggregate fair market value of at least 80% of the assets held in the trust account (excluding the amount of deferred underwriting discounts held in trust and taxes payable on the interest earned on the trust account) at the time of signing the agreement to enter into the initial business combination. If our board of directors is not able to independently determine the fair market value of the target business or businesses, or we are considering an initial business combination with an affiliated entity, we will obtain an opinion from an independent investment banking firm that is a member of the Financial Industry Regulatory Authority (FINRA), or an independent valuation or accounting firm with respect to the satisfaction of such criteria.
We anticipate structuring our initial business combination either (i) in such a way so that the post-transaction company in which our public stockholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses, or (ii) in such a way so that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or stockholders, or for other reasons. However, we will only complete an initial business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to the initial business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the initial business combination. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be taken into account for purposes of the 80% of net assets test. If the initial business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses and we will treat the target businesses together as the initial business combination for purposes of a tender offer or for seeking stockholder approval, as applicable.
Our Business Combination Process
In evaluating prospective business combinations, we expect to conduct a thorough due diligence review process that will encompass, among other things, a review of historical and projected financial and operating data, meetings with management and their advisors (if applicable), on-site inspection
of facilities and assets, discussion with customers and suppliers, legal reviews and other reviews as we deem appropriate. We will also seek to utilize the expertise of our management team in analyzing healthcare companies and evaluating operating projections, financial projections and determining the appropriate return expectations given the risk profile of the target business.
We are not prohibited from pursuing an initial business combination or subsequent transaction with a company that is affiliated with our sponsor, founders, officers, or directors, or a company in which any of the foregoing may have a direct or indirect interest. In the event we seek to complete our initial business combination with a company that is affiliated with our sponsor or any of our founders, officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm which is a member of FINRA or an independent valuation or accounting firm that such initial business combination or transaction is fair to our company from a financial point of view.
Members of our board of directors own founder shares and placement units and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers or directors were to be included by a target business as a condition to any agreement with respect to our initial business combination.

We currently do not have any specific business combination under consideration. Our officers and directors have neither individually selected nor considered a target business nor have they had any substantive discussions regarding possible target businesses among themselves or with our underwriters or other advisors. We have not (nor has anyone on our behalf) contacted any prospective target business or had any substantive discussions, formal or otherwise, with respect to a business combination transaction with our company. We have not (nor have any of our agents or affiliates) been approached by any candidates (or representative of any candidates) with respect to a possible acquisition transaction with our company. Additionally, we have not, nor has anyone on our behalf, taken any substantive measure, directly or indirectly, to select or locate any suitable acquisition candidate for us, nor have we engaged or retained any agent or other representative to select or locate any such acquisition candidate.
Our sponsor and our officers and directors may sponsor or form other special purpose acquisition companies similar to ours or may pursue other business or investment ventures during the period in which we are seeking an initial business combination. Any such companies, businesses or investments may present additional conflicts of interest in pursuing an initial business combination.
Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary, contractual or other obligations to other entities pursuant to which such persons is or will be required to present a business combination opportunity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which such person has then-current fiduciary, contractual or other obligations to present such opportunity to such entity, such person will honor such fiduciary, contractual or other obligations to present such opportunity to such entity, in which case such opportunity will likely not be made available to the company. Further, each of our officers and directors have duties and obligations with respect to confidentiality to other entities and may in the future agree to additional such duties or obligations, which may prevent such officers and directors from disclosing such information to the company. Our officers and directors will comply with such duties and obligations of confidentiality to such other entities, in which case, the company may not have access to such information. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation.
Members of our management team are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they, in the exercise of their respective business judgement, deem necessary to our affairs until we have completed our initial business combination. The amount of time that any member of our management team will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the current stage of the business combination process. We do not have an employment agreement with any member of our management team.
Any past experience and performance of our management team is not a guarantee either: (1) that we will be able to successfully identify a suitable candidate for our initial business combination; or (2) of any results with respect to any initial business combination we may consummate. You should not rely on the historical record of our management team’s performance as indicative of the future performance of an investment in us or the returns we will, or are likely to, generate going forward. Additionally, in the course of their respective careers, members of our management team have been involved in businesses and deals that were unsuccessful.
Status as a Public Company
We believe our structure will make us an attractive business combination partner to target businesses. As an existing public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination with us. In a business combination transaction with us, the owners of the target business may, for example, exchange their shares of stock in the target business for our shares of Class A common stock (or shares of a new holding company) or for a combination of our shares of Class A common stock and cash, allowing us to tailor the consideration to the specific needs of the sellers. We believe target businesses will find this method a more expeditious and cost effective method to become a public company than the typical initial public offering. The typical initial public offering process takes a significantly longer period of time than the typical business combination transaction process, and there are significant expenses in the initial public offering process, including underwriting discounts and commissions, that may not be present to the same extent in connection with a business combination with us.

Furthermore, once a proposed business combination is completed, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the initial public offering, as well as general market conditions, which could prevent the initial public offering from occurring. Once public, we believe the target business would then have greater access to capital, an additional means of providing management incentives consistent with stockholders’ interests and the ability to use its shares as currency for acquisitions. Being a public company can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.
While we believe that our structure and our management team’s backgrounds will make us an attractive business partner, some potential target businesses may view our status as a blank check company, such as our lack of an operating history and our ability to seek stockholder approval of any proposed initial business combination, negatively.
We are an “emerging growth company,” as defined in the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory
vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.
In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.
We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our shares of Class A common stock that is held by non-affiliates exceeds
$700 million as of the prior June 30, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt
during the prior three-year period.
Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation
S-K.
Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our common stock held by non-affiliates exceeds
$250 million as of the prior June 30, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our common stock held by non-affiliates exceeds
$700 million as of the prior June 30.
Financial Position
With funds held in the trust account and available for a business combination in the amount of $149,043,685 after future payment of $5,405,436 in deferred underwriting fees, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

Effecting Our Initial Business Combination
We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time. We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering, the private placements of the placement units, our equity, debt or a combination of these as the consideration to be paid in our initial business combination. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.
If our initial business combination is paid for using equity or debt securities, or not all of the funds released from the trust account are used for payment of the consideration in connection with our initial business combination or used for redemptions of our shares of Class A common stock, we may apply the balance of the cash released to us from the trust account for general corporate purposes, including for maintenance or expansion of operations of the post-transaction company, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other companies or for working capital.
We have not selected any business combination target and we have not, nor has anyone on our behalf, initiated any substantive discussions with any business combination target. Additionally, we have not engaged or retained any agent or other representative to select or locate any suitable acquisition candidate, to conduct any research or take any measures, directly or indirectly, to locate or contact a target business, other than our officers and directors. Although our management will assess the risks inherent in a particular target business with which we may combine, we cannot assure you that this assessment will result in our identifying all risks that a target business may encounter. Furthermore, some of those risks may be outside of our control, meaning that we can do nothing to control or reduce the chances that those risks will adversely affect a target business.
We may need to obtain additional financing to complete our initial business combination, either because the transaction requires more cash than is available from the proceeds held in our trust account, or because we become obligated to redeem a significant number of our public shares upon completion of the business combination, in which case we may issue additional securities or incur debt in connection with such business combination. There are no prohibitions on our ability to issue securities or incur debt in connection with our initial business combination. We are not currently a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities, the incurrence of debt or otherwise.
Sources of Target Businesses
Certain members of our management team have spent significant portions of their careers working with businesses in the healthcare industry and have developed a wide network of professional services contacts and business relationships in that industry. The members of our board of directors also have significant executive management and public company experience with healthcare companies. Our process of identifying acquisition targets will leverage our management team’s industry experiences, demonstrated deal sourcing capabilities and broad and deep network of relationships, including executives and management teams, private equity groups and other institutional investors, large business enterprises, lenders, investment bankers and other investment market participants, restructuring advisers, consultants, attorneys and accountants, which we believe should provide us with a number of business combination opportunities. We expect that the collective experience, capability and network of our founders, directors and officers, combined with their individual and collective reputations in the investment community, will help to create prospective business combination opportunities.
In addition, we anticipate that target business candidates may be brought to our attention from various unaffiliated sources, including investment bankers and private investment funds. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read this annual report and know what types of businesses we are targeting. Our officers and directors, as well as their affiliates, may also bring to our attention target business candidates of which they become aware through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions.

While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of a finder’s fee is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the trust account. In no event, however, will our sponsor or any of our existing officers or directors, or any entity with which they are affiliated, be paid any finder’s fee, consulting fee or other compensation by the company prior to, or for any services they render in order to effectuate, the completion of our initial business combination (regardless of the type of transaction that it is). None of our sponsor, executive officers or directors, or any of their respective affiliates, will be allowed to receive any compensation, finder’s fees or consulting fees from a prospective business combination target in connection with a contemplated acquisition of such target by us.
We are not prohibited from pursuing an initial business combination with a business combination target that is affiliated with our sponsor, officers or directors, or from making the acquisition through a joint venture or other form of shared ownership with our sponsor, officers or directors. Although we will not be specifically focusing on, or targeting, any transactions with affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for a business combination as set forth below and such transaction was approved by a majority of our independent and disinterested directors. In the event we seek to complete our initial business combination with a business combination target that is affiliated with our sponsor, executive officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking which is a member of FINRA or an independent valuation or accounting firm, that such an initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.
If any of our executive officers becomes aware of a business combination opportunity that falls within the line of business of any entity, to which he or she has pre-existing fiduciary
or contractual obligations, he or she may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us. All of our executive officers currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue.
Evaluation of a Target Business and Structuring of Our Initial Business Combination
In evaluating a prospective target business, we expect to conduct a thorough due diligence review which may encompass, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as well as a review of financial, operational, legal and other information which will be made available to us. If we determine to move forward with a particular target, we will proceed to structure and negotiate the terms of the business combination transaction.
The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of, and negotiation with, a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination. The company will not pay any consulting fees to members of our management team, or any of their respective affiliates, for services rendered to or in connection with our initial business combination.
Lack of Business Diversification
For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By completing our initial business combination with only a single entity, our lack of diversification may:

•
subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination; and

•	cause us to depend on the marketing and sale of a single product or limited number of products or services.
Limited Ability to Evaluate the Target’s Management Team
Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our initial business combination with that business, our assessment of the target business’s management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. The determination as to whether any of the members of our management team will remain with the combined company will be made at the time of our initial business combination. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our initial business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.
We cannot assure you that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial business combination.
Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.
Stockholders May Not Have the Ability to Approve Our Initial Business Combination
We may conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC subject to the provisions of our amended and restated certificate of incorporation. However, we will seek stockholder approval if it is required by law or applicable stock exchange rule, or we may decide to seek stockholder approval for business or other legal reasons.
Under Nasdaq’s listing rules, stockholder approval would be required for our initial business combination if, for example:

•
we issue (other than in a public offering for cash) common stock that will either (a) be equal to or in excess of 20% of the number of shares of Class A common stock then outstanding or (b) have voting power equal to or in excess of 20% of the voting power then outstanding;

•
any of our directors, officers or substantial stockholders (as defined by Nasdaq rules) has a 5% or greater interest (or such persons collectively have a 10% or greater interest), directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of common stock could result in an increase in outstanding common stock or voting power of 5% or more; or

•	the issuance or potential issuance of common stock will result in our undergoing a change of control.
The decision as to whether we will seek stockholder approval of a proposed business combination in those instances in which stockholder approval is not required by law will be made by us, solely in our discretion, and will be based on business and legal reasons, which include a variety of factors, including, but not limited to:

•
the timing of the transaction, including in the event we determine stockholder approval would require additional time and there is either not enough time to seek stockholder approval or doing so would place the company at a disadvantage in the transaction or result in other additional burdens on the Company;

•	the expected cost of holding a stockholder vote;

•	the risk that the stockholders would fail to approve the proposed business combination;

•	other time and budget constraints of the company; and

•	additional legal complexities of a proposed business combination that would be time-consuming and burdensome to present to stockholders.
Permitted Purchases of our Securities
If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, directors, executive officers, advisors or their affiliates may purchase shares or public warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the trust account will be used to purchase shares or public warrants in such transactions. If they engage in such transactions, they will not make any such purchases when they are in possession of any material non-public information
not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act.
In the event that our sponsor, directors, officers, advisors or their affiliates purchase shares in privately negotiated transactions from stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their shares. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will comply with such rules.
The purpose of any such purchases of shares could be to (i) vote such shares in favor of the business combination and thereby increase the likelihood of obtaining stockholder approval of the business combination or (ii) to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible.
In addition, if such purchases are made, the public “float” of our shares of Class A common stock or public warrants may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.
Our sponsor, officers, directors and/or their affiliates anticipate that they may identify the stockholders with whom our sponsor, officers, directors or their affiliates may pursue privately negotiated purchases by either the stockholders contacting us directly or by our receipt of redemption requests submitted by stockholders (in the case of shares of Class A common stock) following our mailing of proxy materials in connection with our initial business combination. To the extent that our sponsor, officers, directors, advisors or their affiliates enter into a private purchase, they would identify and contact only potential selling stockholders who have expressed their election to redeem their shares for a pro rata share of the trust account or vote against our initial business combination, whether or not such stockholder has already submitted a proxy with respect to our initial business combination but only if such shares have not already been voted at the stockholder meeting related to our initial business combination. Our sponsor, executive officers, directors, advisors or any of their affiliates will select which stockholders to purchase shares from based on the negotiated price and number of shares and any other factors that they may deem relevant, and will only purchase shares if such purchases comply with Regulation M under the Exchange Act and the other federal securities laws.

Our sponsor, officers, directors and/or their affiliates will not make purchases of shares if the purchases would violate Section 9(a)(2) or
Rule 10b-5 of
the Exchange Act. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements.
Redemption Rights for Public Stockholders upon Completion of our Initial Business Combination
We will provide our stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of our initial business combination at a per-share price,
payable in cash, equal to the aggregate amount then on deposit in the trust account calculated as of two business days prior to the consummation of the initial business combination, including interest (net of taxes payable), divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the trust account is initially anticipated to be $10.00 per public share. The per share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. The redemption rights will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. Our sponsor has entered into an agreement with us, pursuant to which it has agreed to (i) waive its redemption rights with respect to its founder shares and (ii) waive its rights to liquidating distributions from the trust account with respect to its founder shares if we fail to consummate an initial business combination within 24 months from the closing of our initial public offering. Our sponsor and our directors and executive officers have also agreed (A) that they will not propose any amendment to our amended and restated certificate of incorporation that would modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our initial public offering or with respect to any other material provisions relating to stockholders’ rights or pre-initial business
combination activity, unless we provide our public stockholders with the opportunity to redeem their shares and (B) to waive their redemption rights with respect to their founder shares and any public shares they may acquire during or after our initial public offering in connection with the completion of our initial business combination. However, if our sponsor or members of our management team acquire public shares in or after our initial public offering, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to consummate an initial business combination within 24 months from the closing of our initial public offering.
Limitations on Redemptions
Our amended and restated certificate of incorporation provides that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we are not subject to the SEC’s “penny stock” rules). However, the proposed business combination may require: (i) cash consideration to be paid to the target or its owners, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed business combination. In the event the aggregate cash consideration we would be required to pay for all shares of Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, and all shares of Class A common stock submitted for redemption will be returned to the holders thereof.
Manner of Conducting Redemptions
We will provide our stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of our initial business combination either (i) in connection with a stockholder meeting called to approve the business combination or (ii) by means of a tender offer. The decision as to whether we will seek stockholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek stockholder approval under applicable law or stock exchange listing requirement or whether we were deemed to be a foreign private issuer (which would require a tender offer rather than seeking stockholder approval under SEC rules). Asset acquisitions and stock purchases would not typically require stockholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our outstanding common stock or seek to amend our amended and restated certificate of incorporation would require stockholder approval. We currently intend to conduct redemptions in connection with a stockholder vote unless stockholder approval is not required by applicable law or stock exchange listing requirement and we choose to conduct redemptions pursuant to the tender offer rules of the SEC for business or other legal reasons.

If we held a stockholder vote to approve our initial business combination, we will, pursuant to our amended and restated certificate of incorporation:

•
conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules; and

•	file proxy materials with the SEC.
In the event that we seek stockholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our stockholders with the redemption rights described above upon completion of the initial business combination.
If we seek stockholder approval, we will complete our initial business combination only if a majority of the shares of Class A common stock voted, on an as converted basis, are voted in favor of the business combination. In such case, our sponsor has agreed to vote the founder shares and any public shares purchased by our sponsor during or after our initial public offering in favor of our initial business combination. As a result, in addition to our sponsor’s founder shares, we would need 3,915,000, or 26.1%, of the 15,000,000 public shares sold in our initial public offering to be voted in favor of an initial business combination in order to have our initial business combination approved. Each stockholder may elect to redeem their public shares irrespective of whether they vote for or against the proposed transaction. In addition, our sponsor and our directors and executive officers have entered into agreements with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares and public shares in connection with the completion of a business combination.
If we conduct redemptions pursuant to the tender offer rules of the SEC, we will, pursuant to our amended and restated certificate of incorporation:

•	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers; and

•
file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

Upon the public announcement of our initial business combination, we or our sponsor will terminate any plan established in accordance with
Rule 10b5-1 to
purchase shares of Class A common stock in the open market if we elect to redeem our public shares through a tender offer, to comply with
Rule 14e-5 under
the Exchange Act.
In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with
Rule 14e-1(a)
under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on stockholders not tendering more than the number of public shares we are permitted to redeem. If stockholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete the initial business combination.

Limitation on Redemption upon Completion of Our Initial Business Combination If We Seek Stockholder Approval
If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to Excess Shares. We believe this restriction will discourage stockholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public stockholder holding more than an aggregate of 15% of the shares sold in our initial public offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us, our sponsor or our management at a premium to the then-current market price or on other undesirable terms. By limiting our stockholders’ ability to redeem no more than 15% of the shares sold in our initial public offering without our prior consent, we believe we will limit the ability of a small group of stockholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash.
However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination.
Tendering Share Certificates in Connection with Redemption Rights or a Tender Offer
Public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” will be required to either tender their certificates (if any) to our transfer agent prior to the date set forth in the proxy solicitation or tender offer materials, as applicable, mailed to such holders, or to deliver their shares to the transfer agent electronically using The Depository Trust Company’s DWAC (Deposit/ Withdrawal At Custodian) System, at the holder’s option, in each case up to two business days prior to the initially scheduled vote to approve the business combination. The proxy solicitation or tender offer materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate the applicable delivery requirements, which will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. Accordingly, a stockholder would have from the time we send out our tender offer materials up to two days prior to the vote on the business combination to tender its shares if it wishes to seek to exercise its redemption rights. Given the relatively short period in which to exercise redemption rights, it is advisable for stockholders to use electronic delivery of their public shares.
There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker a fee of approximately $80.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.
The foregoing is different from the procedures used by many blank check companies. In order to perfect redemption rights in connection with their business combinations, many blank check companies would distribute proxy materials for the stockholders’ vote on an initial business combination, and a holder could simply vote against a proposed business combination and check a box on the proxy card indicating such holder was seeking to exercise their redemption rights. After the business combination was approved, the company would contact such stockholder to arrange for them to deliver their certificate to verify ownership. As a result, the stockholder then had an “option window” after the completion of the business combination during which he or she could monitor the price of the company’s shares in the market. If the price rose above the redemption price, they could sell their shares in the open market before actually delivering their shares to the company for cancellation. As a result, the redemption rights to which stockholders were aware they needed to commit before the stockholder meeting, would become “option” rights surviving past the completion of the business combination until the redeeming holder delivered its certificate. The requirement for physical or electronic delivery prior to the meeting ensures that a redeeming stockholder’s election to redeem is irrevocable once the business combination is approved.
Any request to redeem such shares, once made, may be withdrawn at any time up to two business days prior to the vote on the proposal to approve the business combination, unless otherwise agreed to by us. Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of our initial business combination.

If our initial business combination is not approved or completed for any reason, then our stockholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.
If our initial proposed business combination is not completed, we may continue to try to complete a business combination with a different target until 24 months from the closing of our initial public offering.
Redemption of Public Shares and Liquidation If No Initial Business Combination
Our amended and restated certificate of incorporation provides that we will have only 24 months from the closing of our initial public offering to consummate an initial business combination. If we are unable to consummate an initial business combination within 24 months from the closing of our initial public offering, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price,
payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (less up to $100,000 of interest to pay dissolution expenses and net of taxes payable), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii) to our obligations to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to consummate an initial business combination within 24 months from the closing of our initial public offering.
Our sponsor has entered into an agreement with us, pursuant to which it has waived its rights to liquidating distributions from the trust account with respect to its founder shares if we fail to consummate an initial business combination within 24 months from the closing of our initial public offering. However, if our sponsor or members of our management team acquire public shares in or after our initial public offering, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to consummate an initial business combination within 24 months from the closing of our initial public offering.
Our sponsor had agreed, pursuant to a written agreement with us, that they it not propose any amendment to our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not consummate an initial business combination within 24 months from the closing of our initial public offering or with respect to any other material provisions relating to stockholders’ rights or pre-initial business
combination activity, unless we provide our public stockholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share price,
payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (net of taxes payable), divided by the number of then outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we are not subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement, we would not proceed with the amendment or the related redemption of our public shares at such time. This redemption right shall apply in the event of the approval of any such amendment, whether proposed by our sponsors, any executive officer, director, or any other person.
We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from the remaining $774,192 of proceeds held outside the trust account as of December 31, 2021, although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of our initial public offering, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption
amount received by stockholders upon our dissolution would be approximately $10.00. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public stockholders. We cannot assure you that the actual per-share redemption
amount received by stockholders will not be less than $10.00. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.
Although we will seek to have all vendors, service providers (excluding our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. The underwriters will not execute agreements with us waiving such claims to the monies held in the trust account. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. In order to protect the amounts held in the trust account, our sponsor has agreed that it will be liable to us if and to the extent any claims by a vendor for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amounts in the trust account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.00 per share due to reductions in the value of the trust assets, in each case less taxes payable, provided that such liability will not apply to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account nor will it apply to any claims under our indemnity of the underwriters of initial public offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third party claims. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.
In the event that the proceeds in the trust account are reduced below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.00 per share due to reductions in the value of the trust assets, in each case less taxes payable, and our sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption
price will not be less than $10.00 per share.

We will seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers (excluding our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. As of December 31, 2021, we had $774,192 with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our trust account could be liable for claims made by creditors.
If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return $10.00 per share to our public stockholders. Additionally, if we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our stockholders. Furthermore, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.
Our public stockholders will be entitled to receive funds from the trust account only (i) in the event of the redemption of our public shares if we do not consummate an initial business combination within 24 months from the closing of our initial public offering, (ii) in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not consummate an initial business combination within 24 months from the closing of our initial public offering or with respect to any other material provisions relating to stockholders’ rights or pre-initial business
combination activity or (iii) if they redeem their respective shares for cash upon the completion of the initial business combination. In no other circumstances will a stockholder have any right or interest of any kind to or in the trust account. In the event we seek stockholder approval in connection with our initial business combination, a stockholder’s voting in connection with the business combination alone will not result in a stockholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such stockholder must have also exercised its redemption rights described above. These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with a stockholder vote.
Comparison of Redemption or Purchase Prices in Connection with Our Initial Business Combination and If We Fail to Complete Our Initial Business Combination
The following table compares the redemptions and other permitted purchases of public shares that may take place in connection with the completion of our initial business combination and if we are unable to consummate an initial business combination within 24 months from the closing of our initial public offering.

	REDEMPTIONS IN CONNECTION WITH OUR INITIAL BUSINESS COMBINATION	OTHER PERMITTED PURCHASES OF PUBLIC SHARES BY OUR AFFILIATES	REDEMPTIONS IF WE FAIL TO COMPLETE AN INITIAL BUSINESS COMBINATION
Calculation of redemption price	Redemptions at the time of our initial business combination may be made in connection with a stockholder vote or pursuant to a tender offer. The redemption price will be the same whether we conduct redemptions pursuant to a tender offer or in connection with a stockholder vote. In either case, our stockholders may redeem their public shares for cash equal to the aggregate amount then on deposit in the trust account calculated as of two business days prior to the consummation of the initial business combination (which is initially anticipated to be $10.00 per share), including interest (net of taxes payable), divided by the number of then outstanding public shares, subject to the limitation that no redemptions will take place if all of the redemptions would cause our net tangible assets to be less than $5,000,001 and any limitations (including but not limited to cash requirements) agreed to in connection with the negotiation of terms of a proposed business combination.	If we seek stockholder approval of our initial business combination, our sponsor, directors, officers, advisors or their affiliates may purchase shares in privately negotiated transactions or in the open market either prior to or following completion of our initial business combination. There is no limit to the prices that our sponsor, directors, officers, advisors or their affiliates may pay in these transactions. If they engage in such transactions, they will not make any such purchases when they are in possession of any material nonpublic information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Securities Exchange Act of 1934, as amended, or the Exchange Act. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will comply with such rules.	If we are unable to consummate an initial business combination within 24 months from the closing of our initial public offering, we will redeem all public shares at a per share price, payable in cash, equal to the aggregate amount, then on deposit in the trust account (which is initially anticipated to be $10.00 per share), including interest (less up to $100,000 of interest to pay dissolution expenses and net of taxes payable) divided by the number of then outstanding public shares.

Impact to remaining stockholders	The redemptions in connection with our initial business combination will reduce the book value per share for our remaining stockholders, who will bear the burden of the deferred underwriting commissions and taxes payable.	If the permitted purchases described above are made, there would be no impact to our remaining stockholders because the purchase price would not be paid by us.	The redemption of our public shares if we fail to complete our initial business combination will reduce the book value per share for the shares held by our sponsor, who will be our only remaining stockholder after such redemptions.

Competition
In identifying, evaluating and selecting a target business for our initial business combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, public companies, operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our stockholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.
Facilities
We currently maintain our executive offices at 1177 Avenue of the Americas, 5 th
 Floor, New York, New York 10036. We will reimburse an affiliate of our sponsor for office space, secretarial and administrative services provided to us in the amount of $10,000 per month. We consider our current office space adequate for our current operations.
Employees
We currently have two executive officers. These individuals are not obligated to devote any specific number of hours to our matters, but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the business combination process we are in. We do not intend to have any full-time employees prior to the completion of our initial business combination.
Periodic Reporting and Financial Information
We have registered our units, Class A common stock and warrants under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports will contain financial statements audited and reported on by our independent registered public accountants.
We will provide stockholders with audited financial statements of the prospective target business as part of the tender offer materials or proxy solicitation materials sent to stockholders to assist them in assessing the target business. In all likelihood, these financial statements will need to be prepared in accordance with, or reconciled to, GAAP, or IFRS, depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the PCAOB. These financial statement requirements may limit the pool of potential targets we may conduct an initial business combination with because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame. We cannot provide any assurance that any particular target business identified by us as a potential business combination candidate will have financial statements prepared in accordance with GAAP or that the potential target business will be able to prepare its financial statements in accordance with the requirements outlined above. To the extent that these requirements cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential business combination candidates, we do not believe that this limitation will be material.

We will be required to evaluate our internal control procedures for the fiscal year ending December 31, 2022 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to have our internal control procedures audited. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination. We have filed a Registration Statement on
Form 8-A with
the SEC to voluntarily register our securities under Section 12 of the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial business combination.
We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory
vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.
In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.
We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our shares of Class A common stock that are held by non-affiliates exceeds
$700 million as of the prior June 30
th
, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt
during the prior three-year period. References herein to “emerging growth company” will have the meaning associated with it in the JOBS Act.
Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation
S-K.
Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our common stock held by non-affiliates equals
or exceeds $250 million as of the end of that year’s second fiscal quarter, or (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year and the market value of our common stock held by non-affiliates exceeds
$700 million as of the end of that year’s second fiscal quarter.
PART II
Item 1A. Risk Factors
An investment in our securities involves a high degree of risk. Careful consideration should be given to all of the risks described below, together with the other information contained in this Annual Report on Form
10-K,
before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and our stockholders could lose all or part of their investment.

Risks Related to Our Business and Financial Position
We are a blank check company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.
We are a blank check company with no operating results, and we will not commence operations until obtaining funding through the initial public offering and consummating our initial business combination. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. We have no plans, arrangements or understandings with any prospective target business concerning our initial business combination and may be unable to complete our initial business combination. If we fail to complete our initial business combination, we will never generate any operating revenues.
Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”
As of December 31, 2021, the Company had cash outside the Trust Account of $774,192, available for working capital needs, and net working capital of $643,168. Further, we have incurred and expect to continue to incur significant costs in pursuit of our financing and acquisition plans. Management’s plans to address this need for capital through the proceeds from the initial public offering and the working capital loans from the Sponsor are discussed in the section of this annual report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We cannot assure you that our plans to raise capital or to consummate an initial business combination will be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements contained elsewhere in this annual report do not include any adjustments that might result from our inability to consummate the initial public offering or our inability to continue as a going concern.
We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a partner business, which could compel us to restructure or abandon a particular business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.
Because we have not yet selected any prospective partner business we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of our initial public offering and the sale of the placement units prove to be insufficient, either because of the size of our initial business combination, the depletion of the available net proceeds in search of a partner business, the obligation to redeem for cash a significant number of shares from stockholders who elect redemption in connection with our initial business combination or the terms of negotiated transactions to purchase shares in connection with our initial business combination, we may be required to seek additional financing or to abandon the proposed business combination. Such financing may not be available on acceptable terms, if at all. The current economic environment may make difficult for companies to obtain acquisition financing. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative partner business candidate. If we do not complete our initial business combination within the required time period, our public stockholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless. In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the partner business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the partner business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after our initial business combination.
We may issue notes or other debt securities, or otherwise incur substantial debt, to complete our initial business combination, which may adversely affect our financial condition and thus negatively impact the value of our stockholders’ investment in us.
Although we have no commitments to issue any notes or other debt securities, or to otherwise incur outstanding debt, we may choose to incur substantial debt to complete our initial business combination. If we incur any indebtedness without a waiver from the lender of any right, title, interest or claim of any kind in or to any monies held in the trust account, the incurrence of debt could have a variety of negative effects, including:

•	default and foreclosure on our assets if our operating revenues after our initial business combination are insufficient to repay our debt obligations;

•
acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

•	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

•	our inability to pay dividends on our shares of common stock;

•
using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our shares of common stock if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

•	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

•	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

•
limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

If the net proceeds of our initial public offering and the sale of the placement units not being held in the trust account are insufficient to allow us to operate for the 24 months following the closing of our initial public offering, it could limit the amount available to fund our search for a partner business or businesses and complete our initial business combination, and we will depend on loans from our sponsor to fund our search and to complete our initial business combination.
As of December 31, 2021, the Company had cash outside the Trust Account of $774,192 available for working capital needs. We believe that, the funds available to us outside of the trust account, together with funds available from loans from our sponsor or any of their affiliates will be sufficient to allow us to operate for at least the 24 months following the closing of our initial public offering; however, our estimate may not be accurate, and our sponsor or any of their affiliates are under no obligation to advance funds to us in such circumstances. Of the funds available to us, we expect to use a portion of the funds available to us to pay fees to consultants to assist us with our search for a partner business. We could also use a portion of the funds as a down payment or to fund a
“no-shop”
provision (a provision in letters of intent designed to keep partner businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such partner businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a partner business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a partner business.

If we are required to seek additional capital, we would need to borrow funds from our sponsor or any of their affiliates or other third parties to operate or may be forced to liquidate. Neither our sponsor nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances may be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. Up to $1,500,000 of such loans may be convertible into placement units of the post-business combination entity at a price of $10.00 per placement unit at the option of the lender. The placement units would be identical to the units. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our sponsor or any of their affiliates as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. If we do not complete our initial business combination within the required time period because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public stockholders may only receive an estimated $10.00 per public share, or possibly less, on our redemption of our public shares, and our warrants will expire worthless.
Risks Related to Our Proposed Initial Business Combination
Our public stockholders may not be afforded an opportunity to vote on our proposed initial business combination, which means we may complete our initial business combination even though a majority of our public stockholders do not support such a combination.
We may choose not to hold a stockholder vote to approve our initial business combination unless the initial business combination would require stockholder approval under applicable law or stock exchange listing requirements or if we decide to hold a stockholder vote for business or other legal reasons. Except as required by applicable law or stock exchange requirements, the decision as to whether we will seek stockholder approval of a proposed initial business combination or will allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. Accordingly, we may complete our initial business combination even if holders of a majority of our public shares do not approve of the initial business combination we complete. Please see the section of this annual report entitled “Proposed Business — Stockholders May Not Have the Ability to Approve Our Initial Business Combination” for additional information.
Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.
At the time of your investment in us, you will not be provided with an opportunity to evaluate the specific merits or risks of one or more target businesses. Because our board of directors may consummate our initial business combination without seeking stockholder approval, public stockholders may not have the right or opportunity to vote on the business combination. Accordingly, your only opportunity to affect the investment decision regarding a potential business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public stockholders in which we describe our business combination.
If we seek stockholder approval of our initial business combination, our sponsor has agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote.
Our sponsor owns, on an
as-converted basis,
20% of our outstanding common stock following our initial public offering. Our sponsor also may from time to time purchase shares of Class A common stock prior to our initial business combination. Our amended and restated certificate of incorporation provides that, if we seek stockholder approval of an initial business combination, such initial business combination will be approved if we receive the affirmative vote of a majority of the shares voted at such meeting, including the founder shares. As a result, in addition to our sponsor’s founder shares, we would need 3,915,000, or 26.1%, of the 15,000,000 public shares sold in our initial public offering to be voted in favor of an initial business combination in order to have our initial business combination approved. Accordingly, if we seek stockholder approval of our initial business combination, the agreement by our sponsor to vote in favor of our initial business combination will increase the likelihood that we will receive the requisite stockholder approval for such initial business combination. In addition, in the event that our anchor investors purchase all of the approximately $100 million of units that they collectively have expressed an interest in purchasing in our initial public offering and vote their public shares in favor of our initial business combination, no affirmative votes from other public stockholders would be required to approve our initial business combination. However, because our anchor investors are not obligated to continue owning any public shares following the closing and are not obligated to vote any public shares in favor of our initial business combination, we cannot assure you that any of these anchor investors will be stockholders at the time our stockholders vote on our initial business combination, and, if they are stockholders, we cannot assure you as to how such anchor investors will vote on any business combination.

The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into our initial business combination with a target.
We may enter into a transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public stockholders exercise their redemption rights, we may not be able to meet such closing condition, and as a result, would not be able to proceed with the business combination. Furthermore, in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 or such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets would be aware of these risks and, thus, may be reluctant to enter into our initial business combination transaction with us.
The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.
At the time we enter into an agreement for our initial business combination, we will not know how many stockholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption.
If a large number of shares are submitted for redemption, we may need to restructure the transaction to reserve a greater portion of the cash in the trust account or arrange for additional third party financing. Raising additional third party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure. The amount of the deferred underwriting commissions payable to the underwriters will not be adjusted for any shares that are redeemed in connection with an initial business combination. The per-share amount
we will distribute to stockholders who properly exercise their redemption rights will not be reduced by the deferred underwriting commission and after such redemptions, the amount held in trust will continue to reflect our obligation to pay the entire deferred underwriting commissions.
We will require public stockholders who wish to redeem their shares of common stock in connection with a proposed business combination, or an amendment to our certificate of incorporation to effect the substance or timing of their redemption obligation if we fail to timely complete a business combination, to comply with specific requirements for redemption that may make it more difficult for them to exercise their redemption rights prior to the deadline for exercising their rights.
We will require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either (i) tender their certificates to our transfer agent prior to the expiration date set forth in the tender offer documents mailed to such holders, or in the event we distribute proxy materials, up to two business days prior to the vote on the proposal to approve the business combination or amendment to our certificate of incorporation to modify the substance or timing of our redemption obligation to redeem all public shares if we cannot complete an initial business combination or with respect to any other material provisions relating to stockholders’ rights or pre-initial business
combination activity, or (ii) deliver their shares to the transfer agent electronically using Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option. In order to obtain a physical stock certificate, a stockholder’s broker and/or clearing broker, DTC and our transfer agent will need to act to facilitate this request. It is our understanding that stockholders should generally allot at least two weeks to obtain physical certificates from the transfer agent. However, because we do not have any control over this process or over the brokers or DTC, it may take significantly longer than two weeks to obtain a physical stock certificate. While we have been advised that it takes a short time to deliver shares through the DWAC System, this may not be the case. Under our certificate of incorporation, we are required to provide at least 10 days advance notice of any stockholder meeting, which would be the minimum amount of time a stockholder would have to determine whether to exercise redemption rights. Accordingly, if it takes longer than we anticipate for stockholders to deliver their shares, stockholders who wish to redeem may be unable to meet the deadline for exercising their redemption rights and thus may be unable to redeem their shares.

Redeeming stockholders may be unable to sell their securities when they wish to in the event that the proposed business combination is not approved.
We will require public stockholders who wish to redeem their shares of common stock in connection with any proposed business combination to comply with the delivery requirements discussed above for redemption. If such proposed business combination is not consummated, we will promptly return such certificates to the tendering public stockholders. Accordingly, investors who attempted to redeem their shares in such a circumstance will be unable to sell their securities after the failed acquisition until we have returned their securities to them. The market price for our shares of common stock may decline during this time and you may not be able to sell your securities when you wish, even while other stockholders that did not seek redemption may be able to sell their securities.
In connection with any meeting held to approve an initial business combination, we will offer each public stockholder the option to vote in favor of the proposed business combination and still seek redemption of their shares.
In connection with any meeting held to approve an initial business combination, we will offer each public stockholder (but not our sponsor, officers or directors) the right to have their shares of common stock redeemed for cash regardless of whether such stockholder votes for or against such proposed business combination; provided that a stockholder must in fact vote for or against a proposed business combination in order to have their shares of common stock redeemed for cash. If a stockholder fails to vote for or against a proposed business combination, that stockholder would not be able to have their shares of common stock so redeemed. We will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 upon such consummation and a majority of the outstanding shares of common stock voted are voted in favor of the business combination. This is different than other similarly structured blank check companies where stockholders are offered the right to redeem their shares only when they vote against a proposed business combination. This threshold and the ability to seek redemption while voting in favor of a proposed business combination may make it more likely that we will consummate our initial business combination.
The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.
If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price or requires us to have a minimum amount of cash at closing, the probability that our initial business combination would be unsuccessful is increased. If our initial business combination is unsuccessful, you would not receive your pro rata portion of the funds in the trust account until we liquidate the trust account. If you are in need of immediate liquidity, you could attempt to sell your shares in the open market; however, at such time our shares may trade at a discount to the pro rata amount per share in the trust account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate or you are able to sell your shares in the open market.
The requirement that the target business or businesses that we acquire must collectively have a fair market value equal to at least 80% of the balance of the funds in the trust account (excluding any taxes payable) at the time of the execution of a definitive agreement for our initial business combination may limit the type and number of companies with which we may complete such a business combination.
Nasdaq rules and our certificate of incorporation require that the target business or businesses that we acquire must collectively have a fair market value equal to at least 80% of the balance of the funds in the trust account (excluding any taxes payable) at the time of the execution of a definitive agreement for our initial business combination. This restriction may limit the type and number of companies that we may complete a business combination with. If we are unable to locate a target business or businesses that satisfy this fair market value test, we may be forced to liquidate and you will only be entitled to receive your pro rata portion of the funds in the trust account, which may be less than $10.00 per share.

The requirement that we consummate an initial business combination within 24 months after the closing of our initial public offering may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our stockholders.
Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must consummate an initial business combination within 24 months from the closing of our initial public offering. Consequently, such partner business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination within the required time period with that particular partner business, we may be unable to complete our initial business combination with any partner business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.
Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the recent
COVID-19
coronavirus pandemic and the status of debt and equity markets.
In December 2019, a novel strain of coronavirus was reported to have surfaced, which has and is continuing to spread throughout the world, including the United States. On January 30, 2020, the World Health Organization declared the outbreak of the
COVID-19 coronavirus
disease a “Public Health Emergency of International Concern.” On January 31, 2020, U.S. Health and Human Services Secretary Alex M. Azar II declared a public health emergency for the United States to aid the U.S. healthcare community in responding to
COVID-19,
and on March 11, 2020, the World Health Organization characterized the outbreak as a “pandemic.” The
COVID-19 outbreak
has resulted in, and a significant outbreak of other infectious diseases could result in, a widespread health crisis that could materially and adversely affect the economies and financial markets worldwide, and the operations and financial position of any potential target business with which we consummate a business combination could be materially and adversely affected. Furthermore, we may be unable to complete a business combination if continued concerns relating to
COVID-19 restrict
travel, limit the ability to have meetings with potential investors, if the target company’s personnel, vendors and service providers are unavailable to negotiate and consummate a transaction in a timely manner, or if
COVID-19 causes
a prolonged economic downturn. The extent to which
COVID-19 impacts
our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of
COVID-19 and
the actions to contain
COVID-19 or
treat its impact, among others. If the disruptions posed by
COVID-19 or
other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.
In addition, our ability to consummate a business combination may be dependent on the ability to raise equity and debt financing which may be impacted by
COVID-19 and
other events, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all.

If we do not consummate an initial business combination within 24 months from the closing of our initial public offering, our public stockholders may be forced to wait beyond such 24 months before redemption from our trust account.
If we are unable to consummate our initial business combination within 24 months from the closing of our initial public offering, we will, as promptly as reasonably possible but not more than five business days thereafter (subject to our certificate of incorporation and applicable law), distribute the aggregate amount then on deposit in the trust account (net of taxes payable), pro rata to our public stockholders by way of redemption and cease all operations except for the purposes of winding up of our affairs by way of a voluntary liquidation, as further described herein. Any redemption of public stockholders from the trust account shall be effected as required by our certificate of incorporation prior to our commencing any voluntary liquidation. Except as otherwise described herein, we have no obligation to return funds to investors prior to the date of any redemption required as a result of our failure to consummate our initial business combination within the period described above or our liquidation, unless we consummate our initial business combination prior thereto and only then in cases where investors have sought to redeem their shares of common stock. Only upon any such redemption of public shares as we are required to effect, or any liquidation, will public stockholders be entitled to distributions if we are unable to complete our initial business combination.
We may not be able to complete our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public stockholders may only receive $10.00 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.
Our amended and restated certificate of incorporation provides that we must complete our initial business combination within 24 months from the closing of our initial public offering. We may not be able to find a suitable target business and complete our initial business combination within such time period. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. For example, if the outbreak of
COVID-19 continues
to grow both in the U.S. and globally and, while the extent of the impact of the outbreak on us will depend on future developments, it could limit our ability to complete our initial business combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Additionally, the outbreak of
COVID-19 may
negatively impact businesses we may seek to acquire.
If we have not completed our initial business combination within such time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price,
payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) above to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In such case, our public stockholders may only receive $10.00 per share, and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share on the redemption of their shares.
We may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all.
In pursuing our acquisition strategy, we may seek to effectuate our initial business combination with a privately held company. By definition, very little public information exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in our initial business combination with a company that is not as profitable as we suspected, if at all.

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we do not complete our initial business combination within the required time period, our public stockholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.
In recent years, the number of special purpose acquisition companies that have been formed has increased substantially. Many companies have entered into business combinations with special purpose acquisition companies, and there are still many special purpose acquisition companies seeking targets for their initial business combination, as well as many additional special purpose acquisition companies currently in registration. As the number of special purpose acquisition companies increases, there may be more competition to find an attractive target for an initial business combination. This could increase the costs associated with completing our initial business combination and may result in our inability to find a suitable target for our initial business combination.
We also expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships) and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous partner businesses we could potentially acquire with the net proceeds of our initial public offering and the sale of the placement units, our ability to compete with respect to the acquisition of certain partner businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain partner businesses.
Furthermore, we are obligated to offer holders of our public shares the right to redeem their shares for cash at the time of our initial business combination in conjunction with a stockholder vote or via a tender offer. Partner companies will be aware that this may reduce the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we have not consummated our initial business combination within the required time period, our public stockholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.
We may engage one or more of the underwriters or their affiliates to provide additional services to us after our initial public offering, which may include acting as financial advisor in connection with an initial business combination or as placement agent in connection with a related financing transaction. The underwriters are entitled to receive deferred commissions that will be released from the Trust Account only on a completion of an initial business combination. These financial incentives may cause the underwriters to have potential conflicts of interest in rendering any such additional services to us after our initial public offering, including, for example, in connection with the sourcing and consummation of an initial business combination.
We may engage one or more of the underwriters or their affiliates to provide additional services to us after our initial public offering, including, for example, identifying potential targets, providing financial advisory services, acting as a placement agent in a private offering or arranging debt financing. We may pay the underwriters or their affiliates fair and reasonable fees or other compensation that would be determined at that time in an arm’s length negotiation. The underwriters are also entitled to receive deferred commissions that are conditioned on the completion of an initial business combination. The fact that the underwriters or their affiliates’ financial interests are tied to the consummation of a business combination transaction may give rise to potential conflicts of interest in providing any such additional services to us, including potential conflicts of interest in connection with the sourcing and consummation of an initial business combination.
Subsequent to our consummation of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges.
Even if we conduct thorough due diligence on a target business with which we combine, this diligence may not surface all material issues that may be present inside a particular target business. And, regardless of how comprehensive our diligence may be, factors outside of the target business and outside of our control may arise later. As a result of these factors, we may be forced to later write-down or write-off assets,
restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items
and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt
held by a target business or by virtue of our obtaining post-combination debt financing.

Accordingly, any holders who choose to retain their securities following the business combination could suffer a reduction in the value of their securities.
Such holders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the business combination contained an actionable material misstatement or material omission.
Our directors may decide not to enforce indemnification obligations against our sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our public stockholders.
In the event that the proceeds in the trust account are reduced below $10.00 per share (whether or not the underwriters’ overallotment option is exercised in full) and our sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine on our behalf whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. If our independent directors choose not to enforce these indemnification obligations on our behalf, the amount of funds in the trust account available for distribution to our public stockholders may be reduced below $10.00 per share.
If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy or insolvency petition or an involuntary bankruptcy or insolvency petition is filed against us that is not dismissed, a bankruptcy or insolvency court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.
If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy or insolvency petition or an involuntary bankruptcy or insolvency petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/ creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy or insolvency court could seek to recover some or all amounts received by our stockholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors.
If, before distributing the proceeds in the trust account to our public stockholders, we file a bankruptcy or insolvency petition or an involuntary bankruptcy or insolvency petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our stockholders and the per-
share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.
If, before distributing the proceeds in the trust account to our public stockholders, we file a bankruptcy or insolvency petition or an involuntary bankruptcy or insolvency petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, the per-share amount
that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

Our sponsor paid an aggregate of $25,000 for the founder shares, or approximately $0.00579 per founder share (after taking into account the 1:1.2 stock split on March 1, 2021). As a result of this low initial price, our sponsor, its affiliates and our management team stand to make a substantial profit even if an initial business combination subsequently declines in value or is unprofitable for our public stockholders.
As a result of the low acquisition cost of our founder shares, our sponsor, its affiliates and our management team could make a substantial profit even if we select and consummate an initial business combination with an acquisition target that subsequently declines in value or is unprofitable for our public stockholders. Thus, such parties may have more of an economic incentive for us to enter into an initial business combination with a riskier, weaker-performing or financially unstable business, or an entity lacking an established record of revenues or earnings, than would be the case if such parties had paid the full offering price for their founder shares.
Unlike some other similarly structured special purpose acquisition companies, our sponsor will receive additional shares of Class A common stock if we issue certain shares to consummate an initial business combination.
The founder shares will automatically convert into shares of Class A common stock concurrently with or immediately following the consummation of our initial business combination on a one-for-one basis,
subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional shares of Class A common stock or equity-linked securities are issued or deemed issued in connection with our initial business combination, the number of shares of Class A common stock issuable upon conversion of all founder shares will equal, in the aggregate, on an as converted basis, 20% of the total number of shares of Class A common stock outstanding after such conversion (after giving effect to any redemptions of shares of Class A common stock by public stockholders). This amount will include the total number of shares of Class A common stock issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial business combination, but will exclude any shares of Class A common stock or equity-linked securities or rights exercisable for or convertible into shares of Class A common stock issued, or to be issued, to any seller in the initial business combination and any placement units issued to our sponsor, officers or directors upon conversion of working capital loans, provided that such conversion of founder shares will never occur on a less than one-for-one basis.
This is different than some other similarly structured special purpose acquisition companies in which the initial stockholders will only be issued an aggregate of 20% of the total number of shares to be outstanding prior to our initial business combination.
Because we are neither limited to evaluating a partner business in a particular industry sector nor have we selected any specific partner businesses with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular partner business’s operations.
We may pursue business combination opportunities in any sector, except that we will not, under our amended and restated certificate of incorporation, be permitted to effectuate our initial business combination solely with another blank check company or similar company with nominal operations. Because we have not yet selected or approached any specific partner business with respect to a business combination, there is no basis to evaluate the possible merits or risks of any particular partner business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular partner business, we may not properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a partner business. An investment in our units may not ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any holders who choose to retain their securities following our initial business combination could suffer a reduction in the value of their securities. Such holders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

We may seek acquisition opportunities in industries or sectors which may or may not be outside of our founders’ area of expertise.
We will consider a business combination outside of our founders’ area of expertise if a business combination target is presented to us and we determine that such candidate offers an attractive acquisition opportunity for our company. Although our sponsor will endeavor to evaluate the risks inherent in any particular business combination target, we may not adequately ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our units will not ultimately prove to be less favorable to investors in our initial public offering than a direct investment, if an opportunity were available, in a business combination target. In the event we elect to pursue an acquisition outside of the areas of our founders’ expertise, our founders’ expertise may not be directly applicable to its evaluation or operation, and the information contained in this annual report regarding the areas of our founders’ expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our sponsor may not be able to adequately ascertain or assess all of the significant risk factors. Accordingly, any holders who choose to retain their securities following our initial business combination could suffer a reduction in the value of their securities. Such holders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the business combination contained an actionable material misstatement or material omission.
Although we have identified general criteria that we believe are important in evaluating prospective partner businesses, we may enter into our initial business combination with a partner that does not meet such criteria, and as a result, the partner business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria.
Although we have identified general criteria for evaluating prospective partner businesses, it is possible that a partner business with which we enter into our initial business combination will not have all of these positive attributes. If we complete our initial business combination with a partner that does not meet some or all of these criteria, such combination may not be as successful as a combination with a business that does meet all of our general criteria. In addition, if we announce a prospective business combination with a partner that does not meet our general criteria, a greater number of stockholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a partner business that requires us to have a minimum net worth or a certain amount of cash. In addition, if stockholder approval of the transaction is required by applicable law or stock exchange rule, or we decide to obtain stockholder approval for business or other reasons, it may be more difficult for us to attain stockholder approval of our initial business combination if the partner business does not meet our general criteria. If we do not complete our initial business combination within the required time period, our public stockholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.
We may only be able to complete one business combination with the proceeds of our initial public offering, which will cause us to be solely dependent on a single business, which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.
The net proceeds from our initial public offering, partial overallotment exercise, and the sale of the placement units provided us $150,121,192, that we may use to complete our initial business combination.

We may effectuate our initial business combination with a single target business or multiple target businesses simultaneously. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By consummating our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities, which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be solely dependent upon the performance of a single business, property or asset, or dependent upon the development or market acceptance of a single or limited number of products or services. This lack of diversification may subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial business combination.
We may attempt to simultaneously consummate business combinations with multiple prospective targets, which may hinder our ability to consummate our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.
If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete the initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.
Management’s flexibility in identifying and selecting a prospective acquisition candidate, along with our management’s financial interest in consummating our initial business combination, may lead management to enter into an acquisition agreement that is not in the best interest of our stockholders.
Subject to the requirements in Nasdaq rules and our certificate of incorporation that we must complete one or more business combinations having an aggregate fair market value of at least 80% of the value of the trust account (excluding any taxes payable) at the time of the agreement to enter into such initial business combination, we will have virtually unrestricted flexibility in identifying and selecting a prospective acquisition candidate. Investors will be relying on management’s ability to identify business combinations, evaluate their merits, conduct or monitor diligence and conduct negotiations. Management’s flexibility in identifying and selecting a prospective acquisition candidate, along with management’s financial interest in consummating our initial business combination, may lead management to enter into an acquisition agreement that is not in the best interest of our stockholders, which would be the case if the trading price of our shares of common stock after giving effect to such business combination was less than the per-share trust
liquidation value that our stockholders would have received if we had dissolved without consummating our initial business combination.
We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete our initial business combination with which a substantial majority of our stockholders or warrant holders do not agree.
Our amended and restated certificate of incorporation does not provide a specified maximum redemption threshold, except that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001. In addition, our proposed initial business combination may impose a minimum cash requirement for: (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. As a result, we may be able to complete our initial business combination even though a substantial majority of our public stockholders do not agree with the transaction and have redeemed their shares or, if we seek stockholder approval of our initial business combination and do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our sponsor, officers, directors, advisors or any of their affiliates. In the event the aggregate cash consideration we would be required to pay for all shares of Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares in connection with such initial business combination, all shares of Class A common stock submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

We are not required to obtain an opinion from an independent investment banking firm, and consequently, an independent source may not confirm that the price we are paying for the business is fair to our stockholders from a financial point of view.
Unless we consummate our initial business combination with an affiliated entity, we are not required to obtain an opinion from an independent investment banking firm that the price we are paying is fair to our stockholders from a financial point of view. If no opinion is obtained, our stockholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our tender offer documents or proxy solicitation materials, as applicable, related to our initial business combination.
Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we do not complete our initial business combination within the required time period, our public stockholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.
We anticipate that the investigation of each specific target business and the negotiation, drafting, and execution of relevant agreements, disclosure documents, and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to consummate our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders may only receive $10.00 per share or even less on our redemption, and our warrants will expire worthless.
There are risks related to the healthcare industry to which we may be subject.
Business combinations with companies with operations in the healthcare industry entail special considerations and risks. If we are successful in completing a business combination with a target business with operations in the healthcare industry, we will be subject to, and possibly adversely affected by, the following risks, including but not limited to:

•	Competition could reduce profit margins.

•	Our inability to comply with governmental regulations affecting the healthcare industry could negatively affect our operations.

•	An inability to license or enforce intellectual property rights on which our business may depend.

•	The success of our planned business following consummation of our initial business combination may depend on maintaining a well-secured business and technology infrastructure.

•
If we are required to obtain governmental approval of our products, the production of our products could be delayed and we could be required to engage in a lengthy and expensive approval process that may not ultimately be successful.

•
Continuing government and private efforts to contain healthcare costs, including through the implementation of legal and regulatory changes, may reduce our future revenue and our profitability following such business combination.

•
Changes in the healthcare related wellness industry and markets for such products affecting our customers or retailing practices could negatively impact customer relationships and our results of operations.

•
The healthcare industry is susceptible to significant liability exposure. If liability claims are brought against us following a business combination, it could materially adversely affect our operations.

•	Dependence of our operations upon third-party suppliers, manufacturers or contractors whose failure to perform adequately could disrupt our business.

•	A disruption in supply could adversely impact our business.
Any of the foregoing could have an adverse impact on our operations following a business combination. However, our efforts in identifying prospective target businesses will not be limited to the healthcare industry. Accordingly, if we acquire a target business in another industry, these risks will likely not affect us and we will be subject to other risks attendant with the specific industry in which we operate or target business which we acquire, none of which can be presently ascertained.
Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination.

•
In recent months, the market for directors and officers liability insurance for special purpose acquisition companies has changed in ways adverse to us and our management team. Fewer insurance companies are offering quotes for directors and officers liability coverage, the premiums charged for such policies have generally increased and the terms of such policies have generally become less favorable. These trends may continue into the future.

•
The increased cost and decreased availability of directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination. In order to obtain directors and officers liability insurance or modify its coverage as a result of becoming a public company, the post-business combination entity might need to incur greater expense and/or accept less favorable terms. Furthermore, any failure to obtain adequate directors and officers liability insurance could have an adverse impact on the post-business combination’s ability to attract and retain qualified officers and directors.

•
In addition, after completion of any initial business combination, our directors and officers could be subject to potential liability from claims arising from conduct alleged to have occurred prior to such initial business combination. As a result, in order to protect our directors and officers, the post-business combination entity may need to purchase additional insurance with respect to any such claims
(“run-off insurance”).
The need for
run-off insurance
would be an added expense for the post-business combination entity and could interfere with or frustrate our ability to consummate an initial business combination on terms favorable to our investors.

Risks Related to Our Operations
Past performance by our sponsor or their affiliates, including our management team, may not be indicative of future performance of an investment in us.
Information regarding performance by, or businesses associated with, our sponsor or their affiliates is presented for informational purposes only. Any past experience of and performance by our sponsor or their affiliates, is not a guarantee either: (1) that we will be able to successfully identify a suitable candidate for our initial business combination; or (2) of any results with respect to any initial business combination we may consummate. You should not rely on the historical record of our sponsor or any of their affiliates’ as indicative of the future performance of an investment in us or the returns we will, or are likely to, generate going forward.

Our sponsor may not be able to maintain control of a partner business after our initial business combination. Upon the loss of control of a partner business, new management may not possess the skills, qualifications or abilities necessary to profitably operate such business.
We may structure our initial business combination to acquire less than 100% of the equity interests or assets of a target business, but we will only consummate such business combination if we will become the majority stockholder of the target (or control the target through contractual arrangements in limited circumstances for regulatory compliance purposes) or are otherwise not required to register as an investment company under the Investment Company Act or to the extent permitted by law we may acquire interests in a variable interest entity, in which we may have less than a majority of the voting rights in such entity, but in which we are the primary beneficiary. Even though we may own a majority interest in the target, our stockholders prior to the business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to such transaction could own less than a majority of our outstanding shares subsequent to such transaction. In addition, other minority stockholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s stock than we initially acquired. Accordingly, this may make it more likely that we will not be able to maintain our control of the target business.
We may seek business combination opportunities with a high degree of complexity that require significant operational improvements, which could delay or prevent us from achieving our desired results.
We may seek business combination opportunities with large, highly complex companies that we believe would benefit from operational improvements. While we intend to implement such improvements, to the extent that our efforts are delayed or we are unable to achieve the desired improvements, the business combination may not be as successful as we anticipate.
To the extent we complete our initial business combination with a large complex business or entity with a complex operating structure, we may also be affected by numerous risks inherent in the operations of the business with which we combine, which could delay or prevent us from implementing our strategy. Although our sponsor will endeavor to evaluate the risks inherent in a particular partner business and its operations, we may not be able to properly ascertain or assess all of the significant risk factors until we complete our business combination. If we are not able to achieve our desired operational improvements, or the improvements take longer to implement than anticipated, we may not achieve the gains that we anticipate. Furthermore, some of these risks and complexities may be outside of our control and leave us with no ability to control or reduce the chances that those risks and complexities will adversely impact a partner business. Such combination may not be as successful as a combination with a smaller, less complex organization.
We are dependent upon our executive officers and directors and their loss could adversely affect our ability to operate.
Our operations are dependent upon a relatively small group of individuals and, in particular, our executive officers and directors. We believe that our success depends on the continued service of our officers and directors, at least until we have completed our initial business combination. In addition, our executive officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating their time among various business activities, including identifying potential business combinations and monitoring the related due diligence. We do not have an employment agreement with, or key-man insurance
on the life of, any of our directors or executive officers. The unexpected loss of the services of one or more of our directors or executive officers could have a detrimental effect on us.
Our ability to successfully effect our initial business combination and to be successful thereafter will be largely dependent upon the efforts of our officers, directors and key personnel, some of whom may join us following our initial business combination. The loss of key personnel could negatively impact the operations and profitability of our post- combination business.
Our ability to successfully effect our initial business combination is dependent upon the efforts of our key personnel. The role of our key personnel in the partner business, however, cannot presently be ascertained. Although some of our key personnel may remain with the partner business in senior management or advisory positions following our initial business combination, it is likely that some or all of the management of the partner business will remain in place. While we intend to closely scrutinize any individuals we engage after our initial business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.

Our key personnel may negotiate employment or consulting agreements with a partner business in connection with a particular business combination, and a particular business combination may be conditioned on the retention or resignation of such key personnel. These agreements may provide for them to receive compensation following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.
Our key personnel may be able to remain with our company after the completion of our initial business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the business combination. Such negotiations also could make such key personnel’s retention or resignation a condition to any such agreement. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a partner business.
We may have a limited ability to assess the management of a prospective target business and, as a result, may effectuate our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.
When evaluating the desirability of effecting our initial business combination with a prospective target business, our ability to assess the target business’ management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted.
Accordingly, any holders who choose to retain their securities following our initial business combination could suffer a reduction in the value of their securities. Such holders are unlikely to have a remedy for such reduction in value.
The officers and directors of an acquisition candidate may resign upon consummation of our initial business combination. The loss of an acquisition target’s key personnel could negatively impact the operations and profitability of our post-combination business.
The role of an acquisition candidate’s key personnel upon the consummation of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial business combination, it is possible that some members of the management team of an acquisition candidate will not wish to remain in place.
Our executive officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.
Our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our executive officers is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our executive officers are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors also serve as officers and board members for other entities. If our executive officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination. For a complete discussion of our executive officers’ and directors’ other business affairs, please see “Management — Officers and Directors.”

Our officers and directors presently have, and any of them in the future may have additional, fiduciary or contractual or other obligations to other entities and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.
Until we consummate our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses. Each of our officers and directors presently has, and any of them in the future may have, additional fiduciary, contractual or other obligations to other entities. Any of the foregoing may engage in businesses that are competitive to a prospective or actual target for the Company’s initial business acquisition. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of the company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation. In addition, our sponsor and our officers and directors may sponsor or form other special purpose acquisition companies similar to ours or may pursue other business or investment ventures during the period in which we are seeking an initial business combination. Any such companies, businesses or ventures may present additional conflicts of interest in pursuing an initial business combination. However, we do not believe that any such potential conflicts would materially affect our ability to complete our initial business combination. For a complete discussion of our executive officers’ and directors’ business affiliations and the potential conflicts of interest that you should be aware of, please see “Management — Officers and Directors,” “Management — Conflicts of Interest” and “Certain Relationships and Related Party Transactions.”
Our executive officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.
We have not adopted a policy that expressly prohibits our directors, executive officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a business combination with a target business that is affiliated with our sponsor, our directors or executive officers or a target business in which any of the foregoing have an interest, although we do not intend to do so. Nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours. In particular, our sponsor is focused on investments in the healthcare. As a result, there may be substantial overlap between companies that would be a suitable business combination for us and companies that would make an attractive target for our sponsor. In addition, our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation.
The personal and financial interests of our directors and officers may influence their motivation in timely identifying and selecting a target business and completing a business combination or in determining the outcome of any conflicts of interest that may arise as a result of such personal and financial interests. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our stockholders’ best interest. If this were the case, it would be a breach of their fiduciary duties to us as a matter of Delaware law and we or our stockholders might have a claim against such individuals for infringing on our stockholders’ rights. However, we might not ultimately be successful in any claim we may make against them for such reason.

We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our sponsor, executive officers, directors or existing holders which may raise potential conflicts of interest.
In light of the involvement of our sponsor, officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our sponsor, officers or directors. Our directors also serve as officers and board members for other entities, including, without limitation, those described under the section of this annual report entitled “Management — Conflicts of Interest.” Such entities may compete with us for business combination opportunities. Our sponsor, officers and directors are not currently aware of any specific opportunities for us to complete our business combination with any entities with which they are affiliated, and there have been no preliminary discussions concerning a business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for a business combination as set forth in the section of this annual report entitled “Proposed Business — Sources of Target Businesses” and such transaction was approved by a majority of our disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm that is a member of FINRA, or from an independent accounting firm, regarding the fairness to our company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our officers, directors or existing holders, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public stockholders as they would be absent any conflicts of interest.
Since our sponsor, officers and directors will lose their entire investment in us if our business combination is not completed, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.
On January 21, 2021, our sponsor subscribed to purchase 3,593,750 shares of our common stock. On January 25, 2021, our sponsor paid $25,000, or approximately $0.00696 per share, for certain expenses on behalf of us in exchange for issuance of the founder shares. On March 1, 2021, we effected a 1:1.2 stock split of our common stock which resulted in 3,593,750 shares of our common stock being converted into 4,312,500 shares of our Class B common stock. Prior to the initial investment in the company of $25,000 by the sponsor, the company had no assets, tangible or intangible. The per share price of the founder shares was determined by dividing the amount contributed to the company by the number of founder shares issued. The founder shares will be worthless if we do not complete an initial business combination. In addition, our sponsor purchased an aggregate of 455,000 placement units, at a purchase price of $4,550,000, in a private placement that closed simultaneously with the closing of our initial public offering. If we do not consummate an initial business within 24 months from the closing of our initial public offering, the placement units (and the underlying securities) will expire worthless. The personal and financial interests of our executive officers and directors may influence their motivation in identifying and selecting a partner business combination, completing an initial business combination and influencing the operation of the business following the initial business combination. This risk may become more acute as the
24-month anniversary
of the closing of our initial public offering nears, which is the deadline for our consummation of an initial business combination.
Certain shares beneficially owned by our officers and directors will not participate in liquidating distributions and, therefore, our officers and directors may have a conflict of interest in determining whether a particular target business is appropriate for our initial business combination.
Our sponsor has agreed to (i) waive its redemption rights with respect to its founder shares and (ii) waive its rights to liquidating distributions from the trust account with respect to its founder shares if we fail to consummate an initial business combination within 24 months from the closing of our initial public offering. Our sponsor and our directors and executive officers have entered into agreements with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares and any public shares they may acquire during or after our initial public offering in connection with the completion of our initial business combination. However, if our sponsor, directors or executive officers acquire public shares in or after our initial public offering, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to consummate an initial business combination within 24 months from the closing of our initial public offering. Accordingly, the founder shares will be worthless if we do not consummate our initial business combination. Any warrants they hold, like those held by the public, will also be worthless if we do not consummate an initial business combination. The personal and financial interests of our directors and officers may influence their motivation in timely identifying and selecting a target business and completing a business combination. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our stockholders’ best interest.

Our sponsor controls a substantial interest in us and thus may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support.
Our sponsor (and its transferees/designees, if any) collectively owns 20% of our issued and outstanding shares of common stock. Accordingly, they may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support, including amendments to our certificate of incorporation.
Our sponsor paid an aggregate of $25,000, or approximately $0.00579 per founder share (after taking into account the 1:1.2 stock split on March 1, 2021) and, accordingly, you will experience immediate and substantial dilution from the purchase of our shares of common stock.
The difference between the public offering price per share (allocating all of the unit purchase price to the shares of common stock included in the unit and none to the warrants included in the unit) and the net tangible book value per share after our initial public offering constitutes the dilution to you and the other investors in our initial public offering. Our sponsor acquired the founder shares at a nominal price, significantly contributing to this dilution. Upon closing of our initial public offering, you and the other public stockholders incurred an immediate and substantial dilution of approximately 90.2% or $9.02 per share (the difference between the pro forma net tangible book value per share of $0.98 and the initial offering price of $10.00 per share immediately upon the closing of our initial public offering).
If we seek stockholder approval of our initial business combination, our sponsor, directors, executive officers, advisors and their affiliates may elect to purchase public shares or warrants, which may influence a vote on a proposed business combination.
If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, directors, executive officers, advisors or their affiliates may purchase public shares or warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation to do so. However, other than as expressly stated herein, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the trust account will be used to purchase public shares or warrants in such transactions.
In the event that our sponsor, directors, executive officers, advisors or their affiliates purchase shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their shares. The purpose of any such transaction could be to (1) vote in favor of the business combination and thereby increase the likelihood of obtaining stockholder approval of the business combination, (2) reduce the number of public warrants outstanding or vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination or (3) satisfy a closing condition in an agreement with a partner that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible.
Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements.

Purchases of shares of common stock in the open market or in privately negotiated transactions by our sponsor, directors, officers, advisors or their affiliates may make it difficult for us to maintain the listing of our shares on a national securities exchange following the consummation of an initial business combination.
If our sponsor, directors, officers, advisors or their affiliates purchase shares of common stock in the open market or in privately negotiated transactions, the public “float” of our shares of common stock and the number of beneficial holders of our securities would both be reduced, possibly making it difficult to maintain the listing or trading of our securities on a national securities exchange following consummation of the business combination.
The requirement that we maintain a minimum net worth or retain a certain amount of cash could increase the probability that we cannot consummate our business combination and that you would have to wait for liquidation in order to redeem your shares.
If, pursuant to the terms of our proposed business combination, we are required to maintain a minimum net worth or retain a certain amount of cash in trust in order to consummate the business combination and regardless of whether we proceed with redemptions under the tender offer or proxy rules, the probability that we cannot consummate our business combination is increased. If we do not consummate our business combination, you would not receive your pro rata portion of the trust account until we liquidate. If you are in need of immediate liquidity, you could attempt to sell your shares in the open market; however, at such time our shares may trade at a discount to the pro rata amount in our trust account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate or you are able to sell your shares in the open market.
Risks Related to Our Corporate Governance and Stockholder Rights
We may not hold an annual meeting of stockholders until after the consummation of our initial business combination, which could delay the opportunity for our stockholders to elect directors.
In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual meeting until no later than one year after our first fiscal year end following our listing on Nasdaq. Under Section 211(b) of the DGCL, we are, however, required to hold an annual meeting of stockholders for the purposes of electing directors in accordance with our bylaws unless such election is made by written consent in lieu of such a meeting. We may not hold an annual meeting of stockholders to elect new directors prior to the consummation of our initial business combination, and thus we may not be in compliance with Section 211(b) of the DGCL, which requires an annual meeting. Therefore, if our stockholders want us to hold an annual meeting prior to the consummation of our initial business combination, they may attempt to force us to hold one by submitting an application to the Delaware Court of Chancery in accordance with Section 211(c) of the DGCL.
In order to effectuate an initial business combination, blank check companies have, in the recent past, amended various provisions of their charters and other governing instruments, including their warrant agreements. We cannot assure you that we will not seek to amend our amended and restated certificate of incorporation or governing instruments in a manner that will make it easier for us to complete our initial business combination that our stockholders may not support.
In order to effectuate an initial business combination, blank check companies have, in the recent past, amended various provisions of their charters and modified governing instruments, including their warrant agreements. For example, blank check companies have amended the definition of business combination, increased redemption thresholds and extended the time to consummate an initial business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our amended and restated certificate of incorporation requires the approval of holders of 65% of our common stock, and amending our warrant agreement will require a vote of holders of at least a majority of the public warrants (which may include public warrants acquired by our sponsor or its affiliates in our initial public offering or thereafter in the open market). In addition, our amended and restated certificate of incorporation requires us to provide our public stockholders with the opportunity to redeem their public shares for cash if we propose an amendment to our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or certain amendments to our charter prior thereto or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our initial public offering or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business
combination activity.

To the extent any such amendments would be deemed to fundamentally change the nature of any securities of the Company, we would register, or seek an exemption from registration for, the affected securities. We cannot assure you that we will not seek to amend our charter or governing instruments or extend the time to consummate an initial business combination in order to effectuate our initial business combination.
The provisions of our amended and restated certificate of incorporation that relate to our pre-business
combination activity (and corresponding provisions of the agreement governing the release of funds from our trust account), including an amendment to permit us to withdraw funds from the trust account such that the per share amount investors will receive upon any redemption or liquidation is substantially reduced or eliminated, may be amended with the approval of holders of at least 65% of our common stock, which is a lower amendment threshold than that of some other blank check companies. It may be easier for us, therefore, to amend our amended and restated certificate of incorporation and the trust agreement to facilitate the completion of an initial business combination that some of our stockholders may not support.
Our amended and restated certificate of incorporation provides that any of its provisions related to pre-initial business
combination activity (including the requirement to deposit proceeds of our initial public offering and the sale of the placement units into the trust account and not release such amounts except in specified circumstances, and to provide redemption rights to public stockholders as described herein and including to permit us to withdraw funds from the trust account such that the per share amount investors will receive upon any redemption or liquidation is substantially reduced or eliminated) may be amended if approved by holders of at least 65% of our common stock entitled to vote thereon, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of at least 65% of our common stock entitled to vote thereon. In all other instances, our amended and restated certificate of incorporation may be amended by holders of a majority of our outstanding common stock entitled to vote thereon, subject to applicable provisions of the DGCL or applicable stock exchange rules. We may not issue additional securities that can vote on amendments to our amended and restated certificate of incorporation. Our initial stockholders will participate in any vote to amend our amended and restated certificate of incorporation and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated certificate of incorporation which govern our pre-initial business
combination behavior more easily than some other blank check companies, and this may increase our ability to complete an initial business combination with which you do not agree. Our stockholders may pursue remedies against us for any breach of our amended and restated certificate of incorporation.
Our sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation (i) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or certain amendments to our charter prior thereto or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our initial public offering or (ii) with respect to any other provision relating to stockholders’ rights or pre-initial business
combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of Class A common stock upon approval of any such amendment at a per-share price,
payable in cash, equal to the aggregate amount then on deposit in the trust account, divided by the number of then outstanding public shares. These agreements are contained in a letter agreement that we have entered into with our sponsor, officers and directors. Our stockholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our sponsor, officers or directors for any breach of these agreements. As a result, in the event of a breach, our stockholders would need to pursue a stockholder derivative action, subject to applicable law.

We may amend the terms of the warrants in a manner that may be adverse to holders of public warrants with the approval by the holders of at least 50% of the then outstanding public warrants. As a result, the exercise price of your warrants could be increased, the exercise period could be shortened and the number of our Class A common stock purchasable upon exercise of a warrant could be decreased, all without your approval.
Our warrants were issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision or correct any mistake, including to conform the provisions of the warrant agreement to the description of the terms of the warrants and the warrant agreement, but requires the approval by the holders of at least 50% of the then-outstanding public warrants to make any change that adversely affects the interests of the registered holders of public warrants. Accordingly, we may amend the terms of the warrants in a manner adverse to a holder if holders of at least 50% of the then-outstanding public warrants approve of such amendment. Although our ability to amend the terms of the warrants with the consent of at least 50% of the then-outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash, shorten the exercise period or decrease the number of Class A common stock purchasable upon exercise of a warrant. We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.
A provision of our warrant agreement may make it more difficult for us to consummate an initial business combination.
Unlike most blank check companies, if (x) we issue additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of our initial business combination at an issue price or effective issue price of less than $9.20 per share of Class A common stock (with such issue price or effective issue price to be determined in good faith by our board of directors and, in the case of any such issuance to our initial stockholders or their affiliates, without taking into account any founder shares held by our initial stockholders or such affiliates, as applicable, prior to such issuance including any transfer or reissuance of such shares) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our initial business combination, and (z) the volume weighted average trading price of our shares of Class A common stock during the 20 trading day period starting on the trading day prior to the day on which we consummate our initial business combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price of the warrants will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, respectively. This may make it more difficult for us to consummate an initial business combination with a target business.
Provisions in our amended and restated certificate of incorporation and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A common stock and could entrench management.
Our amended and restated certificate of incorporation contains provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. These provisions include a staggered board of directors and the ability of the board of directors to designate the terms of and issue new series of preferred shares, which may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.
We are also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together these provisions may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.
The grant of registration rights to our sponsor may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our shares of common stock.
Our sponsor (and/or our sponsor’s designees) and their permitted transferees can demand that we register the founder shares, the placement shares, the placement warrants, the underlying securities and any securities issued upon conversion of working capital loans. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our shares of common stock. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the stockholder of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our shares of common stock that is expected to occur when the securities owned by our sponsor, holders of our placement units or their respective permitted transferees are registered.

Risks Related to Ownership of Our Securities
You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your public shares or warrants, potentially at a loss.
Our public stockholders will be entitled to receive funds from the trust account only upon the earliest to occur of: (i) our completion of an initial business combination, and then only in connection with those shares of Class A common stock that such stockholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or certain amendments to our charter prior thereto or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our initial public offering or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business
combination activity and (iii) the redemption of our public shares if we are unable to complete an initial business combination within 24 months from the closing of our initial public offering, subject to applicable law and as further described herein. In no other circumstances will a public stockholder have any right or interest of any kind in the trust account. Holders of warrants will not have any right to the proceeds held in the trust account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.
Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.
Our units, Class A Common Stock and warrants are listed on Nasdaq. In order to continue listing our securities on Nasdaq prior to our initial business combination, we must maintain certain financial, distribution and stock price levels. Generally, we must maintain a minimum amount in stockholders’ equity (generally $2,500,000) and a minimum number of holders of our securities (generally 300 public holders). Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with Nasdaq’s initial listing requirements, which are more rigorous than Nasdaq’s continued listing requirements, in order to continue to maintain the listing of our securities on Nasdaq. For instance, our stock price would generally be required to be at least $4.00 per share, our stockholders’ equity would generally be required to be at least $5.0 million and we would be required to have a minimum of 300 round lot holders (with at least 50% of such round lot holders holding securities with a market value of at least $2,500) of our securities. We cannot assure you that we will be able to meet those initial listing requirements at that time.
If Nasdaq delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market.
If this were to occur, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our securities;

•	reduced liquidity for our securities;

•
a determination that our Class A common stock is a “penny stock” which will require brokers trading in our Class A common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

•	a limited amount of news and analyst coverage; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on Nasdaq, our securities would not be covered securities and we would be subject to regulation in each state in which we offer our securities, including in connection with our initial business combination.
If a stockholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.
We will comply with the proxy rules or tender offer rules, as applicable, when conducting redemptions in connection with our initial business combination. Despite our compliance with these rules, if a stockholder fails to receive our proxy solicitation or tender offer materials, as applicable, such stockholder may not become aware of the opportunity to redeem its shares. In addition, the proxy solicitation or tender offer materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly redeem or tender public shares. In the event that a stockholder fails to comply with these procedures, its shares may not be redeemed. See “Business — Effecting Our Initial Business Combination — Tendering Share Certificates in Connection with a Tender Offer or Redemption Rights.”
If we seek stockholder approval of our business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of stockholders are deemed to hold in excess of 15% of our shares of common stock, you will lose the ability to redeem all such shares in excess of 15% of our shares of common stock.
If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, our certificate of incorporation provides that a public stockholder, individually or together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in our initial public offering. Your inability to redeem more than an aggregate of 15% of the shares sold in our initial public offering will reduce your influence over our ability to consummate our initial business combination and you could suffer a material loss on your investment in us if you sell such excess shares in open market transactions. As a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, you would be required to sell your shares in open market transaction, potentially at a loss.
We may issue additional common stock or preferred stock to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue shares of Class A common stock upon the conversion of the Class B common stock at a ratio greater than one-to-one
at the time of the consummation of our initial business combination as a result of the anti-dilution provisions contained in our amended and restated certificate of incorporation. Any such issuances would dilute the interest of our stockholders and likely present other risks.
Our amended and restated certificate of incorporation authorizes the issuance of up to 100,000,000 shares of Class A common stock, par value $0.0001 per share, 10,000,000 shares of Class B common stock, par value $0.0001 per share, and 1,000,000 shares of preferred stock, par value $0.0001 per share. There are 84,092,015 and 6,138,974 authorized but unissued shares of Class A common stock and Class B common stock, respectively, available for issuance, which amount includes the shares of Class A common stock reserved for issuance upon exercise of outstanding warrants or the shares of Class A common stock issuable upon conversion of Class B common stock. Shares of Class B common stock are convertible into shares of our Class A common stock initially at a one-for-one ratio
but subject to adjustment as set forth herein, including in certain circumstances in which we issue Class A common stock or equity-linked securities related to our initial business combination.

We may issue a substantial number of additional shares of common or preferred stock to complete our initial business combination or under an employee incentive plan after completion of our initial business combination (although our amended and restated certificate of incorporation provides that we may not issue securities that can vote with common stockholders on matters related to our pre-initial business
combination activity). We may also issue shares of Class A common stock upon conversion of the Class B common stock at a ratio greater than one-to-one at
the time of the consummation of our initial business combination as a result of the anti-dilution provisions contained in our amended and restated certificate of incorporation. However, our amended and restated certificate of incorporation provides, among other things, that prior to our initial business combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination. These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with the approval of our stockholders. However, our executive officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or certain amendments to our charter prior thereto or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our initial public offering or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business
combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of common stock upon approval of any such amendment at a per-share price,
payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable), divided by the number of then outstanding public shares.
The issuance of additional shares of common or preferred stock:

•
may significantly dilute the equity interest of investors in our initial public offering, which dilution would increase if the anti-dilution provisions in the Class B common stock resulted in the issuance of Class A shares on a greater than one-to-one basis
upon conversion of the Class B common stock;

•	may subordinate the rights of holders of our common stock if preferred stock is issued with rights senior to those afforded our common stock;

•
could cause a change of control if a substantial number of shares of our common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

•	may have the effect of delaying or preventing a change of control of us by diluting the stock ownership or voting rights of a person seeking to obtain control of us; and

•	may adversely affect prevailing market prices for our units, Class A common stock and/or warrants.
We may redeem unexpired warrants prior to their exercise at a time that is disadvantageous to the warrant holders.
We have the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, if, among other things, the Reference Value equals or exceeds $18.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within a
30-trading day
period ending on the third trading day prior to proper notice of such redemption. Please see “Description of Securities — Warrants — Redemption of Warrants When the Price Per Share of Class A Common Stock Equals or Exceeds $18.00.” We will not redeem the warrants unless an effective registration statement under the Securities Act covering the shares of Class A common stock issuable upon exercise of the warrants is effective and a current prospectus relating to those shares of Class A common stock is available throughout the
30-day redemption
period. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws.
The value received upon exercise of the warrants (1) may be less than the value the holders would have received if they had exercised their warrants at a later time where the underlying share price is higher and (2) may not compensate the holders for the value of the warrants. We will not redeem the warrants unless an effective registration statement under the Securities Act covering the shares of Class A common stock issuable upon exercise of the warrants is effective and a current prospectus relating to those shares of Class A common stock is available throughout the
30-day redemption
period, except if the warrants may be exercised on a cashless basis and such cashless exercise is exempt from registration under the Securities Act. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws.

Redemption of the outstanding warrants could force you to (i) exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the Market Value of your warrants.
Because each unit contains
one-fourth
of one warrant and only a whole warrant may be exercised, the units may be worth less than units of other blank check companies.
Each unit contains
one-fourth of
one warrant. Pursuant to the warrant agreement, no fractional warrants will be issued upon separation of the units, and only whole units will trade. If, upon exercise of the warrants, a holder would be entitled to receive a fractional interest in a share, we will, upon exercise, round up to the nearest whole number the number of Class A common stock to be issued to the warrant holder. This is different from other offerings similar to ours whose units include one common stock and one warrant to purchase one whole share. We have established the components of the units in this way in order to reduce the dilutive effect of the warrants upon completion of a business combination since the warrants will be exercisable in the aggregate for one-fourth of
the number of shares compared to units that each contain a whole warrant to purchase one share, thus making us, we believe, a more attractive merger partner for partner businesses. Nevertheless, this unit structure may cause our units to be worth less than if it included a warrant to purchase one whole share.
If we do not maintain a current and effective prospectus relating to the shares of common stock issuable upon exercise of the warrants, public holders will only be able to exercise such warrants on a “cashless basis” which would result in a fewer number of shares being issued to the holder than had such holder exercised the warrants for cash.
If we do not maintain a current and effective prospectus relating to the shares of common stock issuable upon exercise of the public warrants at the time that holders wish to exercise such warrants, they will only be able to exercise them on a “cashless basis” provided that an exemption from registration is available. As a result, the number of shares of common stock that a holder will receive upon exercise of its public warrants will be fewer than it would have been had such holder exercised its warrant for cash. Further, if an exemption from registration is not available, holders would not be able to exercise their warrants on a cashless basis and would only be able to exercise their warrants for cash if a current and effective prospectus relating to the shares of common stock issuable upon exercise of the warrants is available. Under the terms of the warrant agreement, we have agreed to use our commercially reasonable efforts to meet these conditions and to maintain a current and effective prospectus relating to the shares of common stock issuable upon exercise of the warrants until the expiration of the warrants. However, we cannot assure you that we will be able to do so. If we are unable to do so, the potential “upside” of the holder’s investment in us may be reduced or the warrants may expire worthless. Notwithstanding the foregoing, the placement warrants may be exercisable for unregistered shares of common stock for cash even if the prospectus relating to the shares of common stock issuable upon exercise of the warrants is not current and effective.
We have no obligation to net cash settle the warrants.
In no event will we have any obligation to net cash settle the warrants. Accordingly, the warrants may expire worthless.
Our management’s ability to require holders of our warrants to exercise such warrants on a cashless basis will cause holders to receive fewer shares of common stock upon their exercise of the warrants than they would have received had they been able to exercise their warrants for cash.
If we call our warrants for redemption when the price per share of Class A common stock equals or exceeds $18.00 after the criteria for such redemption have been satisfied, our management will have the option to require any holders that wishes to exercise their warrant to do so on a “cashless basis.” If our management chooses to require holders to exercise their warrants on a cashless basis, the number of shares of common stock received by a holder upon exercise will be fewer than it would have been had such holder exercised their warrant for cash. This will have the effect of reducing the potential “upside” of the holder’s investment in our company.

An investor will only be able to exercise a warrant for cash if the issuance of common stock upon such exercise has been registered or qualified or is deemed exempt under the securities laws of the state of residence of the holder of the warrants.
No public warrants will be exercisable for cash and we will not be obligated to issue shares of common stock unless the shares of common stock issuable upon such exercise have been registered or qualified or deemed to be exempt under the securities laws of the state of residence of the holder of the warrants. At the time that the warrants become exercisable, we expect to continue to be listed on a national securities exchange, which would provide an exemption from registration in every state. However, we cannot assure you of this fact. If the common shares issuable upon exercise of the warrants are not qualified or exempt from qualification in the jurisdictions in which the holders of the warrants reside, the warrants may be deprived of any value, the market for the warrants may be limited and they may expire worthless if they cannot be sold.
Holders of warrants will not participate in liquidating distributions if we are unable to complete an initial business combination within the required time period.
If we are unable to complete an initial business combination within the required time period and we liquidate the funds held in the trust account, the warrants will expire and holders will not receive any of such proceeds with respect to the warrants. The foregoing may provide a financial incentive to public stockholders to vote in favor of any proposed initial business combination as each of their warrants would entitle the holder to receive or purchase additional shares of common stock, resulting in an increase in their overall economic stake in us. If a business combination is not approved, the warrants will expire and will be worthless.
Because we must furnish our stockholders with target business financial statements prepared in accordance with U.S. generally accepted accounting principles or international financial reporting standards, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.
The federal proxy rules require that a proxy statement with respect to a vote on a business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or GAAP, or international financial reporting standards, or IFRS, as issued by the International Accounting Standards Board or the IASB, depending on the circumstances. Historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. We will include substantially the same financial statement disclosure in connection with any tender offer documents we use, whether or not they are required under the tender offer rules. These financial statement requirements may limit the pool of potential target businesses with which we consummate our initial business combination, because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules, and hence we may be unable to complete our initial business combination within the prescribed time frame.
The securities in which we invest the funds held in the trust account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share
redemption amount received by public stockholders may be less than $10.00 per share.
The proceeds held in the trust account will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under
Rule 2a-7 under
the Investment Company Act, which invest only in direct U.S. government treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we are unable to complete our initial business combination or make certain amendments to our amended and restated certificate of incorporation, our public stockholders are entitled to receive their prorate share of the proceeds held in the trust account, plus any interest income, net of taxes paid or payable (less, in the case we are unable to complete our initial business combination, $100,000 of interest). Negative interest rates could reduce the value of the assets held in trust such that the per-share redemption
amount received by public stockholders may be less than $10.00 per share.

If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share
redemption amount received by stockholder may be less than $10.00 per public share.
Our placing of funds in the trust account may not protect those funds from third party claims against us. Although we will seek to have all vendors, service providers (excluding our independent registered public accounting firm), prospective partner businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, such parties may not execute such agreements, or even if they execute such agreements, they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our founders will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if our sponsor believes that such third party’s engagement would be significantly more beneficial to us than any alternative.
Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by our sponsor to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where our sponsor is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we have not consummated an initial business combination within 24 months from the closing of our initial public offering or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per share redemption amount received by public stockholder could be less than the $10.00 per public share initially held in the trust account, due to claims of such creditors. Pursuant to the letter agreement, our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party owning, holding or trading “investment securities” constituting more than 40% of our assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business will be to identify and complete a business combination and thereafter to operate the post-business combination business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.
We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the trust account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under
Rule 2a-7 promulgated
under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. Our initial public offering was not intended for persons who are seeking a return on investments in government securities or investment securities. The trust account is intended as a holding place for funds pending the earliest to occur of either: (i) the completion of our initial business combination; (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend our amended and restated certificate of incorporation(A) to modify the substance or timing of our obligation to provide holders of shares of our Class A common stock the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our initial public offering or (B) with respect to any other provision relating to the rights of holders of shares of our Class A common stock, and (iii) the redemption of our public shares if we have not consummated an initial business within 24 months from the closing of our initial public offering, subject to applicable law and as further described herein. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination. If we do not complete our initial business combination within the required time period, our public stockholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

General Risk Factors
We are subject to changing law and regulations regarding regulatory matters, corporate governance and public disclosure that have increased both our costs and the risk of non-compliance.
We are subject to rules and regulations by various governing bodies, including, for example, the SEC, which are charged with the protection of investors and the oversight of companies whose securities are publicly traded, and to new and evolving regulatory measures under applicable law. Our efforts to comply with new and changing laws and regulations have resulted in and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from seeking a business combination target.
Moreover, because these laws, regulations and standards are subject to varying interpretations, their application in practice may evolve over time as new guidance becomes available. This evolution may result in continuing uncertainty regarding compliance matters and additional costs necessitated by ongoing revisions to our disclosure and governance practices. If we fail to address and comply with these regulations and any subsequent changes, we may be subject to penalty and our business may be harmed.
We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our securities less attractive to investors.
We are an “emerging growth company,” as defined in the JOBS Act. We will remain an “emerging growth company” for up to five years. However, if either our non-convertible debt
issued within a three-year period, or our revenues exceed $1.07 billion, or the market value of our shares of common stock that are held by non-affiliates exceeds
$700 million on the last day of the second fiscal quarter of any given fiscal year, we would cease to be an emerging growth company as of the following fiscal year. As an emerging growth company, we (i) are not required to comply with the auditor attestation requirements of section 404 of the Sarbanes-Oxley Act, (ii) have reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and (iii) are exempt from the requirements of holding a nonbinding advisory vote on executive compensation and obtaining stockholder approval of any golden parachute payments not previously approved.
Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth
companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, will not adopt the new or revised standard until the time private companies are required to adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accountant standards used.

We cannot predict if investors will find our shares less attractive because we may rely on these provisions. If some investors find our shares less attractive as a result, there may be a less active trading market for our shares and our share price may be more volatile.
Compliance obligations under the Sarbanes-Oxley Act of 2002 may make it more difficult for us to effectuate our initial business combination, require substantial financial and management resources, and increase the time and costs of completing an acquisition.
Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, requires that we evaluate and report on our system of internal controls beginning with our Annual Report on
Form 10-K for
the year ending December 31, 2021. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to all public companies because a target company with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.
If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.
If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including restrictions on the nature of our investments and restrictions on the issuance of securities, each of which may make it difficult for us to complete our initial business combination. In addition, we may have imposed upon us burdensome requirements, including registration as an investment company, adoption of a specific form of corporate structure and reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to consummate our initial business combination.
In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading of securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business will be to identify and complete a business combination and thereafter to operate the post-business combination business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.
We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the trust account may only be invested in U.S. “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under
Rule 2a-7 promulgated
under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. Our initial public offering was not intended for persons who are seeking a return on investments in government securities or investment securities. The trust account is intended as a holding place for funds pending the earliest to occur of either: (i) the completion of our initial business combination; (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to provide holders of our Class A common stock the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our initial public offering or (B) with respect to any other provision relating to the rights of holders of our Class A common stock or pre-initial business
combination activity, and (iii) the redemption of our public shares if we have not consummated an initial business within 24 months from the closing of our initial public offering, subject to applicable law and as further described herein. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination. If we do not complete our initial business combination within the required time period, our public stockholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.
We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.
An investment in our securities, and certain subsequent transactions with respect to our securities, may result in uncertain or adverse U.S. federal income tax consequences.
An investment in our securities, and certain subsequent transactions with respect to our securities, may result in uncertain or adverse U.S. federal income tax consequences. For instance, because there are no authorities that directly address instruments similar to the units we issued in our initial public offering, the allocation an investor makes with respect to the purchase price of a unit between the share of Class A common stock and the one-fourth of
one redeemable warrant to purchase one share of our Class A common stock included in each unit could be challenged by the U.S. Internal Revenue Service, or the IRS, or the courts. Furthermore, the U.S. federal income tax consequences of a cashless exercise of warrants included in the units we issued in our initial public offering is unclear under current law, and the adjustment to the exercise price and/or redemption price of the warrants could give rise to dividend income to investors without a corresponding payment of cash. In addition, it is unclear whether the redemption rights with respect to our shares of Class A common stock suspend the running of a U.S. holder’s holding period for purposes of determining whether any gain or loss realized by such holder on the sale or exchange of Class A common stock is long-term capital gain or loss and for determining whether any dividend we pay would be eligible for favorable U.S. federal income tax treatment.
Furthermore, if we are determined to be a personal holding company for U.S. federal income tax purposes in a given taxable year, certain portions of our taxable income in such taxable year would be subject to an additional 20% tax, which would reduce the net after-tax amount
of interest income earned on the funds placed in our trust account. We would generally be classified as a personal holding company for U.S. federal income tax purposes in a given taxable year if (i) at any time during the last half of such taxable year, five or fewer individuals (without regard to their citizenship or residency and including as individuals for this purpose certain entities such as certain tax-exempt organizations,
pension funds and charitable trusts) own or are deemed to own (pursuant to certain constructive ownership rules) more than 50% of the outstanding stock of the corporation by value and (ii) at least 60% of the corporation’s adjusted ordinary gross income, as determined for U.S. federal income tax purposes, for such taxable year consists of personal holding company income (which includes, among other things, dividends, interest, certain royalties, annuities and, under certain circumstances, rents). See the section titled “U.S. Federal Income Tax Considerations” for a summary of certain U.S. federal income tax considerations generally applicable to an investment in our securities. Prospective investors are urged to consult with and rely solely upon their tax advisors with respect to these and other tax considerations applicable to their specific circumstances when acquiring, holding or disposing of our securities.

Risks Associated with Acquiring and Operating a Business outside of the United States
We may effect our initial business combination with a company located outside of the United States.
If we effect our initial business combination with a company located outside of the United States, we would be subject to any special considerations or risks associated with companies operating in the target business’ home jurisdiction, including any of the following:

•	rules and regulations or currency redemption or corporate withholding taxes on individuals;

•	laws governing the manner in which future business combinations may be effected;

•	exchange listing and/or delisting requirements;

•	tariffs and trade barriers;

•	regulations related to customs and import/export matters;

•	longer payment cycles;

•
tax issues, limits on our ability to change our tax residence from the United States, complex withholding and other tax regimes that may apply in connection with our business combination or to our structure following our business combination, such as tax law changes and variations in tax laws as compared to the United States;

•	currency fluctuations and exchange controls;

•	rates of inflation or deflation;

•	challenges in collecting accounts receivable;

•	cultural and language differences;

•	employment regulations;

•	crime, strikes, riots, civil disturbances, terrorist attacks, pandemics and wars; and

•	deterioration of political relations with the United States. We may not be able to adequately address these additional risks. If we were unable to do so, our operations might suffer.
Social unrest, acts of terrorism, regime changes, changes in laws and regulations, political upheaval, or policy changes or enactments may occur in a country in which we may operate after we effect our initial business combination.
Political events in another country may significantly affect our business, assets or operations. Social unrest, acts of terrorism, regime changes, changes in laws and regulations, political upheaval, pandemics and policy changes or enactments could negatively impact our business in a particular country.
Many countries have difficult and unpredictable legal systems and underdeveloped laws and regulations that are unclear and subject to corruption and inexperience.
Our ability to seek and enforce legal protections, including with respect to intellectual property and other property rights, or to defend ourselves with regard to legal actions taken against us in a given country, may be difficult or impossible, which could adversely impact our operations, assets or financial condition.
Rules and regulations in many countries are often ambiguous or open to differing interpretation by responsible individuals and agencies at the municipal, state, regional and federal levels. The attitudes and actions of such individuals and agencies are often difficult to predict and inconsistent.
Delay with respect to the enforcement of particular rules and regulations, including those relating to customs, tax, environmental and labor, could cause serious disruption to operations abroad and negatively impact our results.

If relations between the United States and foreign governments deteriorate, it could cause potential target businesses or their goods and services to become less attractive.
The relationship between the United States and foreign governments could be subject to sudden fluctuation and periodic tension. For instance, the United States may announce its intention to impose quotas on certain imports. Such import quotas may adversely affect political relations between the two countries and result in retaliatory countermeasures by the foreign government in industries that may affect our ultimate target business. Changes in political conditions in foreign countries and changes in the state of U.S. relations with such countries are difficult to predict and could adversely affect our operations or cause potential target businesses or their goods and services to become less attractive. Because we are not limited to any specific industry, there is no basis for investors in our initial public offering to evaluate the possible extent of any impact on our ultimate operations if relations are strained between the United States and a foreign country in which we acquire a target business or move our principal manufacturing or service operations.
If our management following our initial business combination is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws.
Following our initial business combination, our management may resign from their positions as officers or directors of the company and the management of the target business at the time of the business combination will remain in place. Management of the target business may not be familiar with United States securities laws. If new management is unfamiliar with our laws, they may have to expend time and resources becoming familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues, which may adversely affect our operations.
Currency policies may cause a target business’ ability to succeed in the international markets to be diminished.
In the event we acquire a
non-U.S.
target, all revenues and income would likely be received in a foreign currency, the dollar equivalent of our net assets and distributions, if any, could be adversely affected by reductions in the value of the local currency. The value of the currencies in our target regions fluctuate and are affected by, among other things, changes in political and economic conditions. Any change in the relative value of such currency against our reporting currency may affect the attractiveness of any target business or, following consummation of our initial business combination, our financial condition and results of operations. Additionally, if a currency appreciates in value against the dollar prior to the consummation of our initial business combination, the cost of a target business as measured in dollars will increase, which may make it less likely that we are able to consummate such transaction.
Because foreign law could govern our material agreements, we may not be able to enforce our rights within such jurisdiction or elsewhere.
Foreign law could govern our material agreements. The target business may not be able to enforce any of its material agreements and remedies may not be available outside of such foreign jurisdiction’s legal system. The system of laws and the enforcement of existing laws and contracts in such jurisdiction may not be as certain in implementation and interpretation as in the United States. The judiciaries in certain foreign countries may be relatively inexperienced in enforcing corporate and commercial law, leading to a higher than usual degree of uncertainty as to the outcome of any litigation. Any such jurisdictions may not favor outsiders or could be corrupt. As a result, the inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business and business opportunities.
We have identified a material weakness in our internal control over financial reporting. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.
As described elsewhere in this Annual Report on Form 10-K, we have identified a material weakness in our internal control over financial reporting related to the Company’s accounting and reporting of complex financial instruments. We have taken a number of measures to remediate the material weakness described herein. However, if we are unable to remediate our material weakness in a timely manner or we identify additional material weaknesses, we may be unable to provide required financial information in a timely and reliable manner and we may incorrectly report financial information. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our securities are listed, the SEC or other regulatory authorities. The existence of a material weakness in internal control over financial reporting could adversely affect our reputation or investor perceptions of us, which could have a negative effect on the trading price of our securities. We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. Even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis.
Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We continue to evaluate steps to remediate the material weakness. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects.
If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and the price of our securities may decline as a result. We cannot assure you that any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

Item 1B.	Unresolved Staff Comments
None.

Item 2	Properties
We currently maintain our executive offices at 1177 Avenue of the Americas, 5 th
 Floor, New York, New York 10036. We will reimburse an affiliate of our sponsor for office space, secretarial and administrative services provided to us in the amount of $10,000 per month. We consider our current office space adequate for our current operations.

Item 3	Legal Proceedings
To the knowledge of our management, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 4	Mine Safety Disclosures
Not applicable.
PART II

Item 5	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

(a)	Market Information
Our units, Class A common stock and warrants are each traded on the Nasdaq Capital Market under the symbols “ALPAU,” “ALPA” and “ALPAW,” respectively. Our units commenced public trading on July 29, 2021. Our Class A common stock and warrants began separate trading on or about September 15, 2021.

(b)	Holders
On December 31, 2021, there were 6 holders of record of our units, 1 holder of record of our Class A common stock, 5 holders of record of our Class B common stock and 1 holder of record of our warrants. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners whose securities are held in the names of various security brokers, dealers, and registered clearing agencies.

(c)	Dividends
We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans
None.

(e)	Performance Graph
Not applicable.

(f)	Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings
On July 29, 2021, we consummated our Initial Public Offering of 15,000,000 Units at a price of $10.00 per Unit, generating total gross proceeds of $150,000,000. BofA Securities Inc. and PJT Partners LP acted as book-running managers. The securities sold in the initial public offering were registered under the Securities Act on a registration statement on
Form S-1
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
A total of $154,441,030, composed of the proceeds of the Initial Public Offering, including from the exercise of the over-allotment option by the Underwriters, and the sale of the Private Placement Units, including $5,405,436 of the underwriters’ deferred discount, was placed in the Trust Account.
We paid a total of $3,000,000 in underwriting discounts and commissions and $461,151 for other costs and expenses related to the Initial Public Offering. In addition, the Company also included in offering costs the fair value of $1,186,448 of Founders Shares transferred by the Sponsor to certain investors as a compensation for their commitment to purchase the Public Units sold in our initial public offering. In addition, the underwriters agreed to defer $5,250,000 in underwriting discounts and commissions. Transaction costs related to the Underwriters’ partial over-allotment exercise amounted to $92,070, consisting of $88,820 of underwriting fees and $3,250 of other offering costs. The Company has also accrued underwriting fees of $5,405,436 that will be paid only if a business combination is entered into.

(g)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.

Item 6	Reserved.
Not Applicable.

Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
References to the “Company,” “our,” “us” or “we” refer to Alpha Healthcare Acquisition Corp. III. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the audited financial statements and the notes thereto contained elsewhere in this Annual Report on Form
10-K.
Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.
Cautionary Note Regarding Forward-Looking Statements
This Annual Report on Form
10-K
includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, forward-looking statements can be identified by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Such statements include, but are not limited to, possible business combinations and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included in this Form
10-K.
Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings.
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

Results of Operations and Known Trends or Future Events
We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception have been organizational activities, activities necessary to prepare for and complete our Initial Public Offering, and activities related to identifying a potential target for an initial business combination. Since our Initial Public Offering, we have not generated any operating revenues, and do not expect to generate any operating revenues, until after completion of our initial business combination. $8,091 of dividend and interest income has been earned in the Trust Account through December 31, 2021. We will continue to generate non-operating income
in the form of dividend and interest income on cash and cash equivalents held in the Trust Account. As a result of being a public company, we have incurred, and will continue to incur, legal, financial reporting, accounting and auditing compliance expenses, as well as due diligence expenses related to potential targets.
For the period from January 21, 2021 (inception) through December 31, 2021, we had a net loss of $329,382, which consisted of formation and general and administrative costs.
Liquidity, Capital Resources and Going Concern
Until the consummation of the Initial Public Offering, our only source of liquidity was an initial purchase of Class B common stock by the Sponsor and loans from our Sponsor.
On July 29, 2021, we consummated the Initial Public Offering of 15,000,000 Units at a price of $10.00 per Unit, generating gross proceeds of $150,000,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 455,000 Private Placement Units to the Sponsor at a price of $10.00 per Private Placement Unit generating gross proceeds of $4,550,000. We incurred $9,897,599 in transaction costs, including $3,000,000 of underwriting fees, $1,186,448 representing the fair value of the Founder Shares transferred from the Sponsor to certain investors as an incentive to purchase the Units, underwriting fees of $5,250,000 that will be paid only if a business combination is entered into, and $461,151 of other offering costs.
On August 3, 2021, the Underwriters exercised their option to purchase 444,103 additional Units for the total amount of $4,441,030 resulting from the partial over-allotment exercise. The Company also issued 8,882 Private Placement Units, generating additional $88,820 in gross proceeds. Transaction costs related to the Underwriters’ partial over-allotment exercise amounted to $247,506, consisting of $88,820 of underwriting fees, deferred underwriting fees of $155,436 that will be paid only if a business combination is entered into, and $3,250 of other offering costs.
Following our initial public offering, the sale of the Private Placement Units and the exercise of the over-allotment option, a total of $154,441,030 was placed in the Trust Account, and we had $1,550,000 of cash held outside of the Trust Account, after payment of costs related to the Initial Public Offering, and available for working capital purposes. As of December 31, 2021, the Company had cash outside the Trust Account of $774,192 available for working capital needs.
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
The underwriters are entitled to a deferred fee of $0.35 per unit, or $5,405,436.05 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement.
For the period from January 21, 2021 (inception) through December 31, 2021, we had a net loss of $329,382, which consisted of formation and general and administrative costs.
The $774,192 held outside of the Trust Account as of December 31, 2021, may not be sufficient to allow the Company to operate for at least the next 12 months from the issuance of the financial statements, assuming that a Business Combination is not consummated during that time. The Company may need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern, assuming a Business Combination is not consummated. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.
The Company believes that the proceeds raised in the initial public offering and the funds potentially available from loans from the sponsor or any of their affiliates will be sufficient to allow the Company to meet the expenditures required for operating its business. However, if the estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to the initial Business Combination. Moreover, the Company may need to obtain additional financing either to complete the Business Combination or because the Company becomes obligated to redeem a significant number of public shares upon completion of the Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination.
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
At the date of our initial public offering, the Sponsor also transferred to certain investors a total of 225,000 of Founders shares as a compensation for their commitment to purchase the Public Units sold in our initial public offering. The Company estimated the aggregate fair value of these shares to be $1,186,448, or $5.27 per share. The fair value of the
Non-Risk
Incentive Private Shares was determined to be a contribution from the Sponsor for offering costs in accordance with Staff Accounting Bulletin Topic 5T. These offering costs were allocated to the Units and charged to shareholder’s equity upon the completion of the Initial Public Offering.
At the date of our initial public offering, the Sponsor also transferred to certain other investors the total of 600,900 of Founders shares (“Risk Incentive Private Shares”) as a compensation for their commitment to acquire at least 9.9% of the Units sold in our initial public offering. These Risk Incentive Private Shares are subject to forfeiture if the investors sell their Units prior to the closing of the initial Business Combination. The fair value of these Risk Incentive Private Shares is equal to the fair value of the
Non-Risk
Incentive Private Shares. Due to the high probability of forfeiture, the fair value of these Risk Incentive Private Shares will be recorded as a capital contribution from the Sponsor upon the closing of the initial Business Combination The Sponsor, directors and executive officers have agreed not to transfer, assign or sell (i) any of their Founder Shares until the earliest of (A) one year after the completion of the initial Business Combination and (B) subsequent to the initial Business Combination, (x) if the closing price of the Company’s shares of Class A common stock equals or exceeds $12.00 per share (as adjusted for share splits, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day
period commencing at least 150 days after the initial Business Combination, or (y) the date on which the Company completes a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of its public shareholders having the right to exchange their common stock for cash, securities or other property, and (ii) any of their Private Placement Units, placement shares, Private Placement Warrants and Class A common stock issued upon conversion or exercise thereof until 30 days after the completion of the initial Business Combination
(the “Lock-up”). Any
permitted transferees will be subject to the same restrictions and other agreements of the Sponsor and directors and executive officers with respect to any Founder Shares, Private Placement Units, placement shares, Private Placement Warrants and Class A common stock issued upon conversion or exercise thereof.

Private Placement
Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased 455,000 placement units, at a purchase price of $4,550,000, in a private placement. Each Private Placement Unit is identical to the Units sold in the Initial Public Offering except as described below. A portion of the proceeds from the Private Placement Units was added to the proceeds from the Public Offering to be held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law).
Resulting from the partial over-allotment exercise on August 3, 2021, the Company also issued 8,882 Private Placement Units, generating additional $88,820 in gross proceeds.
On January 25, 2021, the Company issued an unsecured promissory note to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000 to be used for a portion of the expenses of the Proposed Public Offering. This loan is non-interest bearing,
unsecured, and due at the earlier of (i) the date on which the Company consummates the initial public offering and (ii) the date on which the Company determines not to conduct an initial public offering of its securities, upon request from the Company the Sponsor. Any loan balances were to be repaid upon the closing of the Proposed Public Offering out of the initial public offering proceeds not held in the Trust Account. The Company made no borrowings under the promissory note.
Due to Related Party
The balance of $2,275 as of December 31, 2021, represents general and administrative costs paid by the Sponsor on behalf the Company.
Administrative Service Fee
The Company has agreed, commencing on the date that the Company’s securities are first listed on the Nasdaq, to pay an affiliate of the Sponsor a monthly fee of an aggregate of $10,000 for office space, administrative and support services. For the period from January 21, 2021 (inception) through December 31, 2021, administrative fees incurred and paid to the Sponsor totaled $51,000. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees.

Related Party Loans
In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor, an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon consummation of a Business Combination into warrants at a price of $1.50 per warrant. The warrants will be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of December 31, 2021, there were no written agreements in place for the Working Capital Loans.
Commitments and Contingencies
Registration Rights
The holders of the founder shares, placement units (including securities contained therein) and units (including securities contained therein) that may be issued upon conversion of working capital loans, and any shares of Class A common stock issuable upon the exercise of the placement warrants and any shares of Class A common stock and warrants (and underlying Class A common stock) that may be issued upon conversion of the units issued as part of the working capital loans and Class A common stock issuable upon conversion of the founder shares, will be entitled to registration rights pursuant to the registration rights agreement requiring us to register such securities for resale (in the case of the founder shares, only after conversion to our Class A common stock). The holders of the majority of these securities are entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of an initial business combination and rights to require us to register for resale such securities pursuant to Rule 415 under the Securities Act. The registration rights agreement does not contain liquidated damages or other cash settlement provisions resulting from delays in registering our securities. The Company will bear the expenses incurred in connection with the filing of any such registration statements.
Contractual Obligations
We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than the underwriters are entitled to a deferred fee of $5,405,436 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete a business combination, subject to the terms of the underwriting agreement.
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
Critical Accounting Policies and Estimates
The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. There were no critical accounting policies that contained significant judgment or estimates. Refer to Note 2 for the Company’s accounting policies.
Recent Accounting Standards
Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

Item 7A	Quantitative and Qualitative Disclosures About Market Risk
We are a smaller reporting company as defined by Rule
12b-2
of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 8	Financial Statements and Supplementary Data
This information appears following Item 16 of this Report and is incorporated herein by reference.

Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A	Controls and Procedures
Disclosure Controls and Procedures
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
13a-15
and
15d-15
under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that during the period covered by this report, our disclosure controls and procedures were not effective due to a material weakness in internal controls over financial reporting related to the accounting for complex financial instruments. Management identified errors in its historical financial statements related to the accounting for the Class A common stock subject to redemption. Because the Class A common stock issued in the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside of the Company’s control, the Company should have classified all of these redeemable shares in temporary equity. In addition, errors were identified related to the overallotment liability, which was not recorded in the three months ended September 30, 2021, or in the audited balance sheet as of July 29, 2021, and was corrected in the financial statements as of December 31, 2021 included in this annual report.
To address this material weakness, management has devoted, and plans to continue to devote, significant effort and resources to the remediation and improvement of its internal control over financial reporting and to provide processes and controls over the internal communications within the Company, financial reporting advisors and independent registered public accounting firm. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance these processes to better evaluate our research and understanding of the nuances of the complex accounting standards that apply to our financial reporting requirements by utilizing the expertise of outside financial reporting advisors to support the Company in evaluating these transactions. We can offer no assurance that these initiatives will ultimately have the intended effects. Other than this issue, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Changes in Internal Control Over Financial Reporting
Other than changes that have resulted from the material weakness remediation activities noted above, there has been no change in our internal control over financial reporting, during the period covered by this report, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not Applicable.
PART III

Item 10	Directors, Executive Officers and Corporate Governance
Directors and Executive Officers
As of March 22, 2022, our directors and officers are as follows:

NAME	AGE	POSITION
Rajiv Shukla	47	Chief Executive Officer and Chairman
Patrick A. Sturgeon	46	Chief Financial Officer and Secretary
Darlene T. DeRemer	66	Director
Eugene L. Podsiadlo	65	Director
William Woodward	62	Director
Rajiv S. Shukla
 has been our Chairman and Chief Executive Officer since inception and has two decades of buyouts, investments and operations experience in the healthcare industry. Since August 2021, Mr. Shukla has served as a director of Humacyte, Inc. (“HUMA”). Mr. Shukla also served as Chairman and Chief Executive Officer of Constellation Alpha Capital Corp. (“CNAC”), a Nasdaq-listed special purpose acquisition company, from June 2017 to August 2019. Since August 2019, Mr. Shukla has served as an independent director on the board of directors of InflammX Therapeutics, formerly known as Ocunexus Therapeutics, a clinical stage biotech company. From June 2013 to May 2015, Mr. Shukla served as Chief Executive Officer of Pipavav Defence & Offshore Engineering Company (now Reliance Naval and Engineering Ltd.), an Indian listed shipbuilding and defense manufacturing company. In this role, he successfully implemented an extensive financial restructuring project and sold control to the Reliance ADA Group. Between 2008 and 2013, Mr. Shukla worked as an investor at ICICI Venture, Morgan Stanley Investment Management and Citi Venture Capital International. Throughout his investment career, Mr. Shukla has been involved with numerous investments in healthcare companies. As a private equity investor, Mr. Shukla was involved with numerous control and minority healthcare investments including a hospital roll-up platform
comprising multiple control investments and significant minority stakes in tertiary care hospitals and outpatient treatment centers, a roll-up of
specialty chemicals and animal health businesses, a U.S. based clinical research organization, a vaccine company, and three specialty pharma companies. From 2001 to 2006, Mr. Shukla served as Senior Director at Pfizer, Inc. (NYSE:PFE). In this role, he played a key role in several acquisitions including Pharmacia in 2003, Meridica in 2004, Vicuron Pharmaceuticals and Idun Pharmaceuticals in 2005, and Rinat Neuroscience in 2006. Mr. Shukla also led the operational integration of these organizations into Pfizer across multiple sites around the world. Mr. Shukla graduated from Harvard University with a Masters in Healthcare Management and Policy and received a Bachelors in Pharmaceutics from the Indian Institute of Technology. We believe Mr. Shukla is well qualified to serve as one of our directors due to his extensive operations, finance and investment experience.
Patrick A. Sturgeon
 has been our Chief Financial Officer since inception and has nearly two decades of experience with M&A and equity capital market transactions in the healthcare and other sectors. Since May 2020, Mr. Sturgeon has served as Chief Financial Officer of Brookline Capital Acquisition Corp., a Nasdaq-listed special purpose acquisition company. He has also served as a Managing Director at Brookline Capital Markets, a division of Arcadia Securities, LLC (“Brookline”) since March 2016. At Brookline, Mr. Sturgeon focuses on mergers and acquisitions, public financing, private capital raising, secondary offerings, and capital markets. On the public financing front, he focuses on SPAC transactions, primarily underwritten initial public offerings and initial business combinations. From July 2013 to February 2016, Mr. Sturgeon served as a Managing Director at Axiom Capital Management. He worked at Freeman & Co. from October 2002 to November 2011, where he focused on mergers and acquisitions in the financial services sector. Mr. Sturgeon received his B.S. in Economics from the University of Massachusetts, Amherst and his M.B.A. in Finance from New York University.

Darlene T. DeRemer
 serves as one of our directors as of the date hereof. Mrs. DeRemer was a founding partner of Grail Partners LLC in 2005 until her retirement in 2019, where she served as a senior banker focusing on the asset management industry worldwide. Prior to founding Grail, Ms. DeRemer served as an investment banker at Putnam Lovell NBF from 2003 to 2005. Prior to becoming an investment banker at Putnam Lovell NBF, Ms. DeRemer Darlene spent twenty-five years. as a leading adviser to the financial services industry, specializing in strategic marketing, planning, product design and the implementation of innovative service strategies, including operating her own strategy firm in asset management, DeRemer + Associates, the first consultancy focused on the U.S. mutual fund industry. From 1985 to 1987 Ms. DeRemer was vice president and director in the Asset Management Division of State Street Bank & Trust Company (now State Street Global Advisors) where she managed the $4 billion Pension Real Estate Department and developed marketing communications and client service programs. Prior to joining State Street, Ms. DeRemer was a vice president at T. Rowe Price & Associates from 1982 to 1985. Ms. DeRemer’s career started in strategic planning, at Tiger International and its subsidiary, Flying Tiger Airlines. Ms. DeRemer currently serves on the Syracuse University Board of Trustees and Investment and Endowment Committee, the board of directors of Confluence Technologies, LLC and as the ARK Investment ETF Trust chairman. She has previously has served on the Congressional task force which was instrumental in the passage of the Pension Portable Act of 1998 and she provided testimony to the U.S. General Accounting Office’s 2000 Mutual Fund Fee and Expense Study. Ms. DeRemer earned a BS in finance and marketing summa cum laude and MBA degree with distinction from Syracuse University.
Eugene L. Podsiadlo
 serves as one of our directors as of the date hereof. Since 2019, Mr. Podsiadlo has been a shareholder and member of the board of advisors at The Singapore Forum, APAC Leadership Forum, Ltd. (London). From December 2020 to March 2021, Mr. Podsiadlo was a member of the board of trustees and chairperson of the audit committee for Esoterica Thematic ETF Trust. Mr. Podsiadlo was a member of the board of directors and partner at Wasatch Advisors, a privately-held global asset manager, with a focus on small- to mid-cap public
companies around the world from 2001 to 2016, and a special advisor to its board of directors from 2017-2018. From 2001-2002, he was a director and audit committee member of American Capital Strategies (Nasdaq: ACAS), a mezzanine and senior debt financing company. Mr. Podsiadlo is a former partner/managing director of the global venture capital firm Warburg Pincus & Co. from 1991 to 2001. Mr. Podsiadlo was also partner of Warburg Pincus Asset Management, and president of Warburg Pincus Funds until the sale of the asset management division to Credit Suisse Group AG in 2000. Prior to the acquisition, Mr. Podsiadlo served as the co-chief executive
officer of a joint venture with Credit Suisse Asset Management in Tokyo. Mr. Podsiadlo received a B.S. in Economics from The Wharton School, University of Pennsylvania and an M.B.A. from the University of Maryland.
William Woodword
 serves as one of our directors as of the date hereof. Mr. Woodward currently serves as the managing general partner of Anthem Venture Partners, a venture capital firm that he solely founded in 1999 where he raised their initial $120 million fund. Through Anthem. Mr. Woodward has made significant early-stage direct investments in privately held companies that have achieved significant enterprise values such as: Scopely, VideoAmp, Surfair, Jiko, DailyPay and Indie Semiconductor. Mr. Woodward has served on the board of directors or as an advisor to a number of other technology companies, including: TrueCar, InterMix “MySpace”, Cognet Microsystems, Android (acquired by Google), Advanced Cell Technologies, Celenex, Launch Music and NevenVision. Prior to founding Anthem, Mr. Woodward was a part of Avalon, a $100 million venture capital fund where he served as a general partner managing the West Coast in the late 1990’s. Mr. Woodward founded Celenex, a gene-therapy company with a mission to cure neurodegenerative disorders in pediatrics in 2017 which was acquired by Amicus Therapeutics in 2018. In addition to Celenex, Mr. Woodward founded ImmunoVec Inc, a venture-backed gene-therapy company with a focus on curing rare pediatric genetic disorders of the immune system. Prior to Celenex and ImmunoVec, Mr. Woodward was also a co-founder Cognet
Microsystems, a company building fiberoptic networks based on technology from the University of California Los Angeles, prior to its sale to Intel in 2001. Mr. Woodward also co-founded NevenVision
in 2003 which was acquired by Google in 2006. In 1994 Mr. Woodward founded Pulse Entertainment, a maker of 3D games and character authoring software. Mr. Woodward served as the chief executive officer and chairman of the board through 1998. In addition to Pulse Entertainment, Mr. Woodward co-founded Launch
Media Inc, which went public in 1999 and was later acquired by Yahoo in 2001 and became Yahoo Music. Mr. Woodward began his career in technology as the sole founder of Paracomp, a San Francisco based software publisher that was known for developing early desktop multimedia software applications, which he created in 1986. In 1991 Paracomp merged with Macromind to form MacroMedia. Mr. Woodward served as the chairman of the board and ran business development for the company prior to their acquisition by Adobe in in 2005.

We believe our board of directors and management team are well positioned to take advantage of the growing set of investment opportunities focused on the biotechnology sector, and that our contacts, relationships and investment and operating experience will allow us to generate an attractive transaction for our shareholders.
There are no family relationships between any director, executive officer, or person nominated or chosen to become a director or officer.
Number and Terms of Office of Officers and Directors
Our board of directors is divided into three classes, with only one class of directors being elected in each year, and with each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a three-year term. The term of office of the first class of directors, consisting of William Woodward expires at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Darlene T. DeRemer and Eugene Podsiadlo expires at our second annual meeting of stockholders. The term of office of the third class of directors, consisting of Rajiv Shukla will expire at our third annual meeting of stockholders.
Prior to the completion of an initial business combination, any vacancy on the board of directors may be filled by a nominee chosen by holders of a majority of our founder shares. In addition, prior to the completion of an initial business combination, holders of a majority of our founder shares may remove a member of the board of directors for any reason.
Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our amended and restated certificate of incorporation as it deems appropriate. Our amended and restated certificate of incorporation provides that our officers may consist of one or more chairman of the board, chief executive officer, president, chief financial officer, vice presidents, secretary, treasurer and such other offices as may be determined by the board of directors.
Director Independence
Applicable rules of the Nasdaq require a majority of a listed company’s board of directors to be comprised of independent directors within one year of listing. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. We have “independent directors” as defined in Nasdaq’s listing standards and applicable SEC rules. Our board of directors has determined that Darlene T. DeRemer, Eugene Podsiadlo and William Woodward are “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are, subject to the transition rules described above for newly listed companies present.
Executive Officer and Director Compensation
None of our executive officers or directors have received any cash compensation for services rendered to us. Our sponsor, executive officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses
incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, executive officers or directors, or our or their affiliates. Any such payments prior to an initial business combination will be made from funds held outside the trust account. Other than quarterly audit committee review of such reimbursements, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses
incurred in connection with our activities on our behalf in connection with identifying and consummating an initial business combination. On July 27, 2021, our sponsor transferred 25,000 founder shares to each of Darlene DeRemer, Eugene Podsiadlo, and William Woodward. The awards will vest simultaneously with the closing of an initial business combination, provided the director has continuously served on the Company’s board of directors through the closing of such initial business combination. Other than that discussed above, no compensation of any kind, including finder’s and consulting fees, will be paid by the company to our sponsor, executive officers and directors, or any of their respective affiliates, prior to completion of our initial business combination.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to stockholders, to the extent then known, in the proxy solicitation materials or tender offer materials furnished to our stockholders in connection with a proposed business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed business combination, because the directors of the post-combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our executive officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.
We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our executive officers and directors may negotiate employment or consulting arrangements to remain with us after our initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment.
Committees of the Board of Directors
Our board of directors has three standing committees: an audit committee, a nominating committee and a compensation committee. Subject to phase-in rules
and a limited exception, the rules of Nasdaq and Rule 10A of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors. Subject to phase-in rules
and a limited exception, the rules of Nasdaq require that the compensation committee of a listed company be comprised solely of independent directors. Each committee will operate under a charter that has been approved by our board and will have the composition and responsibilities described below.
Audit Committee
We have established an audit committee of the board of directors. Darlene DeRemer, Eugene Podsiadlo and William Woodward serve as members of our audit committee. Our board of directors have determined that each of Ms. DeRemer, Mr. Podsiadlo and Mr. Woodward are independent. Mr. Podsiadlo serves as the Chairman of the audit committee. Each member of the audit committee meets the financial literacy requirements of Nasdaq and our board of directors has determined that Ms. DeRemer qualifies as an “audit committee financial expert” as defined in applicable SEC rules and has accounting or related financial management expertise.
We have adopted an audit committee charter, which details the principal functions of the audit committee, including:

•	meeting with our independent registered public accounting firm regarding, among other issues, audits, and adequacy of our accounting and control systems;

•	monitoring the independence of the independent registered public accounting firm;

•	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;

•	inquiring and discussing with management our compliance with applicable laws and regulations;

•	pre-approving all audit services and permitted non-audit services to be performed by our independent registered public accounting firm, including the fees and terms of the services to be performed;

•	appointing or replacing the independent registered public accounting firm;

•
determining the compensation and oversight of the work of the independent registered public accounting firm (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;

•
establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies;

•
monitoring compliance on a quarterly basis with the terms of our initial public offering and, if any noncompliance is identified, immediately taking all action necessary to rectify such noncompliance or otherwise causing compliance with the terms of our initial public offering; and

•
reviewing and approving all payments made to our existing stockholders, executive officers or directors and their respective affiliates. Any payments made to members of our audit committee will be reviewed and approved by our board of directors, with the interested director or directors abstaining from such review and approval.

Nominating Committee
We have established a nominating committee of the board of directors. Darlene DeRemer, Eugene Podsiadlo and William Woodward serve as members of our nominating committee. Our board of directors have determined that each of Ms. DeRemer, Mr. Podsiadlo and Mr. Woodward are independent. Mr. Woodward serves as the Chairman of the audit committee.
The nominating committee is responsible for overseeing the selection of persons to be nominated to serve on our board of directors. The nominating committee considers persons identified by its members, management, stockholders, investment bankers and others.
Guidelines for Selecting Director Nominees
The guidelines for selecting nominees, as specified in our charter, generally provide that persons to be nominated:

•	should have demonstrated notable or significant achievements in business, education or public service;

•
should possess the requisite intelligence, education and experience to make a significant contribution to the board of directors and bring a range of skills, diverse perspectives and backgrounds to its deliberations; and

•	should have the highest ethical standards, a strong sense of professionalism and intense dedication to serving the interests of the stockholders.
The nominating committee will consider a number of qualifications relating to management and leadership experience, background and integrity and professionalism in evaluating a person’s candidacy for membership on the board of directors. The nominating committee may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time and will also consider the overall experience and makeup of its members to obtain a broad and diverse mix of board members. The nominating committee does not distinguish among nominees recommended by stockholders and other persons.
Compensation Committee
We have established a compensation committee of the board of directors. Darlene DeRemer, Eugene Podsiadlo and William Woodward serve as members of our compensation committee. Ms. DeRemer serves as chairman of the compensation committee. Our board of directors have determined that each of Ms. DeRemer, Mr. Podsiadlo and Mr. Woodward are independent.
We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

•
reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

•	reviewing and approving the compensation of all of our other Section 16 executive officers;

•	reviewing our executive compensation policies and plans;

•	implementing and administering our incentive compensation equity-based remuneration plans;

•	assisting management in complying with our proxy statement and annual report disclosure requirements;

•	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;

•	producing a report on executive compensation to be included in our annual proxy statement; and

•	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.
Notwithstanding the foregoing, as indicated above, other than the payment to an affiliate of our sponsor of $10,000 per month, for up to 24 months, for office space, utilities and secretarial and administrative support, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing stockholders, officers, directors or any of their respective affiliates, prior to, or for any services they render in order to effectuate the consummation of an initial business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.
The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.
Compensation Committee Interlocks and Insider Participation
None of our executive officers currently serves, and in the past year has not served, as a member of the compensation committee of any entity that has one or more executive officers serving on our board of directors.
Code of Ethics
We have adopted a Code of Ethics applicable to our directors, officers and employees. We have filed a copy of our Code of Ethics as an exhibit to the registration statement in connection with our initial public offering. This document may be reviewed by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form
8-K.
Conflicts of Interest
Subject to
pre-existing fiduciary
or contractual duties as described below, our officers and directors have agreed to present any business opportunities presented to them in their capacity as a director or officer of our company to us. Certain of our officers and directors presently have fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such entity. We believe, however, that the fiduciary duties or contractual obligations of our officers or directors will not materially affect our ability to complete our initial business combination. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation.

Our officers and directors may become officers or directors of another special purpose acquisition company with a class of securities intended to be registered under the Exchange Act, even prior to us entering into a definitive agreement for our initial business combination.
In general, officers and directors of a corporation incorporated under the laws of the State of Delaware are required to present business opportunities to a corporation if:

•	the corporation could financially undertake the opportunity;

•	the opportunity is within the corporation’s line of business; and

•	it would not be fair to our company and its stockholders for the opportunity not to be brought to the attention of the corporation.
Accordingly, as a result of multiple business affiliations, our officers and directors may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. Furthermore, our amended and restated certificate of incorporation provides that we renounced our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation.
Below is a table summarizing the entities to which our executive officers and directors = currently have fiduciary duties or contractual obligations:

Individual (1)	Entity	Entity’s Business	Affiliation
Rajiv Shukla	Constellation Alpha Holdings	Investments, advisory and research for the SPAC industry	Chief Executive Officer

	InflammX Therapeutics (formerly known as OcuNexus Therapeutics, Inc.)	Biotech	Board Member

	Humacyte, Inc.	Biotech	Board Member

Patrick Sturgeon	Brookline Capital Markets	Mergers and acquisitions, public financing, private capital raising, secondary offerings, and capital markets	Managing Director

	Brookline Capital Acquisition Corp.	SPAC	Chief Financial Officer

Darlene DeRemer	Syracuse University	Education	Board of Trustees and Investment and Endowment Committee

	ARK Invest ETF Trust	Investment Fund	Chairman

	Confluence Technologies LLC	Software	Chairman of Compensation Committee

Eugene Podsiadlo	The Singapore Forum	Thought Leadership	Board of Advisors

William Woodward	Anthem Venture Partners	Venture Capital	Managing General Partner

(1)	Each person has a fiduciary duty with respect to the listed entities next to their respective names.

Potential investors should also be aware of the following other potential conflicts of interest:

•
None of our officers or directors is required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities.

•
In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to us as well as the other entities with which they are affiliated. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

•
Our sponsor and its transferees, if any, have agreed to waive their redemption rights with respect to any founder shares and placement shares and any public shares held by them in connection with the consummation of our initial business combination. Additionally, our sponsor has agreed to waive its redemption rights with respect to any founder shares and placement shares held by it if we fail to consummate our initial business combination within 24 months after the closing of our initial public offering. However, if our sponsor acquires public shares in or after our initial public offering, it will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to consummate an initial business combination within 24 months from the closing of our initial public offering. If we do not complete our initial business combination within such applicable time period, the proceeds of the sale of the placement units held in the trust account will be used to fund the redemption of our public shares, and the placement warrants will expire worthless. With certain limited exceptions, the founder shares will not be transferable, assignable by our sponsor or certain of our directors that hold founder shares (or any other permitted assigns, if any) until the earlier of: (A) one year after the completion of our initial business combination or (B) subsequent to our initial business combination, (x) if the last sale price of our shares of Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30 trading day period commencing at least 150 days after our initial business combination, or (y) the date on which we complete a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property. With certain limited exceptions, the placement units, placement shares and placement warrants and the shares of Class A common stock underlying such placement warrants, will not be transferable, assignable or salable by our sponsor or its permitted transferees until 30 days after the completion of our initial business combination. Since our sponsor and officers and directors may directly or indirectly own common stock and warrants following our initial public offering, our officers and directors may have a conflict of interest in determining whether a particular target business is an appropriate business with which to complete our initial business combination.

•
Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

•
Our sponsor, officers or directors may have a conflict of interest with respect to evaluating a business combination and financing arrangements as we may obtain loans from our sponsor or an affiliate of our sponsor or any of our officers or directors to finance transaction costs in connection with an intended initial business combination. Up to $1,500,000 of such loans may be convertible into placement units, at a price of $10.00 per placement unit at the option of the lender, upon consummation of our initial business combination. The placement units would be identical to the units.

The conflicts described above may not be resolved in our favor.
We are not prohibited from pursuing an initial business combination with a business combination target that is affiliated with our sponsor, officers or directors or completing the business combination through a joint venture or other form of shared ownership with our sponsor, officers or directors. In the event we seek to complete our initial business combination with a business combination target that is affiliated with our sponsor, executive officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking which is a member of FINRA or a valuation or appraisal firm, that such initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context. Furthermore, in no event will our sponsor or any of our existing officers or directors, or any of their respective affiliates, be paid by the company any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the completion of our initial business combination. Our office space and administrative and support services will be provided to us by an affiliate of our sponsor for a monthly fee of $10,000.
In the event that we submit our initial business combination to our public stockholders for a vote, our sponsor has agreed to vote any founder shares held by it and any public shares purchased during or after the initial public offering in favor of our initial business combination and our officers and directors have also agreed to vote any public shares purchased during or after the initial public offering in favor of our initial business combination.
Limitation on Liability and Indemnification of Officers and Directors
Our amended and restated certificate of incorporation provides that our officers and directors will be indemnified by us to the fullest extent authorized by Delaware law, as it now exists or may in the future be amended. In addition, our amended and restated certificate of incorporation provides that our directors will not be personally liable for monetary damages to us or our stockholders for breaches of their fiduciary duty as directors, unless they violated their duty of loyalty to us or our stockholders, acted in bad faith, knowingly or intentionally violated the law, authorized unlawful payments of dividends, unlawful stock purchases or unlawful redemptions, or derived an improper personal benefit from their actions as directors.
We will enter into agreements with our officers and directors to provide contractual indemnification in addition to the indemnification provided for in our amended and restated certificate of incorporation. Our bylaws also permit us to secure insurance on behalf of any officer, director or employee for any liability arising out of his or her actions, regardless of whether Delaware law would permit such indemnification.
We have purchased a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors. Except with respect to any public shares they may acquire in our initial public offering or thereafter (in the event we do not consummate an initial business combination), our officers and directors have agreed to waive (and any other persons who may become an officer or director prior to the initial business combination will also be required to waive) any right, title, interest or claim of any kind in or to any monies in the trust account, and not to seek recourse against the trust account for any reason whatsoever, including with respect to such indemnification (although our officers and directors will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if we fail to complete our initial business combination within the prescribed time frame).
These provisions may discourage stockholders from bringing a lawsuit against our directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against officers and directors, even though such an action, if successful, might otherwise benefit us and our stockholders. Furthermore, a stockholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against officers and directors pursuant to these indemnification provisions.

We believe that these provisions, the directors’ and officers’ liability insurance and the indemnity agreements are necessary to attract and retain talented and experienced officers and directors.

Item 11	Executive Compensation
Executive Officer and Director Compensation
None of our officers has received any cash or
in-kind
compensation for services rendered to us. We have agreed to pay an affiliate of our sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. No compensation of any kind, including any finder’s fee, reimbursement, consulting fee or monies in respect of any payment of a loan, will be paid by us to our sponsor, officers or directors or any affiliate of our sponsor, officers or directors, prior to, or in connection with any services rendered in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction that it is). However, these individuals will be reimbursed for any out-of-pocket expenses
incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers or directors or our or their affiliates. Any such payments prior to an initial business combination will be made using funds held outside the trust account. Other than quarterly audit committee review of such payments, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses
incurred in connection with identifying and consummating an initial business combination.
After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to stockholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our stockholders in connection with a proposed initial business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed initial business combination, because the directors of the post-combination business will be responsible for determining officer and director compensation. Any compensation to be paid to our officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.
We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our officers and directors may negotiate employment or consulting arrangements to remain with us after our initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment.

Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
The following table sets forth information regarding the beneficial ownership of our shares of common stock as of December 31, 2021 based on information obtained from the persons named below, with respect to the beneficial ownership of our shares of common stock, by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

•	each of our executive officers and directors that beneficially owns our shares of common stock; and

•	all our executive officers and directors as a group.
In the table below, percentage ownership is based on 15,907,985 shares of Class A common stock and 3,861,026 shares of Class B common stock outstanding as of December 31, 2021. Voting power represents the combined voting power of Class A common stock and Class B common stock owned beneficially by such person. On all matters to be voted upon, the holders of the Class A common stock and the Class B common stock vote together as a single class. Currently, all of the Class B common stock are convertible into Class A common stock on a one-for-one
basis. The table below does not include the Class A common stock underlying the private placement warrants held by our sponsor because these securities are not exercisable within 60 days of this Annual Report on Form
10-K.

	Class B common stock		Class A common stock
Name of Beneficial Owners(1)	Number of Shares Beneficially Owned(2)	Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class	Approximate Percentage of Voting Control
AHAC Sponsor LLC (our sponsor) (3)	3,786,026	98%	463,882	2.9%	22.9%
Rajiv Shukla (3)	—	—	—	—	—
Patrick A. Sturgeon (4)	—	—	—	—	—
Darlene DeRemer (4)	25,000	*	—	—	—
Eugene Podsiadlo (4)	25,000	*	—	—	—
William Woodward (4)	25,000	*	—	—	—
All officers and directors as a group (5 individuals)	—	—	—	—	—
Anchor Investors
Atlas Diversified Master Fund, Ltd. and affiliates (5)	—	—	1,485,000	9.3%	7.44%
Linden Capital L.P. and its affiliates (8)	—	—	1,485,000	9.3%	7.44%
Sculptor Capital LP and its affiliates (9)	—	—	1,471,470	9.25%	7.4%
UBS O’Connor LLC(10)	—	—	1,485,000	7.51%	6%
All Anchor Investors (4 Total)	—	—	5,926,470	35.36%	28.2%
5% or Greater Holders
Millennium Management LLC and affiliates (12)	—	—	957,229	6.2%	4.96%

*	Less than one percent.

(1)	Unless otherwise noted, the business address of each of the following entities and individuals is 1177 Avenue of the Americas, 5th Floor, New York, New York 10036.
(2)
Interests shown consist solely of founder shares, classified as 3,861,026 Class B common stock (of which a total of 825,900 Class B common stock have been transferred to certain Anchor Investors) owned prior to the initial public offering, and an additional 463,882 placement shares to sold in the private placement that closed simultaneously with the closing of our initial public offering.

(3)
AHAC Sponsor III LLC, our sponsor, is the record holder of the securities reported herein. Rajiv Shukla, our Chief Executive Officer, is the managing member of our sponsor. By virtue of this relationship, Mr. Shukla may be deemed to share beneficial ownership of the securities held of record by our sponsor. Mr. Shukla disclaims any such beneficial ownership except to the extent of his pecuniary interest.

(4)	Such individuals hold membership interests in our sponsor and disclaim any beneficial ownership other than to the extent of his or her pecuniary interests.
(5)
Includes common stock directly owned by Atlas Diversified Master Fund, Ltd. and its affiliates based solely on the Schedule 13G/A filed by the reporting persons with the SEC on February 14, 2022. Atlas Diversified Master Fund, Ltd. is a Cayman corporation (“ADMF”), Atlas Diversified Fund, Ltd. is a Cayman corporation (“ADF LTD”), Atlas Diversified Fund, L.P. is a Delaware limited partnership (“ADF LP”), Atlas Master Fund, Ltd. is a Cayman corporation (“AMF”), Atlas Global, LLC is a Delaware limited liability company (“AG”), Atlas Global Investments, Ltd. is a Cayman corporation (“AGI”), Atlas Enhanced Master Fund, Ltd. is a Cayman corporation (“AEMF”), Atlas Enhanced Fund, L.P. is a Delaware limited partnership (“AEF LP”), Atlas Enhanced Fund, Ltd. is a Cayman corporation (“AEF LTD”), Atlas Portable Alpha, LP is a Delaware limited partnership (“APA LP”), Atlas Terra Fund, Ltd. is a Cayman corporation (“ATF LTD”), Atlas Institutional Equity Fund, L.P. is a Delaware limited partnership (“AIEF LP”). Balyasny Asset Management L.P. (“BAM” or the “Advisor”) serves as the investment manager to each of ADMF, ADF LTD, ADF LP, AMF, AG, AGI, AEMF, AEF LP, AEF LTD, APA LP, ATF LTD and AIEF LP. Dmitry Balyasny is the Managing Partner and Chief Investment Officer of the Advisor. The business address of each of ADF LP, AG, AEF LP, APA LP, AIEF LP, the Advisor and Mr. Balyasny is 444 W. Lake Street, 50
th
 Floor Chicago, IL 60606. The business address for ADMF, ADF LTD, AMF, AGI, AEMF, AEF LTD, and ATF LTD is c/o Maples Corporate Services Limited, P.O. Box 309, Ugland House, George Town, Grand
Cayman KY1-1104, Cayman
Islands, British West Indies.

(6)
Includes common stock directly owned by Linden Capital L.P., a Bermuda limited partnership (“Linden Capital”), Linden Advisors LP, a Delaware limited partnership (“Linden Advisors”), Linden GP LLC, a Delaware limited liability company (“Linden GP”), and Mr. Siu Min (Joe) Wong (“Mr. Wong,” and collectively, the “Reporting Persons”) based solely on the Schedule 13G/A filed jointly with the SEC on February 3, 2022. Linden GP is the general partner of Linden Capital and, in such capacity, may be deemed to beneficially own the Shares held by Linden Capital. Linden Advisors is the investment manager of Linden Capital and trading advisor or investment advisor for the Managed Accounts. Mr. Wong is the principal owner and controlling person of Linden Advisors and Linden GP. In such capacities, Linden Advisors and Mr. Wong may each be deemed to beneficially own the Shares held by each of Linden Capital and the Managed Accounts. As of December 31, 2021, each of Linden Advisors and Mr. Wong may be deemed the beneficial owner of 1,485,000 Shares. This amount consists of 1,383,827 Shares held by Linden Capital and 101,173 Shares held by separately managed accounts. As of December 31, 2021, each of Linden GP and Linden Capital may be deemed the beneficial owner of the 1,383,827 Shares held by Linden Capital. The principal business address for Linden Capital is Victoria Place, 31 Victoria Street, Hamilton HM10, Bermuda. The principal business address for each of Linden Advisors, Linden GP and Mr. Wong is 590 Madison Avenue, 15th Floor, New York, New York 10022.

(7)
Includes common stock directly owned by Sculptor Capital LP and its affiliates based solely on the Schedule 13/A filed jointly with the SEC on February 14, 2022. The following represents the shares directly held by Sculptor Capital LP (“Sculptor”): (i) Sculptor Master Fund, Ltd. (“SCMF”), a Cayman Islands exempted limited partnership, is the beneficial owner of 750,450 shares; Sculptor is the investment adviser to SCMF. (ii) Sculptor Credit Opportunities Master Fund, Ltd. (“SCCO”), a Cayman Islands company, is the beneficial owner of 222,720 shares; Sculptor is the investment adviser to SCCO. (iii) Sculptor SC II LP (“NJGC”), a Delaware limited partnership, is the beneficial owner of 441,441 shares; Sculptor Capital II LP
(“Sculptor-II”),
a Delaware limited partnership that is wholly owned by Sculptor, is the investment adviser to NJGC. (iv) Sculptor Enhanced Master Fund, Ltd. (“SCEN”), a Cayman Islands Company, is the beneficial owner of 58,859 shares; Sculptor is the investment adviser to SCEN. (v)
 Sculptor Special Funding, LP (“NRMD”) is a Cayman Islands exempted limited partnership, is the beneficial owner of 750,450 shares, that is wholly owned by SCMF.
Sculptor and
Sculptor-II serve
as the principal investment managers and thus may be deemed beneficial owners of the shares in the accounts managed by Sculptor and
Sculptor-II.
Sculptor Capital Holding II LLC, a Delaware limited liability company
(“SCHC-II”)
serves as the sole general partner of
Sculptor-II and
is wholly owned by Sculptor. Sculptor Capital Holding Corporation, a Delaware corporation (“SCHC”), serves as the sole general partner of Sculptor. As such, SCHC and
SCHC-II may
be deemed to control Sculptor as well as
Sculptor-II and,
therefore, may be deemed to be the beneficial owners of the shares in the accounts managed by Sculptor and
Sculptor-II.
Sculptor Capital Management, Inc., a Delaware corporation (“SCU”) is the sole shareholder of SCHC, and may be deemed a beneficial owner of the shares in the accounts managed by Sculptor and
Sculptor-II.
The business address of Sculptor,
Sculptor-II,
SCHC,
SCHC-II,
and SCU is 9 West 57 Street, 39 Floor, New York, NY 10019. The business address of SCMF, SCEN, and SCCO is c/o State Street (Cayman) Trust, Limited, 1 Nexus Way — Suite #5203, PO Box 896, Helicona Courtyard, Camana Bay, Grand Cayman,
KY1-1103,
Cayman Islands. The business address of NJGC is c/o The Corporation Trust Company 1209 Orange Street, Wilmington DE 19801. The address of the registered office of NRMD is c/o MaplesFS Limited, P.O. Box 1093, Queensgate House, Grand Cayman,
KY1-1102,
Cayman Islands.

(8)
Kevin Russell is the Chief Investment Officer of UBS O’Connor LLC, the investment manager of Nineteen77 Global Multi-Strategy Alpha Master Limited, and may be deemed to have voting and dispositive power over the shares held by Nineteen77 Global Multi-Strategy Alpha Master Limited. The business address of UBS O’Connor LLC is 1 N. Wacker Drive, Chicago, IL 60606.

(9)
Includes common stock directly owned based solely upon a 13G filed by Millennium Management LLC with the SEC on August 4, 2021. The reporting persons beneficially owned an aggregate of 957,229 shares, as follows : i) Integrated Core Strategies (US) LLC, a Delaware limited liability company (“Integrated Core Strategies”), beneficially owns 400,000 shares; and ii) ICS Opportunities, Ltd., an exempted company organized under the laws of the Cayman Islands (“ICS Opportunities”), beneficially owns 557,229 shares. Millennium International Management LP, a Delaware limited partnership (“Millennium International Management”), is the investment manager to ICS Opportunities and may be deemed to have shared voting control and investment discretion over securities owned by ICS Opportunities. Millennium Management LLC, a Delaware limited liability company (“Millennium Management”), is the general partner of the managing member of Integrated Core Strategies and may be deemed to have shared voting control and investment discretion over securities owned by Integrated Core Strategies. Millennium Management is also the general partner of the 100% owner of ICS Opportunities and may also be deemed to have shared voting control and investment discretion over securities owned by ICS Opportunities. Millennium Group Management LLC, a Delaware limited liability company (“Millennium Group Management”), is the managing member of Millennium Management and may also be deemed to have shared voting control and investment discretion over securities owned by Integrated Core Strategies. Millennium Group Management is also the general partner of Millennium International Management and may also be deemed to have shared voting control and investment discretion over securities owned by ICS Opportunities. The managing member of Millennium Group Management is a trust of which Israel A. Englander, a United States citizen (“Mr. Englander”), currently serves as the sole voting trustee. Therefore, Mr. Englander may also be deemed to have shared voting control and investment discretion over securities owned by Integrated Core Strategies and ICS Opportunities. The business address of Millennium Management LLC is 399 Park Avenue, New York, New York, 10022.

Our sponsor and our directors and executive officers have agreed (a) to vote any founder shares owned by them in favor of any proposed business combination and (b) not to redeem any founder shares in connection with a stockholder vote to approve a proposed initial business combination.
Our sponsor is deemed to be our “promoter” as such term is defined under the federal securities laws.
Transfers of Founder Shares and Private Placement Units
The founder shares, placement units, placement shares, placement warrants and any shares of Class A common stock issued upon conversion or exercise thereof are each subject to transfer restrictions pursuant to lock-up provisions
in the agreements entered into by our sponsor and directors and executive officers. Our sponsor and our directors and executive officers have agreed not to transfer, assign or sell (i) any of their founder shares until the earliest of (A) one year after the completion of our initial business combination and (B) upon consummation of our initial business combination, (x) if the closing price of our shares of Class A common stock equals or exceeds $12.00 per share (as adjusted for share splits, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any
30-trading day
period commencing at least 150 days after our initial business combination or (y) the date on which we complete a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of our stockholders having the right to exchange their shares of Class A common stock for cash, securities or other property, and (ii) any of their placement units, placement shares, placement warrants and Class A common stock issued upon conversion or exercise thereof are not transferable or salable until 30 days after the completion of our initial business combination. The foregoing restrictions are not applicable to transfers (a) to our officers or directors, any affiliates or family members of any of our officers or directors, to our sponsor, any members or partners of our sponsor or their affiliates, or any affiliates of our sponsor; (b) in the case of an individual, by gift to a member of one of the individual’s immediate family or to a trust, the beneficiary of which is a member of the individual’s immediate family, an affiliate of such person or to a charitable organization; (c) in the case of an individual, by virtue of laws of descent and distribution upon death of the individual; (d) in the case of an individual, pursuant to a qualified domestic relations order; (e) by private sales or transfers made in connection with the consummation of a business combination at prices no greater than the price at which the founder shares, placement warrants or Class A common stock, as applicable, were originally purchased; (f) by virtue of our sponsor’s organizational documents upon liquidation or dissolution of our sponsor; (g) to the Company for no value for cancellation in connection with the consummation of our initial business combination; (h) in the event of our liquidation prior to the completion of our initial business combination; or (i) in the event of our completion of a liquidation, merger, capital stock exchange or other similar transaction which results in all of our stockholders having the right to exchange their shares of Class A common stock for cash, securities or other property subsequent to our completion of our initial business combination; provided, however, that in the case of clauses (a) through (f) these permitted transferees must enter into a written agreement agreeing to be bound by these transfer restrictions and the other restrictions contained in the letter agreements.

Registration Rights
The holders of the founder shares, placement units, placement shares, placement warrants, Class A common stock underlying the placement warrants and warrants that may be issued upon conversion of working capital loans (and any Class A common stock issuable upon the exercise of the placement warrants and warrants that may be issued upon conversion of working capital loans) will be entitled to registration rights pursuant to a registration rights agreement to be signed prior to or on the effective date of initial public offering. The holder of these securities, our sponsor, is entitled to make unlimited demands that we register such securities. In addition, the holders have certain “piggy back” registration rights with respect to registration statements filed subsequent to our completion of our initial business combination. We will bear the expenses incurred in connection with the filing of any such registration statements. However, the registration rights agreement provides that we will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up period,
which occurs (i) in the case of the founder shares, and (ii) in the case of the placement warrants and the respective shares of Class A common stock underlying such warrants, 30 days after the completion of our initial business combination. We will bear the expenses incurred in connection with the filing of any such registration statements.
Changes in Control
None.

Item 13	Certain Relationships and Related Transactions, and Director Independence
On January 21, 2021, our sponsor subscribed to purchase 3,593,750 shares of our common stock. On January 25, 2021, our sponsor paid $25,000, or approximately $0.00696 per share, for certain expenses on behalf of us in exchange for issuance of the founder shares. On March 1, 2021, we effected a 1:1.2 stock split of our common stock which resulted in the 3,593,750 shares being converted into 4,312,500 shares of our Class B common stock. The number of founder shares issued was determined based on the expectation that such founder shares would represent 20% of the issued and outstanding shares (excluding the placement shares underlying the placement units) upon completion of our initial public offering. On July 27, 2021, our sponsor transferred 25,000 founder shares to each of Darlene DeRemer, Eugene Podsiadlo, and William Woodward. The awards will vest simultaneously with the closing of an initial business combination, provided the director has continuously served on the Company’s board of directors through the closing of such initial business combination.
Our sponsor purchased 455,000 placement units for a purchase price of $4,550,000 in a private placement that occurred simultaneously with the closing of our initial public offering. The placement units (including the placement shares, placement warrants and Class A common stock issued upon the exercise or conversion thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder.
As more fully discussed in the section of this annual report entitled “Management — Conflicts of Interest,” if any of our officers or directors becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such entity. Our officers and directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us.
We currently maintain our executive offices at 1177 Avenue of the Americas, 5 th
 Floor, New York, New York 10036. The cost for our use of this space is included in the $10,000 per month fee we will pay to an affiliate of our sponsor for office space, administrative and support services, commencing on the date that our securities are first listed on the Nasdaq. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees.
No compensation of any kind, including finder’s and consulting fees, will be paid to our sponsor, officers and directors, or any of their respective affiliates, for services rendered prior to or in connection with the completion of an initial business combination. However, these individuals will be reimbursed for any out-of-pocket expenses
incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made by us to our sponsor, officers, directors or our or their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses
incurred by such persons in connection with activities on our behalf.
In addition, in order to finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete an initial business combination, we would repay such loaned amounts.
In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into placement units at $10.00 per placement unit at the option of the lender. The placement units would be identical to the units, including as to exercise price, exercisability and exercise period. The terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our sponsor or any of their affiliates as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our stockholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our stockholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a stockholder meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.
In addition, our direct anchor investors have purchased membership interests in our sponsor entitling them to an economic interest in certain of the founder shares owned by our sponsor and in certain of the placement units to be purchased by our sponsor. Each of P. Schoenfeld Asset Management LP, Balyasny Asset Management L.P., and Antara Capital LP has entered into the risk capital subscription agreement with our sponsor. Each of Linden Capital L.P., Sculptor Capital LP, and UBS O’Connor LLC has entered into the non-risk capital
subscription agreement with our sponsor. Pursuant to their subscription agreements with our sponsor, the direct anchor investors will not be granted any material additional stockholder or other rights, and will only be issued membership interests in our sponsor with no right to control our sponsor or vote or dispose of any founder shares, placement units or underlying securities (which will continue to be held by our sponsor until following our initial business combination).
We have granted to the direct anchor investors an option, in their sole discretion, to subscribe to a forward purchase agreement for up to an aggregate of 60% (up to 10% per direct anchor investor) of the securities sold in one or multiple private placements to close prior to or concurrently with the closing of our initial business combination. The aggregate proceeds from the sale of any securities pursuant to these forward purchase agreements will be used by us for purposes related to our initial business combination.
We have entered into a registration rights agreement pursuant to which our initial stockholders, and their permitted transferees, if any, will be entitled to certain registration rights with respect to the placement units, placement shares, the placement warrants, the securities issuable upon conversion of working capital loans (if any) and the shares of Class A common stock issuable upon exercise of the foregoing and upon conversion of the founder share
Related Party Policy
The audit committee of our board of directors had adopted a charter, providing for the review, approval and/or ratification of “related party transactions,” which are those transactions required to be disclosed pursuant to Item 404 of
Regulation S-K as
promulgated by the SEC, by the audit committee. At its meetings, the audit committee shall be provided with the details of each new, existing, or proposed related party transaction, including the terms of the transaction, any contractual restrictions that the company has already committed to, the business purpose of the transaction, and the benefits of the transaction to the company and to the relevant related party. Any member of the committee who has an interest in the related party transaction under review by the committee shall abstain from voting on the approval of the related party transaction, but may, if so requested by the chairman of the committee, participate in some or all of the committee’s discussions of the related party transaction. Upon completion of its review of the related party transaction, the committee may determine to permit or to prohibit the related party transaction.

Item 14	Principal Accountant Fees and Services
Our independent public accounting firm is Marcum LLP (“Marcum”), 6002 Rogerdale Road, Suite 300, Houston, TX 77072, PCAOB Auditor ID # 688. The following is a summary of fees paid or to be paid to Marcum for services rendered.
Audit Fees
. Audit fees consist of fees billed for professional services rendered for the audit of our year-end
financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms
10-Q
for the respective periods and other required filings with the SEC for the period from January 21, 2021 (inception) through December 31, 2021 totaled $39,385. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees.
 Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Marcum for consultations concerning financial accounting and reporting standards for the period from January 21, 2021 (inception) through December 31, 2021.
Tax Fees
. We did not pay Marcum for tax planning and tax advice for the period from January 21, 2021 (inception) through December 31, 2021.
All Other Fees
. We did not pay Marcum for other services for the period from January 21, 2021 (inception) through December 31, 2021.
Pre-Approval
Policy
Our audit committee was formed upon the consummation of our initial public offering. As a result, the audit committee did not pre-approve
all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve
all auditing services and permitted
non-audit
services to be performed for us by our independent registered public accounting firm, including the fees and terms thereof (subject to the de minimis exceptions for non-audit
services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).
PART IV

Item 15	Exhibits, Financial Statement Schedules
(a) The following documents are filed as part of this Annual Report:
(1) Financial Statements
(2) Exhibits
We hereby file as part of this Annual Report on Form
10-K
the exhibits listed in the attached Exhibit Index.

Exhibit No.	Description

1.1	Underwriting Agreement, dated July 26, 2021, by and among the Company, PJT Partners LP, and BofA Securities, Inc., as representatives of the underwriters. (2)

3.1	Certificate of Incorporation. (1)

3.2	Amended and Restated Certificate of Incorporation. (1)

3.3	Second Amended and Restated Certificate of Incorporation. (2)

3.4	Bylaws. (1)

4.1	Specimen Unit Certificate. (1)

4.2	Specimen Common Stock Certificate. (1)

4.3	Specimen Warrant Certificate. (1)

4.4	Warrant Agreement, dated July 26, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent. (2)

4.5*	Description of Securities.

10.1	Investment Management Trust Agreement, dated July 26, 2021, by and between the Company and Continental Stock Transfer & Trust Company. (2)

10.2	Registration Rights Agreement, dated July 26, 2021, by and among the Company, the Sponsor and the other Holders (as defined therein) signatory thereto.(2)

10.3	Form of Indemnity Agreement. (1).

10.4	Letter Agreement, dated July 26, 2021, by and among the Company, the Sponsor and each director and executive officer of the Company. (2)

10.5	Unit Purchase Agreement, dated July 26, 2021, between the Company and the Sponsor. (2)

14	Code of Ethics. (1)

31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1**	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

32.2**	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.
(1)	Incorporated by reference to the Registrants Form S-1, filed with the Securities Exchange Commission on July 19, 2021.
(2)	Incorporated by reference to the Registrants Form 8-K, filed with the Securities Exchange Commission on July 29, 2021

Item 16	Form 10-K Summary
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Annual Report on Form
10-K
to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: April 15, 2022

Alpha Healthcare Acquisition Corp. III

/s/ Rajiv Shukla
Name:	Rajiv Shukla
Title:	Chief Executive Officer and Chairman
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form
10-K
has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Rajiv Shukla Rajiv Shukla	Chief Executive Officer and Chairman (Principal Executive Officer)	April 15, 2022

/s/ Patrick A. Sturgeon Patrick A. Sturgeon	Chief Financial Officer (Principal Financial and Accounting Officer)	April 15, 2022

/s/ Darlene T. DeRemer Darlene T. DeRemer	Director	April 15, 2022

/s/ Eugene L. Podsiadlo Eugene L. Podsiadlo	Director	April 15, 2022

/s/ William Woodward William Woodward	Director	April 15, 2022

ALPHA HEALTHCARE ACQUISITION CORP. III

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors of
Alpha Healthcare Acquisition Corp. III
Opinion on the Financial Statements
We have audited the accompanying balance sheet of Alpha Healthcare Acquisition Corp. III (the “Company”) as of December 31, 2021, the related statements of operations, shareholders’ equity (deficit) and cash flows for the period from January 21, 2021 through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the period from January 21, 2021 through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
Explanatory Paragraph – Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide
s
a reasonable basis for our opinion.
/s/ Marcum LLP
Marcum LLP
We have served as the Company’s auditor since 2021.
Houston, TX
April 15, 2022

ALPHA HEALTHCARE ACQUISITION CORP. III
BALANCE SHEET
As of December 31, 2021

Assets
Current assets:
Cash	$774,192
Prepaid expenses	198,983

Total current assets	973,175
Marketable securities held in trust account	154,449,121

Total assets	$155,422,296

Liabilities and Shareholders’ Equity (Deficit)
Current liabilities:
Accrued offering costs	$112,485
Accrued expenses	215,247
Due to related party	2,275

Total current liabilities	330,007
Deferred underwriting fees payable	5,405,436

Total liabilities	5,735,443

Commitments and Contingencies (Note 5)
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 15,444,103 shares subject to possible redemption issued and outs ta nding	154,449,121
Shareholders’ equity (deficit):
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 463,882 not subject to possible redemption issued and outstanding (excluding 15,444,103 shares subject to possible redemption)	46
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 3,861,026 shares issued and outstanding (1)	386
Additional paid-in capital	—
Accumulated deficit	(4,762,700)

Total shareholders’ deficit	(4,762,268)

Total Liabilities and Shareholders’ Deficit	$155,422,296

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
45-day
option period.

The accompanying notes are an integral part of these financial statements.

ALPHA HEALTHCARE ACQUISITION CORP. III
STATEMENT OF OPERATIONS
FOR THE PERIOD FROM JANUARY 21, 2021 (INCEPTION) TO DECEMBER 31, 2021

Formation, general and administrative expenses	$467,431

Loss from operations	(467,431)
Other income:
Dividend and interest income	8,091
Change in fair value of overallotment liability	2,923
Gain on expiration of overallotment option	127,035

Net loss	$(329,382)

Weighted average shares outstanding of Class A common stock subject to possible redemption	6,973,122
Basic and diluted net loss per share, Class A common stock subject to possible redemption (see Note 2)	(0.03)
Weighted average shares outstanding of Class A common stock	209,549
Basic and diluted net loss per share, Class A common stock (see Note 2)	(0.03)
Weighted average shares outstanding of Class B common stock	3,797,628
Basic and diluted net loss per share, Class B common stock (see Note 2)	(0.03)
The accompanying notes are an integral part of these financial statements.

ALPHA HEALTHCARE ACQUISITION CORP. III
STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD FROM JANUARY 21, 2021 (INCEPTION) TO DECEMBER 31, 2021

	Common Stock Subject to Possible Redemption			Common Stock				Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity (Deficit)
	Class A			Class A		Class B
	Shares	Amount		Shares	Amount	Shares	Amount
Balance - January 21, 2021 (inception)	—	$		—	$—	—	$—	$—	$—	$—
Class B common stock issued to Sponsor	—		—	—	—	4,312,500	431	24,569	—	25,000
Issuance of Private Placement Units	—		—	463,882	46	—	—	4,638,774	—	4,638,820
Issuance of Class A Common stock, net of issuance costs of $9,905,857	15,444,103		140,738,518	—	—	—	—	—	—	—
Issuance of Public Warrants, net of issuance costs of $239,247	—		—	—	—	—	—	3,399,132	—	3,399,132
Capital contribution by the Sponsor through transfer of Class B shares	—		—	—	—	—	—	1,186,448	—	1,186,448
Fair value of underwriter’s overallotment options exercised	—		—	—	—	—	—	28,317	—	28,317
Accretion to redemption value of Class A Common stock subject to possible redemption	—		13,702,512	—	—	—	—	(9,277,240)	(4,425,272)	(13,702,512)
Forfeiture of Founder Shares related to unexercised portion of underwriter’s overallotment option	—		—	—	—	(451,474)	(45)	—	45	—
Change in redemption value of Class A Common stock subject to possible redemption due to dividend and interest income earned	—		8,091	—	—	—	—	—	(8,091)	(8,091)
Net loss	—		—	—	—	—	—	—	(329,382)	(329,382)

Balance – December 31 , 2021	15,444,103		$154,449,121	463,882	$46	3,861,026	$386	$—	$(4,762,700)	$(4,762,268)

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
45-day
option period.

The accompanying notes are an integral part of these financial statements.

ALPHA HEALTHCARE ACQUISITION CORP. III
STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM JANUARY 21, 2021 (INCEPTION) TO DECEMBER 31, 2021

Cash Flows from Operating Activities:
Net loss	$(329,382)
Adjustments to reconcile net loss to net cash used in operating activities
Interest earned in trust account	(8,091)
Change in fair value of overallotment liability	(2,923)
Gain on expiration of overallotment option	(127,035)
Changes in current assets and liabilities:
Prepaid expenses	(198,983)
Accrued expenses	215,247

Net cash used in operating activities	(451,167)

Cash Flows from Investing Activities:
Investment of cash into trust account	(154,441,030)

Cash Flows from Financing Activities:
Proceeds from related party	56,922
Payment to related party	(54,647)
Proceeds from issuance of Units	154,441,030
Proceeds from issuance of Private Units	4,638,820
Payment of offering costs	(3,415,736)

Net cash provided by financing activities	155,666,389

Net Change in Cash	774,192
Cash - January 21, 2021 (inception)	—

Cash - end of the period	$774,192
Supplemental Disclosure of cash flow information:
Deferred underwriting fee payable	$5,405,436
Capital contribution by the Sponsor through transfer of Class B shares	$1,186,448
Offering costs included in accrued offerings costs	$112,485
Offering costs paid by Sponsor in exchange for issuance of Class B common stock	$25,000
Accretion of the interest earned in trust account	$8,091
The accompanying notes are an integral part of these financial statements.

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
As of December 31, 2021, the Company had not yet commenced any operations. All activity from January 21, 2021 (inception) through December 31, 2021, relates to the Company’s formation, the Public Offering (as defined below), and activities necessary to identify a potential target for a Business Combination. Since our Initial Public Offering, we have not generated any operating revenues, and do not expect to generate any operating revenues, until after completion of our initial Business Combination.
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
At the IPO date, the Sponsor also transferred to certain other investors the total of 600,900 of Founders shares (“Risk Incentive Private Shares”) as a compensation for their commitment to acquire at least 9.9% of the Units sold in the IPO. These Risk Incentive Private Shares are subject to forfeiture if the investors sell their Units prior to the closing of the initial Business Combination. The fair value of these Risk Incentive Private
Shares of $5.27
is equal to the fair value of the
Non-Risk
Incentive Private Shares. Due to the high probability of forfeiture, the fair value of these Risk Incentive Private Shares will be recorded as a capital contribution from the Sponsor upon the closing of the initial Business Combination.
On August 3, 2021, the Underwriters partially exercised their overallotment option and purchased 444,103 additional Units for a total amount of $4,441,030 resulting from the partial over-allotment exercise. The Company also issued 8,882 Private Placement Units, generating additional $88,820 in gross proceeds. Transaction costs related to the Underwriters’ partial over-allotment exercise amounted to $92,070, consisting of $88,820 of underwriting fees and $3,250 of other offering costs. The Company has also accrued underwriting fees of $155,436 that will be paid only if a business combination is entered into.

The total issuance costs of $10,145,105 were allocated to the Class A shares subject to possible redemption and the Public Warrants based on their relative fair values with $9,905,857 to the Class A shares subject to possible redemption and $239,247 to the Public Warrants.
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
Liquidity and Going Concern
As of December 31, 2021, the Company had cash outside the Trust Account of $774,192 available for working capital needs. All remaining cash held in the Trust Account are generally unavailable for the Company’s use, prior to an initial business combination, and is restricted for use either in a Business Combination or to redeem common stock. As of December 31, 2021, none of the amount in the Trust Account was available to be withdrawn as described above.
Through December 31, 2021, the Company’s liquidity needs were satisfied through receipt of $25,000 from the sale of the founder shares and the remaining net proceeds from the sale of Private Placement Units held outside of the trust account, totaling $774,192 as of December 31, 2021.
For the period from January 21, 2021 (inception) through December 31, 2021, the Company had a net loss of $329,382, which consisted of formation and general and administrative costs.
The $774,192 held outside of the Trust Account as of December 31, 2021, may not be sufficient to allow the Company to operate for at least the next 12 months from the issuance of the financial statements, assuming that a Business Combination is not consummated during that time. The Company may need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern, assuming a Business Combination is not consummated. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company believes that the proceeds raised in the initial public offering and the funds potentially available from loans from the sponsor or any of their affiliates will be sufficient to allow the Company to meet the expenditures required for operating its business. However, if the estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to the initial Business Combination. Moreover, the Company may need to obtain additional financing either to complete the Business Combination or because the Company becomes obligated to redeem a significant number of public shares upon completion of the Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination.

Note 2 — Significant Accounting Policies
Basis of Presentation
The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”).
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
Marketable Securities Held in Trust Account
At December 31, 2021, the assets held in the Trust Account were substantially held in U.S. Treasury Bills and U.S Treasury Coupons. During the period from January 21, 2021 (inception) through December 31, 2021, the Company did not withdraw any of interest income from the Trust Account to pay its tax obligations.

Common Stock Subject to Possible Redemption
The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock is classified as shareholders’ equity. The Company’s common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2021, 15,444,103 shares of Class A common stock subject to possible redemption are classified in temporary equity outside of the shareholders’ equity (deficit) section of the Company’s balance sheet and were immediately accreted to redemption value at the IPO date.
Derivative Financial Instruments
The Company issues warrants to its investors and accounts for warrant instruments as either equity-classified or liability-classified instruments based on an assessment of the specific terms of the warrants and applicable authoritative guidance in ASC 480 and ASC 815, “Derivatives and Hedging” (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own stock and whether the holders of the warrants could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification.
The Public Warrants (see Note 3) and Private Warrants (see Note 4) were accounted for as equity as these instruments meet all of the requirements for equity classification under ASC 815.
The over-allotment option (see Note 6) was deemed to be a freestanding financial instrument indexed to the contingently redeemable shares and was accounted for as a liability pursuant to ASC 480.
The fair value of the overallotment liability at the IPO date of $158,275 was determined using the Black Scholes option pricing model based on the following assumptions:

Risk-free interest rate	0.05%
Dividend rate	0%
Volatility	5.00%
Expected life (in years)	0.12
On August 3, 2021, the Underwriters partially exercised their overallotment option and purchased 444,103 Units (see Note 3). The fair value of the corresponding overallotment liability partially extinguished upon exercise of $28,317 was determined using the Black Scholes option pricing model based on the following assumptions:

Risk-free interest rate	0.05%
Dividend rate	0%
Volatility	5.00%
Expected life (in years)	0.10
Upon the expiration of the unexercised overallotment options on September 9, 2021, the Company recorded a gain on the expiration of the overallotment option of $127,035.
Net Loss per Common Stock share
The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net loss per share is computed by dividing net loss by the weighted average number of Common Stock shares outstanding during the period. Weighted average shares for the period from January 21, 2021 (inception) through December 31, 2021 were reduced for the effect of an aggregate of
562,500
Class B Common shares that were subject to forfeiture until the over-allotment option was partially exercised by the underwriters on August 3, 2021 (see Note 5), upon which date the forfeiture provision lapsed for 111,026 Class B Common shares. Subsequent to September 9, 2021, weighted average shares were reduced for the effect of an aggregate of 451,474 Class B Common shares which were ultimately forfeited upon the expiration of the
45-day
period reserved for the exercise of over-allotment option.

The Company’s statements of operations include a presentation of net loss per share subject to redemption in a manner similar to the two-class
method of income per share. With respect to the accretion of the Class A Shares subject to possible redemption and consistent with ASC
480-10-S99-3A,
the Company deemed the fair value of the Class A Common shares subject to possible redemption to approximate the contractual redemption value and the accretion has no impact on the calculation of net income/(loss) per share.
The Company’s Public Warrants (see Note 3) and Private Warrants (see Note 4) could, potentially, be exercised or converted into common shares and then share in the earnings of the Company. However, these warrants were excluded when calculating diluted loss per share because such inclusion would be anti-dilutive for the periods presented. As a result, diluted loss per share is the same as basic loss per share for the period presented.
A reconciliation of net loss per share is as follows for the period from January 21 (Inception) through December 31, 2021:

	Class A subject to possible redemption	Class A	Class B
Allocation of undistributable losses	(209,176)	(6,286)	(113,920)

Net income/(loss) to Common shares	$(209,176)	$(6,286)	$(113,920)

Weighted average shares outstanding, basic and diluted	6,973,122	209,549	3,797,628

Basic and diluted net loss per share	$(0.03)	$(0.03)	$(0.03)

Offering Costs
Offering costs consist of underwriting, legal, accounting and other expenses incurred through the Initial Public Offering that are directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with the Public Shares were charged to shareholders’ equity upon the completion of the Initial Public Offering. Offering costs amounted to $9,897,599 at July 29, 2021, which were allocated between the Class A shares subject to possible redemption and the Public Warrants and charged to shareholders’ equity upon the completion of the Initial Public Offering. Under the guidance in Staff Accounting Bulletin 107 Topic 5.A, Accounting for Expenses or Liabilities Paid by Principal Stockholder(s), the Company included in these offering costs amounts incurred by the Sponsor through the transfer of
Non-Risk
Incentive Private Shares (see Note 4) to Anchor Investors on behalf of the Company in the amount of $1,186,448. The initial public offering costs as of the IPO date were allocated $9,664,188 and $233,411 between the Class A shares subject to possible redemption and the Public Warrants (see Note 6), respectively, based on their relative fair values at the issuance date. The Company incurred an additional $92,070 offering costs of upon the partial exercise of the overallotment option on August 3, 2021.
The total issuance costs of $10,145,105 were allocated to the Class A shares subject to possible redemption and the Public Warrants based on their relative fair values with $9,905,857 to the Class A shares subject to possible redemption and $239,247 to the Public Warrants.
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Fair Value Measurements
Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

•	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

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
The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2021
Assets:
Marketable securities held in Trust Account	1	$154,449,121
The overallotment liability is measured at fair value using the Black Scholes Option Pricing Model with significant unobservable inputs. The fair value is based on the share price of the underlying shares and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. Therefore, the overallotment liability is considered to be a Level 3 financial instrument.
The table below presents the changes in Level 3 liabilities measured at fair value on a recurring basis:

Overallotment liability
Balance at January 21, 2021 (inception)	$—
Issuance of overallotment option	158,275
Partial exercise of overallotment option	(28,316)
Change in fair value of overallotment liability	(2,924)
Expiration of overallotment option	(127,035)

Balance at December 31, 2021	$—

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
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
Recently Issued Accounting Standards
Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.
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
Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 455,000 Private Placement Units at a price of $10.00 per Private Placement Unit in a private placement to the Sponsor, generating gross proceeds of $4,550,000, which is described further in Note 4.
On August 3, 2021, the Underwriters exercised their option to purchase 444,103 additional Units for the total amount of $4,441,030, received on August 6, 2021. Resulting from the partial over-allotment exercise, the Company also issued 8,882 Private Placement Units, generating additional $88,820 in gross proceeds.
Note 4 — Related Party Transactions
Founder Shares
On January 21, 2021, the Sponsor subscribed to purchase 3,593,750 shares of the Company’s common stock, par value $0.0001 per share (the “Founder Shares”) for an aggregate price of $25,000. On January 25, 2021, the Sponsor paid $25,000, or approximately $0.00696 per share, to cover for certain offering and formation costs in consideration for 3,593,750 Founder Shares. On March 1, 2021, the Company effected a 1:1.2 stock split of its common stock which resulted in an aggregate of 4,312,500 shares of Class B common stock outstanding. All shares and associated amounts have been retroactively restated to reflect the stock split. On August 3, 2021, the Underwriters exercised their option to purchase 444,103 additional Units out of the total 2,250,000 available under the over-allotments and the forfeiture provisions lapsed for 111,026 Founder Shares. The remaining 451,464 Founder Shares were forfeited upon the expiration of the
45-day
period reserved for the exercise of over-allotment option.
On July 27, 2021, our sponsor transferred 25,000 founder shares to each of Darlene DeRemer, Eugene Podsiadlo, and William Woodward. The awards will vest simultaneously with the closing of an initial business combination, provided the director has continuously served on the Company’s board of directors through the closing of such initial business combination.

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
Private Placement
Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased 455,000 placement units, at a purchase price of $4,550,000, in a private placement. Each Private Placement Unit is identical to the Units sold in the Initial Public Offering except as described below. A portion of the proceeds from the Private Placement Units was added to the proceeds from the Public Offering to be held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law).
As a result of the partial over-allotment exercise on August 3, 2021, the Company also issued 8,882 Private Placement Units, generating additional $88,820 in gross proceeds.
The Private Placement Units (including the placement shares, the placement warrants and Class A common stock issuable upon exercise of such placement warrants) will not be transferable or salable until 30 days after the completion of our Business Combination (except, among other limited exceptions, to our officers and directors and other persons or entities affiliated with our Sponsor).
Promissory Note — Related Party
On January 25, 2021, the Company issued an unsecured promissory note to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000 to be used for a portion of the expenses of the Proposed Public Offering. This loan was non-interest
bearing, unsecured, and was due at the earlier of (i) the date on which the Company consummates the initial public offering and (ii) the date on which the Company determines not to conduct an initial public offering of its securities, upon request from the Company the Sponsor. Through the date of the Initial Public Offering, the Company had no borrowings under the promissory note.
Due to Related Party
The balance of $2,275 as of December 31, 2021, represents general and administrative costs paid by the Sponsor on behalf of the Company.

Administrative Service Fee
The Company has agreed, commencing on the date that the Company’s securities are first listed on the Nasdaq, to pay an affiliate of the Sponsor a monthly fee of an aggregate of $10,000 for office space, administrative and support services. For the period from January 21, 2021 (inception) through December 31, 2021, administrative fees incurred and paid to the Sponsor totaled $51,000. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees.
Related Party Loans
In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor, an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon consummation of a Business Combination into warrants at a price of $1.50 per warrant. The warrants will be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of December 31, 2021, there were no written agreements in place for the Working Capital Loans.
In conjunction with the IPO activities, on July 14, 2021 (the “Inception Date”), the Company and its Sponsor entered into the Subscription Agreements with certain investors (see Note 5).

Forward Purchase Agreement
The Company granted to the direct anchor investors an option, in their sole discretion, to subscribe to a forward purchase agreement for up to an aggregate of 60% (up to 10% per direct anchor investor) of the securities sold in one or multiple private placements to close prior to or concurrently with the closing of the initial business combination. The aggregate proceeds from the sale of any securities pursuant to these forward purchase agreements will be used for purposes related to the initial business combination.
Since the issuance of the securities to the investors is contingent upon the closing of an equity financing in relation to the initial business combination, the terms of the forward purchase agreement will not create an obligation for either party until such financing occurs.
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
On August 3, 2021, the Underwriters exercised their option to purchase 444,103 additional Units out of the total 2,250,000 available under the over-allotments and the forfeiture term lapsed for 111,026 Founder Shares. The remaining 451,464 Founder Shares were forfeited upon the expiration of the
45-day
period reserved for the exercise of over-allotment option.
At December 31, 2021, there were (i) 15,907,985 shares of Class A common stock issued and outstanding (including 15,444,103 shares subject to possible redemption) and (ii) 3,861,026 shares of Class B common stock issued and outstanding.
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

Preferred Stock –
The Company is authorized to issue 1,000,000 shares of preferred stock, with a par value of $0.0001 per share. At December 31, 2021, there were no shares of preferred stock issued or outstanding.
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
Note 7 — Income Taxes
The Company’s general and administrative expenses are generally considered start-up
costs and are not currently deductible. During the period from January 21, 2021 (inception) to December 31, 2021, no income tax expense was recorded. The Company’s effective tax rate for the period from January 21, 2021 (inception) through December 31, 2021 was zero percent, which differs from the expected income tax rate due predominantly to the start-up
costs which are not currently deductible.
The income tax provision consisted of the following as of December 31, 2021:

Federal
Current	$—
Deferred	(96,461)
State
Current	—
Deferred	—
Change in valuation allowance	96,461

Income tax provision	$—

The Company’s net deferred tax assets consist of the following as of December 31, 2021:

Deferred tax assets:
Net operating loss carryforwards	$33,531
Organizational costs/startup expenses	62,930

Total deferred tax asset	96,461
Valuation allowance	(96,461)

Deferred tax asset, net of valuation allowance	$—

As of December 31, 2021, the Company has U.S. federal net operating loss carryovers of $159,673 that do not expire.
In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2021, the change in the valuation allowance was $96,461.
There were no unrecognized tax benefits as of December 31, 2021. No amounts were accrued for the payment of interest and penalties at December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2021 is as follows:

Statutory federal income tax rate	21.0%
Change in fair value of overallotment liability	8.3
Change in valuation allowance	(29.3)

Effective tax rate	—%

The Company files U.S. federal income tax returns and is subject to examination since inception.
Note 8 — Stock-based Compensation
On July 27, 2021, the Sponsor transferred 25,000 shares of Class B common stock to each of the three independent director nominees as compensation for their service on the board of directors. The awards will vest simultaneously with the closing of an initial business combination, provided the director has continuously served on the Company’s board of directors through the closing of such initial business combination. As such, the service period for these awards will start on the IPO date. As the share awards would vest only upon the consummation on a business combination, the compensation expense in relation to these grants would be not recognized until the closing of the initial business combination. As a result, the Company recorded no compensation expense for the period from January 21, 2021 (inception) through December 31, 2021.
The fair value of the Founder Shares on the grant date was approximately $5.26 per share. The valuation performed by the Company determined the fair value of the Founder Shares on the date of grant based on the fair value of the Class A shares discounted for a) the probability of a successful business combination, and b) the lack of marketability. The aggregate grant date fair value of the award amounted to approximately $394,000.
A summary of the restricted stock award and restricted unit activity for the period from January 21, 2021 (inception) through December 31, 2021 is as follows:

Number of Shares
Unvested Shares Outstanding at January 21, 2021 (inception)	—
Granted	75,000
Forfeited	—
Vested	—

Unvested Outstanding at December 31, 2021	75,000

Total

unrecognized compensation expense related to unvested Founder Shares at December 31, 2021 amounted to approximately $
394,000
and is expected to be recognized upon the initial business combination.
Note 9 — Subsequent Events
The Company did not identify any subsequent events that require adjustment or disclosure in the financial statements.