Form 10-Q
period 2022-03-31
ALPHA HEALTHCARE ACQUISITION CORP III
filed 2022-05-20
CIK 1842939

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
As of May
20
, 2022, there were 15,907,985 shares of Class A common stock and 3,861,026 shares of Class B common stock outstanding.

Alpha Healthcare Acquisition Corp. III
Quarterly Report on Form
10-Q

PART I - FINANCIAL INFORMATION
Item 1. Condensed Financial Statements
ALPHA HEALTHCARE ACQUISITION CORP. III
CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(Unaudited)
Assets
Current assets:

Cash	$594,733	$774,192
Prepaid expenses	161,346	198,983

Total current assets	756,079	973,175
Marketable securities held in trust account	154,456,733	154,449,121

Total assets	$155,212,812	$155,422,296

Liabilities and Shareholders’ Equity (Deficit)
Current liabilities:
Accrued offering costs	$84,700	$112,485
Accrued expenses	562,240	215,247
Due to related party	1,113	2,275

Total current liabilities	648,053	330,007
Deferred underwriting fees payable	5,405,436	5,405,436

Total liabilities	6,053,489	5,735,443

Commitments and Contingencies (Note 5)
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 15,444,103 shares subject to possible redemption issued and outstanding	154,456,733	154,449,121
Shareholders’ equity (deficit):
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 463,882 not subject to possible redemption issued and outstanding (excluding 15,444,103 shares subject to possible redemption)	46	46
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 3,861,026 shares issued and outstanding	386	386
Additional paid-in capital	—	—
Accumulated deficit	(5,297,842)	(4,762,700)

Total shareholders’ deficit	(5,297,410)	(4,762,268)

Total Liabilities and Shareholders’ Deficit	$155,212,812	$155,422,296

The accompanying notes are an integral part of these unaudited condensed financial statements.

ALPHA HEALTHCARE ACQUISITION CORP. III
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended March 31, 2022	For the period from January 21, 2021 (inception) through March 31, 2021

General and administrative expenses	$535,142	$1,211

Loss from operations	(535,142)	(1,211)
Other income:
Dividend and interest income	7,612	—

Net los s	$(527,530)	$(1,211)

Weighted average shares outstanding of Class A common stock subject to possible redemption	15,444,103	—
Basic and diluted net loss per share, Class A common stock subject to possible redemption (see Note 2)	$(0.03)	$(0.00)
Weighted average shares outstanding of Class A common stock	463,882	—
Basic and diluted net loss per share, Class A common stock (see Note 2)	$(0.03)	$(0.00)
Weighted average shares outstanding of Class B common stock	3,861,026	3,750,000 (1)
Basic and diluted net loss per share, Class B common stock (see Note 2)	$(0.03)	$(0.00)

(1)
This share quantity excludes up to 562,500 shares of common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. On March 1, 2021, the Company effected a 1:1.2 stock split of its common stock which resulted in an aggregate of 4,312,500 shares of Class B common stock outstanding. All shares and associated amounts have been retroactively restated to reflect the stock split.

The accompanying notes are an integral part of these unaudited condensed financial statements.

ALPHA HEALTHCARE ACQUISITION CORP. III
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDER’S EQUITY (DEFICIT)
FOR THE THREE MONTHS ENDED MARCH 31, 2022
AND FOR THE PERIOD FROM JANUARY 21, 2021 (INCEPTION) THROUGH MARCH 31, 2021
(Unaudited)

	Common Stock Subject to Possible Redemption		Common Stock				Additional		Total
	Class A		Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance - January 1, 2022	15,444,103	$154,449,121	463,882	$46	3,861,026	$386	$—	$(4,762,700)	$(4,762,268)
Change in redemption value of Class A Common stock subject to possible redemption due to dividend and interest income earned	—	7,612	—	—	—	—	—	(7,612)	(7,612)
Net loss	—	—	—	—	—	—	—	(527,530)	(527,530)

Balance – March 31, 2022	15,444,103	$154,456,733	463,882	$46	3,861,026	$386	$—	$(5,297,842)	$(5,297,410)

	Common Stock Subject to Possible Redemption			Common Stock				Additional		Total
	Class A			Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount		Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance - January 21, 2021 (inception)	—	$		—	$—	—	$—	$—	$—	$—
Class B common stock issued to Sponsor (1)	—		—	—	—	4,312,500	431	24,569	—	25,000
Net loss	—		—	—	—	—	—	—	(1,211)	(1,211)

Balance – March 31, 2021	—		$—	—	$—	4,312,500	$431	$24,569	$(1,211)	$23,789

(1)	This share quantity includes up to 562,500 shares of common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. On March 1, 2021, the Company effected a 1:1.2 stock split of its common stock which resulted in an aggregate of 4,312,500 shares of Class B common stock outstanding. All shares and associated amounts have been retroactively restated to reflect the stock split.
The accompanying notes are an integral part of these unaudited condensed financial statements.

ALPHA HEALTHCARE ACQUISITION CORP. III
CONDENSED STATEMENT OF CASH FLOWS
(Unaudited)

	For the three months ended March 31, 2022	For the period from January 21, 2021 (inception) through March 31, 2021
Cash Flows from Operating Activities:
Net loss	$(527,530)	$(1,211)
Adjustments to reconcile net loss to net cash used in operating activities
Interest earned in trust account	(7,612)	—
Changes in current assets and liabilities:
Prepaid expenses	37,637	—
Accrued expenses	346,993	1,211
Due to related party	(1,162)	—

Net cash used in operating activities	(151,674)	—

Cash Flows from Financing Activities:
Payment of offering costs	(27,785)	—

Net Change in Cash	179,459	—
Cash – beginning of period	774,192	—

Cash - end of period	$594,733	$—

Supplemental Disclosure of cash flow information:
Offering costs paid by Sponsor in exchange for issuance of Class B common stock	$—	$25,000

Deferred offering costs included in accrued offering costs	$—	$12,500

Offering costs included in accrued offering costs	$84,700	$—

Accretion of the interest earned in trust account	$7,612	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

ALPHA HEALTHCARE ACQUISITION CORP. III
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Note 1 — Organization and Business Operations
Alpha Healthcare Acquisition Corp. III (the “Company”) is a blank check company incorporated as a Delaware corporation. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses that the Company has not yet identified (“Business Combination”). While the Company may pursue an initial Business Combination target in any business or industry, it intends to focus its search on companies in the healthcare industry.
The Company has selected December 31 as its fiscal year end.
As of March 31, 2022, the Company had not yet commenced any operations. All activity since January 21, 2021 (inception) relates to the Company’s formation, the Public Offering (as defined below), and activities necessary to identify a potential target for a Business Combination. Since our Initial Public Offering, we have not generated any operating revenues, and do not expect to generate any operating revenues, until after completion of our initial Business Combination.
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
Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 455,000 Units (each, a “Private Placement Unit” and, collectively, the “Private Placement Units”) at a price of $10.00 per Private Placement Unit in a private placement to AHAC Sponsor III LLC (the “Sponsor”), generating gross proceeds of $4,550,000, which is described in Note 4. Each Private Placement Unit contains one share of Class A common stock (the “Private Placement Share”) and one fourth of one warrant (one whole warrant, a “Private Placement Warrant”).
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
Liquidity and Going Concern
As of March 31, 2022, the Company had cash outside the Trust Account of $594,733 available for working capital needs. All remaining cash held in the Trust Account are generally unavailable for the Company’s use, prior to an initial business combination, and is restricted for use either in a Business Combination or to redeem common stock. The Company may withdraw interest income earned in the Trust Account to pay taxes. As of March 31, 2022 and December 31, 2021, none of the principal amount in the Trust Account was available to be withdrawn as described above.
Through March 31, 2022, the Company’s liquidity needs were satisfied through receipt of $25,000 from the sale of the founder share
s, interest income earned in the Trust account that can be applied to income taxes, an
d the remaining net proceeds from the sale of Private Placement Units held outside of the trust account, totaling $594,733 as of March 31, 2022.
During the three months ended March 31, 2022, the Company had a net loss of $527,530, which primarily consisted of general and administrative costs.

The $594,733 held outside of the Trust Account as of March 31, 2022, may not be sufficient to allow the Company to operate for at least the next 12 months from the issuance of the financial statements, assuming that a Business Combination is not consummated during that time. The Company may need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.
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
The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2021 included in the Company’s
10-K
as filed with the SEC on April 15, 2022. The interim results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.
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
Marketable Securities Held in Trust Account
At March 31, 2022 and December 31, 2021, the assets held in the Trust Account were substantially held in U.S. Treasury Bills and U.S Treasury Coupons. These securities are presented on the condensed balance sheet at fair value at the end of each reporting period. Earnings on these securities is included in dividend and interest income in the accompanying Statement of Operations and is automatically reinvested. The fair value for these securities is determined using quoted market prices in active markets.
Through March 31, 2022, the Company did not withdraw any of interest income from the Trust Account to pay its tax obligations.
Common Stock Subject to Possible Redemption
The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock is classified as shareholders’ equity. The Company’s common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2022, 15,444,103 shares of Class A common stock subject to possible redemption are classified in temporary equity outside of the shareholders’ equity (deficit) section of the Company’s balance sheet and were immediately accreted to redemption value at the IPO date.
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

Net Loss per Common Stock share
The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net loss per share is computed by dividing net loss by the weighted average number of Common Stock shares outstanding during the period. Weighted average shares for the period from January 21, 2021 (inception) through March 31, 2021 were reduced for the effect of an aggregate of 562,500 Class B Common shares that were subject to forfeiture until the initial public offering.
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
A reconciliation of net loss per share is as follows for the three months ended March 31, 2022:

	Class A subject to possible redemption	Class A	Class B
Allocation of undistributable losses	(412,121)	(12,379)	(103,030)

Net income/(loss) to Common shares	$(412,121)	$(12,379)	$(103,030)

Weighted average shares outstanding, basic and diluted	15,444,103	463,882	3,861,026

Basic and diluted net loss per share	$(0.03)	$(0.03)	$(0.03)

A reconciliation of net loss per share is as follows for the period from January 21 (Inception) through March 31, 2021:

	Class A subject to possible redemption	Class A	Class B
Allocation of undistributable losses	—	—	(1,211)

Net income/(loss) to Common shares	$—	$—	$(1,211)

Weighted average shares outstanding, basic and diluted	—	—	3,750,000

Basic and diluted net loss per share	$(0.00)	$(0.00)	$(0.00)

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
As of March 31, 2022 and December 31, 2021, the Company only held Level 1 financial instruments, which are the Company’s Marketable securities held in trust account.
Income Taxes
The provision for income taxes was deemed to be de minimis for the three months ended March 31, 2022 and the period from January 21, 2021 (inception) to March 31, 2021.
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

The Sponsor, directors and executive officers have agreed not to transfer, assign or sell (i) any of their Founder Shares until the earliest of (A) one year after the completion of the initial Business Combination and (B) subsequent to the initial Business Combination, (x) if the closing price of the Company’s shares of Class A common stock equals or exceeds $12.00 per share (as adjusted for share splits, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any
30-trading
day period commencing at least 150 days after the initial Business Combination, or (y) the date on which the Company completes a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of its public shareholders having the right to exchange their common stock for cash, securities or other property, and (ii) any of their Private Placement Units, Private Placement Shares, Private Placement Warrants and Class A common stock issued upon conversion or exercise thereof until 30 days after the completion of the initial Business Combination (the
“Lock-up”).
Any permitted transferees will be subject to the same restrictions and other agreements of the Sponsor and directors and executive officers with respect to any Founder Shares, Private Placement Units, Private Placement Shares, Private Placement Warrants and Class A common stock issued upon conversion or exercise thereof.
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
The Private Placement Units (including the Private Placement Shares, the Private Placement Warrants and Class A common stock issuable upon exercise of such Private Placement Warrants) will not be transferable or salable until 30 days after the completion of our Business Combination (except, among other limited exceptions, to our officers and directors and other persons or entities affiliated with our Sponsor).
Due to Related Party
The balances of $1,113 and $2,275 as of March 31, 2022 and December 31, 2021, respectively, represent general and administrative costs paid by an affiliate of the Sponsor on behalf of the Company.
Administrative Service Fee
The Company has agreed, commencing on the date that the Company’s securities are first listed on the Nasdaq, to pay an affiliate of the Sponsor a monthly fee of an aggregate of $10,000 for office space, administrative and support services. For the three months ended March 31, 2022, administrative fees incurred and paid to the affiliate of the Sponsor totaled $30,000. For the period from January 21, 2021 (inception) through March 31, 2021, no fees were incurred or paid under this agreement. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees.
Related Party Loans
In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor, an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon consummation of a Business Combination into warrants at a price of $1.50 per warrant. The warrants will be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of March 31, 2022 and December 31, 2021, there were no written agreements in place for the Working Capital Loans.

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

Risks and Uncertainties
Management is currently monitoring the impact of the
COVID-19
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
Preferred Stock –
The Company is authorized to issue 1,000,000 shares of preferred stock, with a par value of $0.0001 per share. At
March 31, 2022 and
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
Note 7 — Stock-based Compensation
On July 27, 2021, the Sponsor transferred 25,000 shares of Class B common stock to each of the three independent director nominees as compensation for their service on the board of directors. The awards will vest simultaneously with the closing of an initial business combination, provided the director has continuously served on the Company’s board of directors through the closing of such initial business combination. As such, the service period for these awards will start on the IPO date. As the share awards would vest only upon the consummation on a business combination, the compensation expense in relation to these grants would be not recognized until the closing of the initial business combination. As a result, the Company recorded no compensation expense for any periods through March 31, 2022.
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
Total unrecognized compensation expense related to 75,000 unvested Founder Shares at March 31, 2022 amounted to approximately $394,000 and is expected to be recognized upon the initial business combination.
Note 8 — Subsequent Events
The Company did not identify any subsequent events that require adjustment or disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
References to the “Company,” “our,” “us” or “we” refer to Alpha Healthcare Acquisition Corp. III. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the audited financial statements and the notes thereto contained elsewhere in this Quarterly Report on Form
10-Q.
Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.
Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form
10-Q
includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, forward-looking statements can be identified by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Such statements include, but are not limited to, possible business combinations and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included in this Form
10-Q.
Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings.
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
Results of Operations and Known Trends or Future Events
We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception have been organizational activities, activities necessary to prepare for and complete our Initial Public Offering, and activities related to identifying a potential target for an initial business combination. Since our Initial Public Offering, we have not generated any operating revenues, and do not expect to generate any operating revenues, until after completion of our initial business combination. $15,703 of dividend and interest income has been earned in the Trust Account through March 31, 2022. We will continue to generate non-operating
income in the form of dividend and interest income on cash and cash equivalents held in the Trust Account. As a result of being a public company, we have incurred, and will continue to incur, legal, financial reporting, accounting and auditing compliance expenses, as well as due diligence expenses related to potential targets.
For the three months ended March 31, 2022, we had a net loss of $527,530, which consisted primarily of general and administrative expenses.
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
Following our initial public offering, the sale of the Private Placement Units and the exercise of the over-allotment option, a total of $154,441,030 was placed in the Trust Account, and we had $1,550,000 of cash held outside of the Trust Account, after payment of costs related to the Initial Public Offering, and available for working capital purposes. As of March 31, 2022, the Company had cash outside the Trust Account of $594,733 available for working capital needs.
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
The $594,733 held outside of the Trust Account as of March 31, 2022, may not be sufficient to allow the Company to operate for at least the next 12 months from the issuance of the financial statements, assuming that a Business Combination is not consummated during that time. The Company may need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

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
Critical Accounting Policies and Estimates
The Company prepares its financial statements and accompanying notes in conformity with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions about future events that affect reported amounts. Estimations are considered critical accounting estimates based on, among other things, its impact on the portrayal of the Company’s financial condition, results of operations, or liquidity, as well as the degree of difficulty, subjectivity, and complexity in its deployment. Critical accounting estimates address accounting matters that are inherently uncertain due to unknown future resolution of such matters. Management routinely discusses the development, selection, and disclosure of each critical accounting estimates. There have been no significant changes to the Company’s estimates and assumptions during the three-months ended March 31, 2022. Reference should be made to the financial statements and related notes included in the Company’s Annual Report on Form
10-K
for the year ended December 31, 2021 for a full description of other significant accounting policies.
Recent Accounting Standards
Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.
JOBS Act
The Jumpstart Our Business Startups Act of 2012 (“JOBS Act”) contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act will be allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging
growth companies. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.
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

13a-15

and

15d-15

under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that during the period covered by this report, our disclosure controls and procedures were not effective.
Remediation Efforts to Address a Previously Identified Material Weakness in Internal Control over Financial Reporting
As described in Item 9.A
 Controls and Procedures
of our 2021 Form
10-K,
management identified errors in its historical financial statements related to the accounting for the Class A common stock subject to redemption. Because the Class A common stock issued in the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside of the Company’s control, the Company should have classified all of these redeemable shares in temporary equity. In addition, errors were identified related to the overallotment liability, which was not recorded in the three months ended September 30, 2021, or in the audited balance sheet as of July 29, 2021, and was corrected in the financial statements as of December 31, 2021 included in the Annual Report on Form
10-K
filed with the SEC on April 15, 2022.
To address this material weakness, management has devoted, and plans to continue to devote, significant effort and resources to the remediation and improvement of its internal control over financial reporting and to enhance controls and improve internal communications within the Company and its financial reporting advisors. While we have processes to identify and appropriately apply applicable accounting requirements, we enhanced these processes to better evaluate our research and understanding of the nuances of the complex accounting standards that apply to our financial reporting requirements by utilizing the expertise of outside financial reporting advisors to support the Company in evaluating these transactions. We can offer no assurance that these initiatives will ultimately have the intended effects.
Changes in Internal Control Over Financial Reporting
Other than changes that have resulted from the material weakness remediation activities noted above, there has been no change in our internal control over financial reporting, during the period covered by this report, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings.
To the knowledge of our management, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.
Item 1A. Risk Factors.
Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form
10-K
filed with the SEC on April 15, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not currently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form
10-K
filed with the SEC on April 15, 2022. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the S
EC.
Risks Related to Our Business and Financial Position
Changes in laws or regulations or in how such laws or regulations are interpreted or applied, or a failure to comply with any laws, regulations, interpretations or applications, may adversely affect our business, including our ability to negotiate and complete our initial business combination.
On March 30, 2022, the SEC issued proposed rules relating to, among other items, disclosures in business combination transactions involving SPACs and private operating companies; the financial statement requirements applicable to transactions involving shell companies; the use of projections in SEC filings in connection with proposed business combination transactions; the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940, as amended, including a proposed rule that would provide SPACs a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. These rules, if adopted, whether in the form proposed or in a revised form, may increase the costs of and the time needed to negotiate and complete an initial business combination, and may constrain the circumstances under which we could complete an initial business combination.
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
Not applicable.

Item 6. Exhibits.
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form
10-Q.

Exhibit No.	Description

1.1	Underwriting Agreement, dated July 26, 2021, by and among the Company, PJT Partners LP, and BofA Securities, Inc., as representatives of the underwriters. (2)

3.1	Certificate of Incorporation. (1)

3.2	Amended and Restated Certificate of Incorporation. (1)

3.3	Second Amended and Restated Certificate of Incorporation. (2)

3.4	Bylaws. (1)

4.1	Specimen Unit Certificate. (1)

4.2	Specimen Common Stock Certificate. (1)

4.3	Specimen Warrant Certificate. (1)

4.4	Warrant Agreement, dated July 26, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent. (2)

4.5	Description of Securities. (3)

10.1	Investment Management Trust Agreement, dated July 26, 2021, by and between the Company and Continental Stock Transfer & Trust Company. (2)

10.2	Registration Rights Agreement, dated July 26, 2021, by and among the Company, the Sponsor and the other Holders (as defined therein) signatory thereto. (2)

10.3	Form of Indemnity Agreement. (1)

10.4	Letter Agreement, dated July 26, 2021, by and among the Company, the Sponsor and each director and executive officer of the Company. (2)

10.5	Unit Purchase Agreement, dated July 26, 2021, between the Company and the Sponsor. (2)

14	Code of Ethics. (1)

31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934.

32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.
(1) Incorporated by reference to the Registrants Form
S-1,
filed with the Securities Exchange Commission on July 19, 2021.
(2) Incorporated by reference to the Registrants Form
8-K,
filed with the Securities Exchange Commission on July 29, 2021.
(3) Incorporated by reference to the Registrants Form
10-K,
filed with the Securities Exchange Commission on April 15, 2022.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized on t his 20th da
y of May, 2022.

ALPHA HEALTHCARE ACQUISITION CORP. III

By:	/s/ Rajiv Shukla
Name: Rajiv Shukla
Title: Chief Executive Officer

ALPHA HEALTHCARE ACQUISITION CORP. III

By:	/s/ Patrick A. Sturgeon
Name: Patrick A. Sturgeon
Title: Chief Financial Officer