Form 10-Q
period 2022-06-30
ALPHA HEALTHCARE ACQUISITION CORP III
filed 2022-08-10
CIK 1842939

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Alpha Healthcare Acquisition Corp. III
(Exact name of registrant as specified in its charter)

Delaware	001—40228	86-1645738
(State or other jurisdiction	(Commission	(IRS Employer
of incorporation)	File Number)	Identification No.)
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
12b-2
of the Exchange Act).    Yes  ☒    No  ☐
As of July 14, 2022, there were 15,907,985 shares of Class A common stock and 3,861,026 shares of Class B common stock outstanding.

Alpha Healthcare Acquisition Corp. III
Quarterly Report on Form
10-Q

PART I—FINANCIAL INFORMATION
Item 1. Condensed Financial Statements
ALPHA HEALTHCARE ACQUISITION CORP. III
CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)
Assets
Current assets:
Cash	$551,497	$774,192
Prepaid expenses	64,214	198,983

Total current assets	615,711	973,175
Marketable securities held in trust account	154,662,029	154,449,121

Total assets	$155,277,740	$155,422,296

Liabilities and Shareholders’ Deficit
Current liabilities:
Accrued offering costs	$84,700	$112,485
Accrued expenses	707,300	215,247
Due to related party	1,561	2,275
Income taxes payable	266,406	—

Total current liabilities	1,059,967	330,007
Deferred underwriting fees payable	5,405,436	5,405,436

Total liabilities	6,465,403	5,735,443

Commitments and Contingencies (Note 6)
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 15,444,103 shares subject to possible redemption issued and outstanding	154,456,733	154,449,121
Shareholders’ deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 463,882 not subject to possible redemption issued and outstanding (excluding 15,444,103 shares subject to possible redemption)	46	46
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 3,861,026 shares issued and outstanding	386	386
Additional paid-in capital	—	—
Accumulated deficit	(5,644,828)	(4,762,700)

Total shareholders’ deficit	(5,644,396)	(4,762,268)

Total Liabilities and Shareholders’ Deficit	$155,277,740	$155,422,296

The accompanying notes are an integral part of these unaudited condensed financial statements.

ALPHA HEALTHCARE ACQUISITION CORP. III
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,	For the period from January 21, 2021 (inception) through June 30,
	2022	2021	2022	2021
General and administrative expenses	$285,876	$6,365	$821,018	$7,576

Loss from operations	(285,876)	(6,365)	(821,018)	(7,576)
Other income:
Dividend and interest income	205,296	—	212,908	—

Loss before income taxes	(80,580)	(6,365)	(608,110)	(7,576)
Income tax provision	(266,406)	—	(266,406)	—

Net loss	$(346,986)	$(6,365)	$(874,516)	$(7,576)

Weighted average shares outstanding of Class A common stock subject to possible redemption	15,444,103	—	15,444,103	—
Basic and diluted net loss per share, Class A common stock subject to possible redemption (see Note 2)	$(0.02)	$(0.00)	(0.04)	$(0.00)
Weighted average shares outstanding of Class A common stock	463,882	—	463,882	—
Basic and diluted net loss per share, Class A common stock (see Note 2)	$(0.02)	$(0.00)	(0.04)	$(0.00)
Weighted average shares outstanding of Class B common stock	3,861,026	3,750,000 (1)	3,861,026	3,750,000 (1)
Basic and diluted net loss per share, Class B common stock (see Note 2)	$(0.02)	$(0.00)	(0.04)	$(0.00)

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

The accompanying notes are an integral part of these unaudited condensed financial statements

ALPHA HEALTHCARE ACQUISITION CORP. III
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDER’S EQUITY (DEFICIT)
(Unaudited)

	Common Stock Subject to Possible Redemption		Common Stock				Additional		Total
	Class A		Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance—January 1, 2022	15,444,103	$154,449,121	463,882	$46	3,861,026	$386	$—	$(4,762,700)	$(4,762,268)
Change in redemption value of Class A Common stock subject to possible redemption due to dividend and interest income earned	—	7,612	—	—	—	—	—	(7,612)	(7,612)
Net loss	—	—	—	—	—	—	—	(527,530)	(527,530)

Balance – March 31, 2022	15,444,103	154,456,733	463,882	46	3,861,026	386	—	(5,297,842)	(5,297,410)

Net loss	—	—	—	—	—	—	—	(346,986)	(346,986)

Balance – June 30, 2022	15,444,103	$154,456,733	463,882	$46	3,861,026	$386	$—	$(5,644,828)	$(5,644,396)

	Common Stock Subject to Possible Redemption		Common Stock				Additional	Accumulated Deficit	Total Shareholders’ Equity
	Class A		Class A		Class B		Paid-in
	Shares	Amount	Shares	Amount	Shares	Amount	Capital
Balance—January 21, 2021 (inception)	—	$—	—	$—	—	$—	$—	$—	$—
Class B common stock issued to Sponsor (1)	—	—	—	—	4,312,500	431	24,569	—	25,000
Net loss	—	—	—	—	—	—	—	(1,211)	(1,211)

Balance – March 31, 2021	—	—	—	—	4,312,500	431	24,569	(1,211)	23,789

Net loss	—	—	—	—	—	—	—	(6,365)	(6,365)

Balance – June 30, 2021	—	$—	—	$—	4,312,500	$431	$24,569	$(7,576)	$17,424

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

ALPHA HEALTHCARE ACQUISITION CORP. III
CONDENSED STATEMENT OF CASH FLOWS
(Unaudited)

	For the six months ended June 30, 2022	For the period from January 21, 2021 (inception) through June 30, 2021
Cash Flows from Operating Activities:
Net loss	$(874,516)	$(7,576)
Adjustments to reconcile net loss to net cash used in operating activities
Interest earned in trust account	(212,908)	—
Changes in current assets and liabilities:
Prepaid expenses	134,769	—
Accrued expenses	492,053	1,211
Due to related party	(714)	—
Income taxes payable	266,406	—

Net cash used in operating activities	(194,910)	(6,365)

Cash Flows from Financing Activities:
Proceeds from related party	—	56,820
Payment of offering costs	(27,785)	(50,455)

Net cash provided by (used in) financing activities	(27,785)	6,365

Net Change in Cash	(222,695)	—
Cash – beginning of period	774,192	—

Cash – end of period	$551,497	$—

Supplemental Disclosure of cash flow information:
Offering costs paid by Sponsor in exchange for issuance of Class B common stock	$—	$25,000

Deferred offering costs included in accrued offering costs	$—	$239,723

Accretion of the interest earned in trust account	$7,612	$—

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
As of June 30, 2022, the Company had not yet commenced any operations. All activity since January 21, 2021 (inception) relates to the Company’s formation, the Initial Public Offering (as defined below), and activities necessary to identify a potential target for a Business Combination. Since our Initial Public Offering, we have not generated any operating revenues, and do not expect to generate any operating revenues, until after completion of our initial Business Combination.
The registration statement for the Company’s Initial Public Offering was declared effective on July 26, 2021. On July 29, 2021 (“IPO Date”), the Company consummated the Initial Public Offering of 15,000,000 units (the “Units” and, with respect to the shares of Class A common stock included in the Units sold, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $150,000,000, which is described in Note 3 (the “Initial Public Offering” or the “IPO”). In connection with the IPO, the Company also granted the underwriters a
45-day
option to purchase an additional 2,250,000 Public Units at the Initial Public Offering price.
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
At the IPO date, the Sponsor also transferred to certain other investors the total of 600,900 of Founders shares (“Risk Incentive Private Shares”) as compensation for their commitment to acquire at least 9.9% of the Units sold in the IPO. These Risk Incentive Private Shares are subject to forfeiture if the investors sell their Units prior to the closing of the initial Business Combination. The fair value of these Risk Incentive Private Shares of $5.27 is equal to the fair value of the
Non-Risk
Incentive Private Shares. Due to the high probability of forfeiture, the fair value of these Risk Incentive Private Shares will be recorded as a capital contribution from the Sponsor upon the closing of the initial Business Combination.
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
Liquidity and Going Concern
As of June 30, 2022, the Company had cash outside the Trust Account of $551,497 available for working capital needs. All remaining cash held in the Trust Account are generally unavailable for the Company’s use, prior to an initial business combination, and is restricted for use either in a Business Combination or to redeem common stock. The Company may withdraw interest income earned in the Trust Account to pay taxes. As of June 30, 2022 and December 31, 2021, none of the principal amount in the Trust Account was available to be withdrawn as described above.
Through June 30, 2022, the Company’s liquidity needs were satisfied through receipt of $25,000 from the sale of the founder shares, interest income earned in the Trust account that can be applied to income taxes, and the remaining net proceeds from the sale of Private Placement Units held outside of the trust account, totaling $551,497 as of June 30, 2022.
During the three and six months ended June 30, 2022, the Company had a net loss of $346,986 and $874,516, respectively, which primarily consisted of general and administrative costs.
The $551,497 held outside of the Trust Account as of June 30, 2022, may not be sufficient to allow the Company to operate for at least the next 12 months from the issuance of the financial statements, assuming that a Business Combination is not consummated during that time. The Company may need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.
The Company has until
July 29, 2023
(absent any extensions of such period by the Sponsor, pursuant to the terms described above) to consummate the initial Business Combination. It is uncertain whether the Company will be able to consummate the proposed Business Combination by this date. If a Business Combination is not consummated by this date, then, unless that time is extended (as provided above, or pursuant to a stockholder vote), there will be a mandatory liquidation and subsequent dissolution of the Company.
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
10-Q
and Article 8 of Regulation
S-X
of the Securities and Exchange Commission (“the SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.
The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2021 included on the Company’s Form
10-K
as filed with the SEC on April 15, 2022. The interim results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.
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
Marketable Securities Held in Trust Account
At June 30, 2022 and December 31, 2021, the assets held in the Trust Account were substantially held in U.S. Treasury Bills and U.S. Treasury Coupons. These securities are presented on the condensed balance sheet at fair value at the end of each reporting period. Earnings on these securities is included in dividend and interest income in the accompanying Statement of Operations and is automatically reinvested. The fair value for these securities is determined using quoted market prices in active markets.
Through June 30, 2022, the Company did not withdraw any of interest income from the Trust Account to pay its tax obligations.

Common Stock Subject to Possible Redemption
The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock is classified as shareholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2022, 15,444,103 shares of Class A common stock subject to possible redemption are classified in temporary equity outside of the shareholders’ equity (deficit) section of the Company’s balance sheet and were immediately accreted to redemption value at the IPO date.
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
The over-allotment option (see Note 7) was deemed to be a freestanding financial instrument indexed to the contingently redeemable shares and was accounted for as a liability pursuant to ASC 480.
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
A reconciliation of net loss per share is as follows for the three months ended June 30, 2022:

	Class A subject to possible redemption	Class A	Class B
Net loss to Common shares	$(271,075)	$(8,142)	$(67,769)

Weighted average shares outstanding, basic and diluted	15,444,103	463,882	3,861,026

Basic and diluted net loss per share	$(0.02)	$(0.02)	$(0.02)

A reconciliation of net loss per share is as follows for the six months ended June 30, 2022:

	Class A subject to possible redemption	Class A	Class B
Net loss to Common shares	$(683,196)	$(20,521)	$(170,799)

Weighted average shares outstanding, basic and diluted	15,444,103	463,882	3,861,026

Basic and diluted net loss per share	$(0.04)	$(0.04)	$(0.04)

A reconciliation of net loss per share is as follows for the three months ended June 30, 2021:

	Class A subject to possible redemption	Class A	Class B
Net loss to Common shares	$—	$—	$(6,365)

Weighted average shares outstanding, basic and diluted	—	—	3,750,000

Basic and diluted net loss per share	$(0.00)	$(0.00)	$(0.00)

A reconciliation of net loss per share is as follows for the period from January 21, 2021 (inception) through June 30, 2021:

	Class A subject to possible redemption	Class A	Class B
Net loss to Common shares	$—	$—	$(7,576)

Weighted average shares outstanding, basic and diluted	—	—	3,750,000

Basic and diluted net loss per share	$(0.00)	$(0.00)	$(0.00)

Offering Costs
Offering costs consist of underwriting, legal, accounting and other expenses incurred through the Initial Public Offering that are directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with the Public

Shares were charged to shareholders’ equity upon the completion of the Initial Public Offering. Offering costs amounted to $9,897,599 at July 29, 2021, which were allocated between the Class A shares subject to possible redemption and the Public Warrants and charged to shareholders’ equity upon the completion of the Initial Public Offering. Under the guidance in Staff Accounting Bulletin 107 Topic 5.A, Accounting for Expenses or Liabilities Paid by Principal Stockholder(s), the Company included in these offering costs amounts incurred by the Sponsor through the transfer of
Non-Risk
Incentive Private Shares (see Note 4) to Anchor Investors on behalf of the Company in the amount of $1,186,448. The initial public offering costs as of the IPO date were allocated $9,664,188 and $233,411 between the Class A shares subject to possible redemption and the Public Warrants (see Note 7), respectively, based on their relative fair values at the issuance date. The Company incurred an additional $92,070 offering costs of upon the partial exercise of the overallotment option on August 3, 2021.
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
As of June 30, 2022 and December 31, 2021, the Company only held Level 1 financial instruments, which are the Company’s Marketable securities held in trust account.
Income Taxes
Income taxes are recorded in accordance with ASC 740, Income Taxes (“ASC 740”), which provides for deferred taxes using an asset and liability approach. The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities and net operating and capital loss carryforwards using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are provided, if based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The valuation allowance is reduced when it is determined that it is more likely than not that the deferred tax asset will be realized.
The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit would more likely than not be realized assuming examination by the taxing authority. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. The Company recognizes any interest and penalties accrued related to unrecognized tax benefits as income tax expense.

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
Due to Related Party
The balances of $
1,561
and $
2,275
as of June
30
,
2022
and December
31
,
2021
, respectively, represent general and administrative costs paid by an affiliate of the Sponsor on behalf of the Company.
Administrative Service Fee
The Company has agreed, commencing on the date that the Company’s securities are first listed on the Nasdaq, to pay an affiliate of the Sponsor a monthly fee of an aggregate of $10,000 for office space, administrative and support services. For the three and six months ended June 30, 2022, administrative fees incurred and paid to the affiliate of the Sponsor totaled $30,000 and $60,000, respectively. For the three months ended June 30, 2021 and for the period from January 21, 2021 (inception) through June 30, 2021, no fees were incurred or paid under this agreement. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees.
Related Party Loans
In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor, an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon consummation of a Business Combination into warrants at a price of $1.50 per warrant. The warrants will be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of June 30, 2022 and December 31, 2021, there were no written agreements in place for the Working Capital Loans.

In conjunction with the IPO activities, on July 14, 2021 (the “Inception Date”), the Company and its Sponsor entered into the Subscription Agreements with certain investors (see Note 6).
Forward Purchase Agreement
The Company granted to the direct anchor investors an option, in their sole discretion, to subscribe to a forward purchase agreement for up to an aggregate of 60% (up to 10% per direct anchor investor) of the securities sold in one or multiple private placements to close prior to or concurrently with the closing of the initial business combination. The aggregate proceeds from the sale of any securities pursuant to these forward purchase agreements will be used for purposes related to the initial business combination. Since the issuance of the securities to the investors is contingent upon the closing of an equity financing in relation to the initial business combination, and the number of shares to be purchased by the investors is undefined, the terms of the forward purchase agreement will not create an obligation for the Company until such financing occurs.
Note 5 — Income Taxes

The Company’s effective tax rate (“ETR”) is calculated quarterly based upon current assumptions relating to the full year’s estimated operating results and various tax-related
items. The Company’s ETR was
(330
)% and 0% for the three months ended June 30, 2022 and 2021, respectively. The Company’s ETR was (
44)
% and 0% for the six months ended June 30, 2022 and for the period from January 21, 2021 (inception) through June 30, 2021, respectively. The difference between the effective tax rate of (330)% and
(44)%
for the three and six months ended June 30, 2022
, respectively, and

the U.S. federal statutory rate of 21% was primarily due to the ETR adjustment, utilization of net operating loss, and the change in the valuation allowance. The difference between the effective tax rate of 0% and the U.S. federal statutory rate of 21% for the three months ended June 30, 2021 and for the period from January 21, 2021 (inception) through June 30, 2021 was primarily due to recognizing a full valuation allowance on deferred tax assets.
The Company has no uncertain tax positions related to federal and state income taxes. The 2021 federal tax return for the Company remains open for examination. In the event that the Company is assessed interest or penalties at some point in the future, it will be classified in the financial statements as tax expense.
Note 6 — Commitments & Contingencies
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

Subscription Agreements
In conjunction with the IPO activities, on July 14, 2021 (the “Inception Date”), the Company and its Sponsor entered into the Subscription Agreements with certain investors. Under these Subscription Agreements, the investors, who received the At Risk Incentive Private Shares, received the right but not the obligation to subscribe, at their sole discretion, to any equity financing associated with the Closing of the initial Business Combination subject to a maximum of 10% of such offerings’ proceeds, and the right but not the obligation to subscribe, at their sole discretion, at the same terms in the next special purpose acquisition company or other similar entity sponsored by Constellation Alpha Holdings. The investors who received the Non Risk Incentive Private Shares also received the right but not the obligation to subscribe, at their sole discretion, to any equity financing associated with the Closing of the SPAC’s initial Business Combination subject to a maximum of 10% of such offerings’ proceeds if the Investor still holds their Public Shares at the business combination date. Since the number of shares or other instruments to be purchase by the investors is unknown, these rights to participate in future offerings do not constitute an obligation.
Risks and Uncertainties
Results of operations and the Company’s ability to complete an Initial Business Combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond its control. The business could be impacted by, among other things, downturns in the financial markets or in economic conditions, inflation, increases in interest rates, the ongoing effects of the
COVID-19
pandemic, including resurgences and the emergence of new variants, and geopolitical instability, such as the military conflict in the Ukraine. The Company cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and our ability to complete an Initial Business Combination. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Note 7 — Shareholder’s Equity
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
Preferred Stock –
The Company is authorized to issue 1,000,000 shares of preferred stock, with a par value of $0.0001 per share. At June 30,2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.
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
Note 8 — Stock-based Compensation
On July 27, 2021, the Sponsor transferred 25,000 shares of Class B common stock to each of the three independent director nominees as compensation for their service on the board of directors. The awards will vest simultaneously with the closing of an initial business combination, provided the director has continuously served on the Company’s board of directors through the closing of such initial business combination. As such, the service period for these awards will start on the IPO date. As the share awards would vest only upon the consummation on a business combination, the compensation expense in relation to these grants would not be recognized until the closing of the initial business combination. As a result, the Company recorded no compensation expense for any periods through June 30, 2022.
The fair value of the Founder Shares on the grant date was approximately $5.26 per share. The valuation performed by the Company determined the fair value of the Founder Shares on the date of grant based on the fair value of the Class A shares discounted for a) the probability of a successful business combination, and b) the lack of marketability. The aggregate grant date fair value of the award related to the 75,000 unvested founder shares
amounted to approximately $394,000.

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
Overview
We are a blank check company incorporated on January 21, 2021, as a Delaware corporation for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. We have not selected any business combination target and we have not, nor has anyone on our behalf, initiated any substantive discussions, directly or indirectly, with any business combination target. We intend to effectuate our initial business combination using cash from the proceeds of our Initial Public Offering and the private placement of the Private Placement Units, our shares, debt or a combination of cash, equity and debt.

We expect to incur significant costs in the pursuit of our initial Business Combination. We cannot assure you that our plans to raise capital or to complete our initial Business Combination will be successful.
Results of Operations and Known Trends or Future Events
We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception have been organizational activities, activities necessary to prepare for and complete our Initial Public Offering, and activities related to identifying a potential target for an initial business combination. Since our Initial Public Offering, we have not generated any operating revenues, and do not expect to generate any operating revenues, until after completion of our initial business combination. $220,999 of dividend and interest income has been earned in the Trust Account from January 21, 2021 (inception) through June 30, 2022. We will continue to generate non-operating
income in the form of dividend and interest income on cash and cash equivalents held in the Trust Account. We may withdraw interest from the Trust Account to pay taxes, if any. As a result of being a public company, we have incurred, and will continue to incur, legal, financial reporting, accounting and auditing compliance expenses, as well as due diligence expenses related to potential targets.
For the three and six months ended June 30, 2022, we had a net loss of $346,986 and $874,516, respectively, which consisted primarily of general and administrative expenses and approximately $266,000 in current tax expense.
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
Following our initial public offering, the sale of the Private Placement Units and the exercise of the over-allotment option, a total of $154,441,030 was placed in the Trust Account, and we had $1,550,000 of cash held outside of the Trust Account, after payment of costs related to the Initial Public Offering, and available for working capital purposes. As of June 30, 2022, the Company had cash outside the Trust Account of $551,497 available for working capital needs.
We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, excluding deferred underwriting commissions and payments made for taxes, to complete our Business Combination. We may withdraw interest from the Trust Account to pay taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.
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
The $551,497 held outside of the Trust Account as of June 30, 2022 may not be sufficient to allow the Company to operate for at least the next 12 months from the issuance of the financial statements, assuming that a Business Combination is not consummated during that time. The Company may need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.
The Company has until July 29, 2023 (absent any extensions of such period by the Sponsor, pursuant to the terms described above) to consummate the initial Business Combination. It is uncertain whether the Company will be able to consummate the proposed Business Combination by this date. If a Business Combination is not consummated by this date, then, unless that time is extended (as provided above, or pursuant to a stockholder vote), there will be a mandatory liquidation and subsequent dissolution of the Company.
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
Critical Accounting Policies and Estimates
The Company prepares its financial statements and accompanying notes in conformity with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions about future events that affect reported amounts. Estimations are considered critical accounting estimates based on, among other things, its impact on the portrayal of the Company’s financial condition, results of operations, or liquidity, as well as the degree of difficulty, subjectivity, and complexity in its deployment. Critical accounting estimates address accounting matters that are inherently uncertain due to unknown future resolution of such matters. Management routinely discusses the development, selection, and disclosure of each critical accounting estimates. There have been no significant changes to the Company’s estimates and assumptions during the three and six months ended June 30, 2022. Reference should be made to the financial statements and related notes included in the Company’s Annual Report on Form
10-K
for the year ended December 31, 2021 for a full description of other significant accounting policies.
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
Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging
growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board (“PCAOB”) regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our initial public offering or until we are no longer an “emerging growth company,” whichever is earlier.
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
13a-15
and
15d-15
under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that during the period covered by this report, our disclosure controls and procedures were not effective.
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
PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
To the knowledge of our management, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.
Item 1A. Risk Factors.
Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Quarterly Report on Form
10-Q
filed with the SEC on May 20, 2022 and in our Annual Report on Form
10-K
filed with the SEC on April 15, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not currently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Quarterly Report on Form
10-Q
filed with the SEC on May 20, 2022 and in our Annual Report on Form
10-K
filed with the SEC on April 15, 2022. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.
General Risk Factors
The current economic downturn may lead to decreased demand for our services and otherwise harm our business and results of operations.
Our overall performance depends, in part, on worldwide economic conditions. In recent months, we have observed increased economic uncertainty in the United States and abroad. Impacts of such economic weakness include:

•	falling overall demand for goods and services, leading to reduced profitability;

•	reduced credit availability;

•	higher borrowing costs;

•	reduced liquidity;

•	volatility in credit, equity and foreign exchange markets; and

•	bankruptcies.
These developments could lead to supply chain disruption, inflation, higher interest rates, and uncertainty about business continuity, which may adversely affected our business and our results of operations. As our customers react to global economic conditions and the potential for a global recession, we may see them reduce spending on our products and take additional precautionary measures to limit or delay expenditures and preserve capital and liquidity. Reductions in spending on our solutions, delays in purchasing decisions, lack of renewals, inability to attract new customers, as well as pressure for extended billing terms or pricing discounts, would limit our ability to grow our business and negatively affect our operating results and financial condition.
Recent volatility in capital markets and lower market prices for many securities may affect our ability to access new capital through sales of shares of our common stock or issuance of indebtedness, which may harm our liquidity, limit our ability to grow our business, pursue acquisitions or improve our operating infrastructure and restrict our ability to compete in our markets.

Our operations consume substantial amounts of cash, and we intend to continue to make significant investments to support our business growth, respond to business challenges or opportunities, develop new solutions, retain or expand our current levels of personnel, improve our existing solutions, enhance our operating infrastructure, and potentially acquire complementary businesses and technologies. Our future capital requirements may be significantly different from our current estimates and will depend on many factors, including the need to:

•	finance unanticipated working capital requirements;

•	develop or enhance our technological infrastructure and our existing solutions;

•	pursue acquisitions or other strategic relationships; and

•	respond to competitive pressures.
Accordingly, we may need to pursue equity or debt financings to meet our capital needs. With uncertainty in the capital markets and other factors, such financing may not be available on terms favorable to us or at all. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our common stock. Any debt financing secured by us in the future could involve additional restrictive covenants relating to our capital-raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. If we are unable to obtain adequate financing or financing on terms satisfactory to us, we could face significant limitations on our ability to invest in our operations and otherwise suffer harm to our business.
Recent increases in interest rates may increase our borrowing costs, and may also affect our ability to obtain working capital through borrowings such as bank credit lines and public or private sales of debt securities, which may result in lower liquidity, reduced working capital and other adverse impacts on our business.
Continued increases in interest rates will increase the cost of new indebtedness/servicing our outstanding indebtedness/refinancing our outstanding indebtedness, and could materially and adversely affect our results of operations, financial condition, liquidity and cash flows.
Rising inflation rates could negatively impact our revenues and profitability if increases in the prices of our services or a decrease in consumer spending results in lower sales. In addition, if our costs increase and we are not able to pass along these price increases to our customers, our net income would be adversely affected, and the adverse impact may be material.
Inflation rates, particularly in the United States, have increased recently to levels not seen in years. Increased inflation may result in decreased demand for our products and services, increased operating costs (including our labor costs), reduced liquidity, and limitations on our ability to access credit or otherwise raise debt and equity capital. In addition, the United States Federal Reserve has raised, and may again raise, interest rates in response to concerns about inflation. Increases in interest rates, especially if coupled with reduced government spending and volatility in financial markets, may have the effect of further increasing economic uncertainty and heightening these risks. In an inflationary environment, we may be unable to raise the sales prices of our products and services at or above the rate at which our costs increase, which could/would reduce our profit margins and have a material adverse effect on our financial results and net income. We also may experience lower than expected sales and potential adverse impacts on our competitive position if there is a decrease in consumer spending or a negative reaction to our pricing. A reduction in our revenue would be detrimental to our profitability and financial condition and could also have an adverse impact on our future growth.
Hostilities in Ukraine could have a material adverse effect, including the availability and cost of services that we rely upon for our business operations, which could have a material adverse impact on our business operations, revenues and net income.
Russia’s invasion of Ukraine, which has persisted for months, and the global response, including the imposition of sanctions by the United States and other countries, could create or exacerbate risks facing our business. Given the continuing conflict, our supply chain or customer arrangements could be disrupted due to the demise of commercial activity in impacted regions and due to the severity of sanctions on the businesses that we and our suppliers rely on. Further, state-sponsored cyberattacks could expand as part of the conflict, which could adversely affect our and our suppliers’ ability to maintain or enhance key cyber security and data protection measures.

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
Item 6. Exhibits.
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form
10-Q.

Exhibit No.	Description

1.1	Underwriting Agreement, dated July 26, 2021, by and among the Company, PJT Partners LP, and BofA Securities, Inc., as representatives of the underwriters. (2)

3.1	Certificate of Incorporation. (1)

3.2	Amended and Restated Certificate of Incorporation. (1)

3.3	Second Amended and Restated Certificate of Incorporation. (2)

3.4	Bylaws. (1)

4.1	Specimen Unit Certificate. (1)

4.2	Specimen Common Stock Certificate. (1)

4.3	Specimen Warrant Certificate. (1)

Exhibit No.	Description

4.4	Warrant Agreement, dated July 26, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent. (2)

4.5	Description of Securities. (3)

10.1	Investment Management Trust Agreement, dated July 26, 2021, by and between the Company and Continental Stock Transfer & Trust Company. (2)

10.2	Registration Rights Agreement, dated July 26, 2021, by and among the Company, the Sponsor and the other Holders (as defined therein) signatory thereto. (2)

10.3	Form of Indemnity Agreement. (1)

10.4	Letter Agreement, dated July 26, 2021, by and among the Company, the Sponsor and each director and executive officer of the Company. (2)

10.5	Unit Purchase Agreement, dated July 26, 2021, between the Company and the Sponsor. (2)

14	Code of Ethics. (1)

31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934.

32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.
(1)	Incorporated by reference to the Registrants Form S-1, filed with the Securities Exchange Commission on July 19, 2021.
(2)	Incorporated by reference to the Registrants Form 8-K, filed with the Securities Exchange Commission on July 29, 2021.
(3)	Incorporated by reference to the Registrants Form 10-K, filed with the Securities Exchange Commission on April 15, 2022.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized on this 10th day of August, 2022.

ALPHA HEALTHCARE ACQUISITION CORP. III

By:	/s/ Rajiv Shukla
Name: Rajiv Shukla
Title: Chief Executive Officer

ALPHA HEALTHCARE ACQUISITION CORP. III

By:	/s/ Patrick A. Sturgeon
Name: Patrick A. Sturgeon
Title: Chief Financial Officer