Form 10-Q/A
period 2021-09-30
ALPHA HEALTHCARE ACQUISITION CORP III
filed 2022-09-13
CIK 1842939

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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
15,907,985
 shares of Class A common stock, par value $0.0001, and
3,861,026
 shares of Class B common stock, par value $0.0001, issued and outstanding.

Alpha Healthcare Acquisition Corp. III
Quarterly Report on Form
10-Q

EXPLANATORY NOTE
References throughout this Amendment No. 1 to the Quarterly Report on
Form 10-Q/A to
“we,” “us,” the “Company” or “our company” are Alpha Healthcare Acquisition Corp. III unless the context otherwise indicates.
This Amendment No. 1 to the Quarterly Report on Form 10-Q/A (this “Amendment No. 1”) amends the Quarterly Report on
Form 10-Q
of Alpha Healthcare Acquisition Corp. III (the “Company”) as of and for the quarterly period ended September 30, 2021, as filed with the Securities and Exchange Commission (“SEC”) on November 22, 2021 (the “Original Filing”).
The Company identified an error resulting from the misclassification of the underwriter’s over-allotment option as equity within the unaudited condensed statements of operations for the three months ended September 30, 2021 and the period from January 21, 2021 (inception) to September 30, 2021 included in the Original Filing.
The Company also omitted to disclose the transfer on July 27, 2021, of 25,000 shares of Class B common stock to each of the three independent director nominees as compensation for their service on the board of directors (see Note 7). Since no expense was recognized through September 30, 2021, this error has no impact on the unaudited condensed financial statements as of September 30, 2021.
The Company determined the changes were not qualitatively material to the Company’s previously reported financial statements and did not restate its financial statements. Instead, the Company revised its previously reported financial statements within Note 2 to its Original Filing.
As disclosed in the Original Filing, the Company’s management has concluded that a material weakness existed in the Company’s internal control over financial reporting for the three months ended September 30, 2021 and that the Company’s disclosure controls and procedures were not effective. The Company’s remediation plan with respect to such material weakness is described in more detail in the Item 4 – Controls and Procedures, contained herein.
We are filing this Amendment No. 1 to amend and restate the Original Filing with modification as necessary to reflect the restatements. The following items have been amended:
Part I, Item 1. Condensed Interim Financial Statements (Unaudited)
Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Part I, Item 4 Controls and Procedures
Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities.
In addition, the Company’s Chief Executive Officer and Chief Financial Officer have provided new certifications dated as of the date of this filing in connection with this Amendment No. 1 (Exhibits 31.1, 31.2, 32.1 and 32.2).
Except as described above, no other information included in the Original Filing is being amended or updated by this Amendment No. 1 and, other than as described herein, this Amendment No. 1 does not purport to reflect any information or events subsequent to the Original Filing. This Amendment No. 1 continues to describe the conditions as of the date of the Original Filing and, except as expressly contained herein, we have not updated, modified or supplemented the disclosures contained in the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing and with our filings with the SEC subsequent to the Original Filing.

PART I - FINANCIAL
INFORMATION
Item 1. Condensed Financial Statements
ALPHA HEALTHCARE ACQUISITION CORP. III
CONDENSED BALANCE SHEET
(Unaudited) (As Restated)

September 30, 2021
Assets
Current assets:
Cash	$849,646
Prepaid expenses	283,032

Total current assets	1,132,678
Cash held in trust account	154,443,683

Total assets	$155,576,361

Liabilities and Shareholders’ Equity (Deficit)
Current liabilities:
Accrued offering costs	$118,700
Accrued expenses	323
Due to related party	588

Total current liabilities	119,611
Deferred underwriting fees payable	5,405,436

Total liabilities	5,525,047
Commitments and Contingencies (Note 5)
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 15,444,103 shares subject to possible redemption	154,443,683
Shareholders’ equity (deficit):
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 463,882 issued and outstanding	46
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 3,861,026 shares issued and outstanding (1)	386
Additional paid-in capital	—
Accumulated deficit	(4,392,801)

Total shareholders’ deficit	(4,392,369)

Total Liabilities and Shareholders’ Deficit	$155,576,361

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

ALPHA HEALTHCARE ACQUISITION CORP. III
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited) (As Restated)

	For the Three Months Ended September 30, 2021	For the period from January 21, 2021 (inception) through September 30, 2021
General and administrative expenses	$89,956	$97,532

Loss from operations	(89,956)	(97,532)
Other income:
Dividend and interest income	2,653	2,653
Change in fair value of overallotment liability	2,923	2,923
Gain on expiration of overallotment option	127,035	127,035

Net income	$42,655	$35,079

Weighted average shares outstanding of Class A common stock subject to possible redemption	10,705,106	3,892,766
Basic and diluted net income per share, Class A common stock subject to possible redemption (see Note 2)	$0.00	$0.00
Weighted average shares outstanding of Class A common stock	321,928	117,065
Basic and diluted net income per share, Class A common stock (see Note 2)	$0.00	$0.00
Weighted average shares outstanding of Class B common stock	3,817,581	3,774,575
Basic and diluted net income per share, Class B common stock (see Note 2)	$0.00	$0.00
The accompanying notes are an integral part of these unaudited condensed financial statements.

ALPHA HEALTHCARE ACQUISITION CORP. III
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021
AND FOR THE PERIOD FROM JANUARY 21, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021
(Unaudited) (As Restated)

	Common Stock Subject to Possible Redemption			Common Stock				Additional		Total
	Class A			Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount		Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance - January 21, 2021 (inception)	—	$		—	$—	—	$—	$—	$—	$—
Class B common stock issued to Sponsor	—		—	—	—	4,312,500	431	24,569	—	25,000
Net loss	—		—	—	—	—	—	—	(1,211)	(1,211)

Balance - March 31, 2021	—		—	—	—	4,312,500	431	24,569	(1,211)	23,789
Net loss	—		—	—	—	—	—	—	(6,365)	(6,365)

Balance - June 30, 2021	—		—	—	—	4,312,500	431	24,569	(7,576)	17,424
Issuance of Private Placement Units	—		—	463,882	46	—	—	4,638,774	—	4,638,820
Issuance of Class A Common stock, net of issuance costs of $9,905,857	15,444,103		140,738,518	—	—	—	—	—	—	—
Issuance of Public Warrants, net of issuance costs of $239,247	—		—	—	—	—	—	3,399,132	—	3,399,132
Capital contribution by the Sponsor through transfer of Class B shares	—		—	—	—	—	—	1,186,448	—	1,186,448
Fair value of underwriter’s overallotment options exercised	—		—	—	—	—	—	28,317		28,317
Accretion to redemption value of Class A Common stock subject to possible redemption	—		13,702,512	—	—	—	—	(9,277,240)	(4,425,272)	(13,702,512)
Forfeiture of Founder Shares related to unexercised portion of underwriter’s overallotment option	—		—	—	—	(451,474)	(45)	—	45	—
Change in redemption value of Class A Common stock subject to possible redemption due to dividend and interest income earned	—		2,653	—	—	—	—	—	(2,653)	(2,653)
Net income	—		—	—	—	—	—	—	42,655	42,655

Balance – September 30, 2021	15,444,103		$154,443,683	463,882	$46	3,861,026	$386	$—	$(4,392,801)	$(4,392,369)

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

ALPHA HEALTHCARE ACQUISITION CORP. III
CONDENSED STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM JANUARY 21, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021
(Unaudited) (As Restated)

Cash Flows from Operating Activities:
Net income	$35,079
Interest earned in trust account	(2,653)
Change in fair value of overallotment liability	(2,923)
Gain on expiration of overallotment option	(127,035)
Changes in current assets and liabilities:
Prepaid expenses	(283,032)
Accrued expenses	323

Net cash used in operating activities	(380,241)

Cash Flows from Investing Activities:
Investment of cash into trust account	(154,441,030)
Cash Flows from Financing Activities:
Proceeds from related party	55,236
Payment to related party	(54,648)
Proceeds from issuance of Units	154,441,030
Proceeds from issuance of Private Units	4,638,820
Payment of offering costs	(3,409,521)

Net cash provided by financing activities	155,670,917

Net Change in Cash	849,646
Cash - January 21, 2021 (inception)	—

Cash - end of the period	$849,646
Supplemental Disclosure of cash flow information:
Deferred underwriting fee payable	$5,405,436
Capital contribution by the Sponsor through transfer of Class B shares	$1,186,448
Offering costs included in accrued offerings costs and expenses	$118,700
Deferred offering costs paid by Sponsor in exchange for issuance of Class B common stock	$25,000
Accretion of the interest earned in trust account	$2,653
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
The registration statement for the Company’s Public Offering was declared effective on July 26, 2021 (the “Initial Public Offering” or the “Public Offering”). On July 29, 2021 (“IPO Date”), the Company consummated the Initial Public Offering of
 15,000,000 units (the “Units” and, with respect to the shares of Class A common stock included in the Units sold, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $150,000,000, which is described in Note 3. In connection with the IPO, the Company also granted the underwriters a
45-day
option to purchase an additional 2,250,000 Public Units at the initial public offering price.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did no
t have any cash equivalents as of September 30,
2021.

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
Over-Allotment Option (As Restated)
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

Net Income per Common Stock share

(As Restated)
The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net income per share is computed by dividing net income by the weighted average number of Common Stock shares outstanding during the period. Weighted average shares for the three-months ended September 30, 2021 and the period from January 21, 2021 (inception) through September 30, 2021 were reduced for the effect of an aggregate of

562,500
Class B Common shares that were subject to forfeiture until the over-allotment option was partially exercised by the underwriters on August 3, 2021 (see Note 5), upon which date the forfeiture provision lapsed for

111,026
Class B Common shares. Subsequent to August 3, 2021, weighted average shares were reduced for the effect of an aggregate of

451,474
Class B Common shares which were ultimately forfeited upon the expiration of the
45-day
period reserved for the exercise of over-allotment option.
The Company’s condensed statements of operations include a presentation of net income per share subject to redemption in a manner similar to the two-class
method of income per share. With respect to the accretion of the Class A Shares subject to possible redemption and consistent with ASC
480-10-S99-3A,
the Company deemed the fair value of the Class A Common shares subject to possible redemption to approximate the contractual redemption value and the accretion has no impact on the calculation of net income per share.
The Company’s Public Warrants (see Note 3) and Private Warrants (see Note 4) could, potentially, be exercised or converted into common shares and then share in the earnings of the Company. However, these warrants were excluded when calculating diluted net income per share because the warrants were anti-dilutive as their exercise price was in excess of the average Class A common stock price over the periods presented.. As a result, diluted net income per share is the same as basic net income per share for the periods presented.
A reconciliation of net income per share is as follows:

Inception-to-Date September 30, 2021	Class A subject to possible redemption	Class A	Class B
Allocation of undistributable income	17,542	528	17,009

Net income to Common shares	$17,542	$528	$17,009

Weighted average shares outstanding, basic and diluted	3,892,766	117,065	3,774,575

Basic and diluted net income per share	$0.00	$0.00	$0.00

Three-months Ended September 30, 2021	Class A subject to possible redemption	Class A	Class B
Allocation of undistributable income	30,761	925	10,969

Net income/(loss) to Common shares	$30,761	$925	$10,969

Weighted average shares outstanding, basic and diluted	10,705,106	321,928	3,817,581

Basic and diluted net income per share	$0.00	$0.00	$0.00

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2021
Assets:
Marketable securities held in Trust Account	1	$154,443,683
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
The table below presents the changes in Level 3 liabilities measured at fair value on a recurring basis:

Overallotment liability (As Restated)
Balance at January 21, 2021 (inception)	$—
Issuance of overallotment option	158,275
Partial exercise of overallotment option	(28,317)
Change in fair value of overallotment liability	(2,923)
Expiration of overallotment option	(127,035)

Balance at September 30, 2021	$—

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
Concentration of Credit Risk
Financial instruments that potentially subject the Company to a concentration of credit risk consist of a cash account in a financial institution, which at times may exceed the Federal Depository Insurance Corporation coverage limit of $
250,000
. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.
Restatement of Previously Issued Financial Statements
The exercise of over-allotment option by the holder results in the issuance of Class A common stock subject to possible redemption, which redemption is not entirely under the control of the Company. In accordance with ASC 480, a contract that embodies an obligation to repurchase the issuer’s equity shares and may require the Company to repurchase the shares shall be classified as a liability. Upon issuance at the IPO date, the over-allotment option should be classified as a liability under ASC 480 at fair value and any subsequent change in fair value should be recorded in the statement of operations.
The Company identified an error resulting from the misclassification of the underwriter’s over-allotment option as equity within the unaudited condensed statements of operations for the three months ended September 30, 2021 and the period from January 21, 2021 (inception) to September 30, 2021 included in the Company’s Form
10-Q,
filed on November 22, 2021. The impact of the error correction was the recording of
$127,035
gain on expiration of overallotment option and
$2,923
change in fair value of overallotment liability for both periods.
The Company also omitted to disclose the transfer on July 27, 2021, of
 25,000
shares of Class B common stock to each of the three independent director nominees as compensation for their service on the board of directors (see Note 7). The aggregate grant date fair value of the award amounted to approximately
$394,000
.
No expense was recognized on these awards through September 30, 2021.

The impact of the
revisions described above on the Company’s statements of operations for the three months ended September 30, 2021 is reflected in the following table:

	As previously reported	Adjustment	As restated
Gain on expiration of overallotment option	$—	$127,035	$127,035
Change in fair value of overallotment liability	—	2,923	2,923
Net income (loss)	(87,303)	129,958	42,655
The impact of the revisions described above on the Company’s statements of operations for the period from January 21, 2021 (inception) to September 30, 2021 is reflected in the following table:

	As previously reported	Adjustment	As restated
Gain on expiration of overallotment option	$—	$127,035	$127,035
Change in fair value of overallotment liability	—	2,923	2,923
Net income (loss)	(94,879)	129,958	35,079
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
Founder Shares (As Restated)
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

Promissory Note — Related Party
On January 25, 2021, the Company issued an unsecured promissory note to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000 to be used for a portion of the expenses of the Initial Public Offering. This loan is non-interest
bearing, unsecured, and due at the earlier of (i) the date on which the Company consummates the Initial Public Offering and (ii) the date on which the Company determines not to conduct an initial public offering of its securities, upon request from the Company the Sponsor. The loan was to be repaid upon the closing of the Initial Public Offering out of the offering proceeds not held in the Trust Account. As of September 30, 2021, the Company had
 no
borrowings outstanding under the promissory note.
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

Subscription Agreements
In conjunction with the IPO activities, on July 14, 2021 (the “Inception Date”), the Company and its Sponsor entered into the Subscription Agreements with certain investors. Under these Subscription Agreements, the investors, who received the At Risk Incentive Private Shares, received the right but not the obligation to subscribe, at their sole discretion, to any equity financing associated with the Closing of the initial Business Combination subject to a maximum of
10
% of such offerings’ proceeds, and the right but not the obligation to subscribe, at their sole discretion, at the same terms in the next special purpose acquisition company or other similar entity sponsored by Constellation Alpha Holdings. The investors who received the Non Risk Incentive Private Shares also received the right but not the obligation to subscribe, at their sole discretion, to any equity financing associated with the Closing of the SPAC’s initial Business Combination subject to a maximum of
10
% of such offerings’ proceeds if the Investor still holds their Public Shares at the business combination date. Since the number of shares or other instruments to be purchase by the investors is unknown, these rights to participate in future offerings do not meet definition of an equity contract.
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
Note 6 — Shareholder’s Equity (Deficit)
Common Stock —
On January
 25, 2021, the Company issued 3,593,750 shares of common stock, including an aggregate of up to 468,750 shares of common stock that were subject to forfeiture, to the Company by the initial shareholders for no consideration to the extent that the underwriters’ over- allotment option is not exercised in full or in part, so that the initial shareholders will collectively own 20% of the Company’s issued and outstanding common stock after the
Initial Public Offering.
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
The shares of Class B common stock will automatically convert into shares of Class A common stock at the time of the initial Business Combination on a one-for-one
basis (subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like), and subject to further adjustment as provided herein. In the case that additional shares of Class A common stock, or equity-linked securities, are issued or deemed issued in excess of the amounts offered in the Initial Public Offering and related to the closing of the Business Combination, including pursuant to a specified future issuance, the ratio at which shares of Class B common stock shall convert into shares of Class A common stock will be adjusted (unless our Sponsor agrees to waive such adjustment with respect to any such issuance or deemed issuance, including a specified future issuance) so that the number of shares of Class A common stock issuable upon conversion of all shares of Class B common stock will equal, in the aggregate, on an as-converted
basis,
 20%
of the sum of the total number of all shares of common stock outstanding upon completion of the Initial Public Offering plus all shares of Class A common stock and equity-linked securities issued or deemed issued in connection with the Business Combination (after giving effect to any redemptions of shares of Class A common stock by public shareholders) (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the Business Combination and any Private Placement Units issued to our Sponsor, officers or directors upon conversion of Working Capital Loans). The Sponsor may also elect to convert their shares of Class B common stock into an equal number of shares of Class A common stock, subject to adjustment as provided above, at any time.
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
Note 7 — Stock-based Compensation (As Restated)
On July 27, 2021, the Sponsor transferred 25,000 shares of Class B common stock to each of the three independent director nominees as compensation for their service on the board of directors. The awards will vest simultaneously with the closing of an initial business combination, provided the director has continuously served on the Company’s board of directors through the closing of such initial business combination. As such, the service period for these awards will start on the IPO date. As the share awards would vest only upon the consummation on a business combination, the compensation expense in relation to these grants would be not recognized until the closing of the initial business combination. As a result, the Company recorded no compensation expense for the three months ended September 30, 2021 and for the period from January 21, 2021 (inception) through September 30, 2021.
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
A summary of the restricted stock award and restricted unit activity for the period from January 21, 2021 (inception) through September 30, 2021 is as follows:

Number of Shares
Unvested Shares Outstanding at January 21, 2021 (inception)	—
Granted	75,000
Forfeited	—
Vested	—
Unvested Outstanding at September 30, 2021	75,000
Note 8 — Subsequent Events
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
For the period from January 21, 2021 (inception) through September 30, 2021, we had a net income of $35,079, which consisted of formation and general and administrative costs, offset by dividend and interest income earned in the Trust Account, the change in the fair value of the overallotment liability, and the gain on the expiration of the overallotment option.
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
13a-15
and
15d-15
under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that during the period covered by this report, our disclosure controls and procedures were not effective due to material weaknesses in internal controls over financial reporting related to the accounting and disclosure for complex financial instruments and a material weakness with respect to completeness and accuracy of financial data, specifically relating to unrecorded liabilities for the offering costs incurred as of July 29, 2021 (the IPO date). Management identified errors in its historical financial statements related to the accounting for the Class A common stock subject to redemption. Because the Class A common stock issued in the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside of the Company’s control, the Company should have classified all of these redeemable shares in temporary equity. In addition, the Company identified an error resulting from the misclassification of the underwriter’s over-allotment option as equity. Upon issuance at the IPO date, the over-allotment option should be classified as a liability under ASC
480-10
at fair value and any subsequent change in fair value should be recorded in the statement of operations. Additionally, the Company omitted the disclosure of the transfer on July 27, 2021 of 25,000 shares of Class B common stock to each of the three independent director nominees as compensation for their service on the board of directors. With respect to the unrecorded liabilities for the offering costs incurred as of the IPO date, the Company identified offering costs which were not included in the accrued offering costs in the audited balance sheet included in the Company’s form
8-K
filed with the SEC on August 4, 2021.
To address these material weaknesses, management has devoted, and plans to continue to devote, significant effort and resources to the remediation and improvement of its internal control over financial reporting and to provide processes and controls over the internal communications within the Company, financial reporting advisors and independent registered public accounting firm. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance these processes to better evaluate our research and understanding of the nuances of the complex accounting standards that apply to our financial reporting requirements by utilizing the expertise of outside financial reporting advisors to support the Company in evaluating these transactions. We can offer no assurance that these initiatives will ultimately have the intended effects. Other than this issue, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
With respect to the material weakness surrounding the completeness and accuracy of liabilities, under the oversight of the audit committee, management has developed and implemented appropriate remedial measures to remediate the material weakness. To address this material weakness, we implemented additional review procedures to enable the Company to effectively search for and identify material unrecorded liabilities on a timely basis.
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

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS *	Inline XBRL Instance Document

101.SCH *	Inline XBRL Taxonomy Extension Schema Document

101.CAL *	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized on this 12th day of September, 2022.

ALPHA HEALTHCARE ACQUISITION CORP. III

By:	/s/ Rajiv Shukla
Name: Rajiv Shukla
Title: Chief Executive Officer

ALPHA HEALTHCARE ACQUISITION CORP. III

By:	/s/ Patrick A. Sturgeon
Name: Patrick A. Sturgeon
Title: Chief Financial Officer