Form 10-Q
period 2022-09-30
ALPHA HEALTHCARE ACQUISITION CORP III
filed 2022-11-10
CIK 1842939

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
10
, 2022, there were 15,907,985 shares of Class A common stock and 3,861,026 shares of Class B common stock outstanding.

Alpha Healthcare Acquisition Corp. III

Quarterly Report on Form 10-Q

PART I — FINANCIAL INFORMATION
Item 1. Condensed Financial Statements
ALPHA HEALTHCARE ACQUISITION CORP. III
CONDENSED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(Unaudited)
Assets
Current assets
Cash	$376,832	$774,192
Prepaid expenses	152,238	198,983

Total current assets	529,070	973,175
Marketable securities held in Trust Account	155,360,314	154,449,121

Total Assets	$155,889,384	$155,422,296

Liabilities and Shareholders’ Equity (Deficit)
Current liabilities:
Accrued offering costs	$14,700	$112,485
Accrued expenses	814,789	215,247
Due to related party	1,303	2,275

Total current liabilities	830,792	330,007
Deferred underwriting fees payable	5,405,436	5,405,436

Total liabilities	6,236,228	5,735,443
Commitments and Contingencies (Note 6)
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 15,444,103 shares issued and outstanding subject to possible redemption	155,024,990	154,449,121
Shareholders’ equity (deficit):
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 463,882 shares not subject to possible redemption issued and outstanding (excluding 15,444,103 shares subject to possible redemption)	46	46
Class B common stock; $0.0001 par value, 10,000,000 shares authorized; 3,861,026 shares issued and o utstanding	386	386
Additional paid-in-capital	—	—
Accumulated deficit	(5,372,266)	(4,762,700)

Total shareholders’ deficit	(5,371,834)	(4,762,268)

Total Liabilities and Shareholders’ Deficit	$155,889,384	$155,422,296

The accompanying notes are an integral part of these unaudited condensed financial statements.

ALPHA HEALTHCARE ACQUISITION CORP. III
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,	For the period from January 21, 2021 (inception) through September 30,
	2022	2021	2022	2021
General and administrative expenses	$123,872	$89,956	$944,890	$97,532

Loss from operations	(123,872)	(89,956)	(944,890)	(97,532)
Other income:
Dividend and interest income	698,285	2,653	911,193	2,653
Change in fair value of overallotment liability	—	2,923	—	2,923
Gain on expiration of overallotment option	—	127,035	—	127,035

Income (Loss) before income taxes	574,413	42,655	(33,697)	35,079
Income tax benefit	266,406	—	—	—

Net Income (Loss)	$840,819	$42,655	$(33,697)	$35,079

Weighted average shares outstanding of Class A common stock subject to possible redemption	15,444,103	10,705,106	15,444,103	3,892,766
Basic and dilued net loss per share, Class A subject to possible redemption (see Note 2)	$0.04	$0.00	$(0.00)	$0.00
Weighted average shares outstanding of Class A common stock	463,882	321,928	463,882	117,065
Basic and diluted net loss per share, Class A common stock (see Note 2)	$0.04	$0.00	$(0.00)	$0.00
Weighted average shares outstanding of Class B common stock	3,861,026	3,817,581	3,861,026	3,774,575
Basic and diluted net loss per share, Class B common stock (see Note 2)	$0.04	$0.00	$(0.00)	$0.00
The accompanying notes are an integral part of these unaudited condensed financial statements

ALPHA HEALTHCARE ACQUISITION CORP. III
Condensed Statements of Shareholders’ Equity (Deficit)
For the three and nine months ended September 30, 2022
(Unaudited)

	Common Stock Subject to Possible Redemption		Common Stock				Additional		Total
	Class A		Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - January 1, 2022	15,444,103	$154,449,121	463,882	$46	3,861,026	$386	$—	$(4,762,700)	$(4,762,268)
Change in redemption value of Class A Common stock subject to possible redemption due to dividend and interest income earned	—	7,612	—	—	—	—	—	(7,612)	(7,612)
Net loss	—	—	—	—	—	—	—	(527,530)	(527,530)

Balance - March 31, 2022	15,444,103	154,456,733	463,882	46	3,861,026	386	—	(5,297,842)	(5,297,410)
Net loss								(346,986)	(346,986)

Balance - June 30, 2022	15,444,103	154,456,733	463,882	46	3,861,026	386	—	(5,644,828)	(5,644,396)
Change in redemption value of Class A Common stock subject to possible redemption due to dividend and interest income earned	—	568,257	—	—	—	—	—	(568,257)	(568,257)
Net income	—	—	—	—	—	—	—	840,819	840,819

Balance - September 30, 2022	15,444,103	$155,024,990	463,882	$46	3,861,026	$386	$—	$(5,372,266)	$(5,371,834)

ALPHA HEALTHCARE ACQUISITION CORP. III
Condensed Statements of Shareholders’ Equity (Deficit)
For the three months ended September 30, 2021 and for the period from January 21, 2021 (inception) through September 30, 2021
(Unaudited)

	Common Stock Subject to Possible Redemption		Common Stock				Additional		Total
	Class A		Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance - January 21, 2021 (inception)	—	$—	—	$—	—	$—	$—	$—	$—
Class B common stock issued to Sponsor	—	—	—	—	4,312,500	431	24,569	—	25,000
Net loss	—	—	—	—	—	—	—	(1,211)	(1,211)

Balance - March 31, 2021	—	—	—	—	4,312,500	431	24,569	(1,211)	23,789
Net loss								(6,365)	(6,365)

Balance - June 30, 2021	—	—	—	—	4,312,500	431	24,569	(7,576)	17,424
Issuance of Private Placement Units	—	—	463,882	46	—	—	4,638,774	—	4,638,820
Issuance of Class A Common stock subject to possible redemption, net of issuance costs of $9,905,857	15,144,103	140,738,518	—	—	—	—	—	—	—
Issuance of Public Warrants, net of issuance costs of $239,247	—	—	—	—	—	—	3,399,132	—	3,399,132
Capital contribution by the Sponsor through transfer of Class B shares	—	—	—	—	—	—	1,186,448	—	1,186,448
Fair value of underwriter’s overallotment options exercised	—	—	—	—	—	—	28,317	—	28,317
Accretion to redemption value of Class A common stock subject to possible redemption	—	13,702,512	—	—	—	—	(9,277,240)	(4,425,272)	(13,702,512)
Forfeiture of Founder Shares related to unexercised portion of underwriter’s overallotment option (1)	—	—	—	—	(451,474)	(45)	—	45	—
Accretion of trust earnings for Class A Common stock subject to possible redemption	—	2,653	—	—	—	—	—	(2,653)	(2,653)
Net income	—	—	—	—	—	—	—	42,655	42,655

Balance - September 30, 2021	15,144,103	$154,443,683	463,882	$46	3,861,026	$386	—	$(4,392,801)	$(4,392,369)

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

ALPHA HEALTHCARE ACQUISITION CORP. III
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the nine months ended September 30, 2022	For the period from January 21, 2021 (inception) through September 30, 2021
Cash Flows from Operating Activities
Net (loss) income	$(33,697)	$35,079
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Interest earned in Trust Account	(911,193)	(2,653)
Change in fair value of overallotment liability	—	(2,923)
Gain on expiration of overallotment option	—	(127,035)
Changes in current assets and liabilities:
Prepaid expenses	46,745	(283,032)
Accrued expenses	599,542	323
Due to related party	(972)	—

Net cash used in operating activities	(299,575)	(380,241)

Cash Flows from Investing Activities
Investment of cash into Trust Account	—	(154,441,030)

Net cash used in investing activities	—	(154,441,030)

Cash Flows from Financing Activities
Proceeds from related party	—	55,236
Payment to related party	—	(54,648)
Proceeds from issuance of Public Units	—	154,441,030
Proceeds from issuance of Private Units	—	4,638,820
Payment of offering costs	(97,785)	(3,409,521)

Net cash (used in) provided by financing activities	(97,785)	155,670,917

Cash - beginning of period	774,192	—

Cash - end of period	$376,832	$849,646

Supplemental disclosure of cash flow information:
Offering costs paid by Sponsor in exchange for issuance of Class B common stock	$—	$25,000

Capital contribution by the Sponsor through transfer of Class B shares	$—	$1,186,448

Offering costs included in accrued offering costs	$—	$118,700

Deferred underwriting commissions	$—	$5,405,436

Accretion of the interest earned in trust account	$575,869	$2,653

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
As of September 30, 2022, the Company had not yet commenced any operations. All activity since January 21, 2021 (inception) relates to the Company’s formation, the Initial Public Offering (as defined below), and activities necessary to identify a potential target for a Business Combination. Since our Initial Public Offering, we have not generated any operating revenues, and do not expect to generate any operating revenues, until after completion of our initial Business Combination.
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
of the Investment Company Act of 1940, as amended (the “Investment Company Act”), as determined by the Company. Except for the withdrawal of interest income to pay the income and franchise taxes, the Company’s amended and restated certificate of incorporation and subject to the requirements of law and regulation, provides that none of the funds held in the Trust Account will be released from the Trust Account until the earliest of (a) the completion of the Company’s initial Business Combination, (b) the redemption of the public shares if the Company is unable to consummate an initial Business Combination within 24 months from the closing of the Public Offering (the “Combination Period”), subject to applicable law, and (c) the redemption of the Company’s public shares properly submitted in connection with a shareholder vote to approve an amendment to the Company’s amended and restated certificate of incorporation to modify the substance or timing of the Company’s obligation to redeem 100% of its public shares if the Company has not consummated an initial Business Combination within the Combination Period or with respect to any other material provisions relating to shareholders’ rights or pre-initial
Business Combination activity. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public shareholders.
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
The shares of common stock subject to possible redemption were recorded at the redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.”
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
Liquidity and Going Concern
As of September 30, 2022, the Company had cash outside the Trust Account of $376,832 available for working capital needs. All remaining cash held in the Trust Account are generally unavailable for the Company’s use, prior to an initial business combination, and is restricted for use either in a Business Combination or to redeem common stock. The Company may withdraw interest income earned in the Trust Account to pay taxes. As of September 30, 2022 and December 31, 2021, none of the principal amount in the Trust Account was available to be withdrawn as described above.
Through September 30, 2022, the Company’s liquidity needs were satisfied through receipt of $25,000 from the sale of the founder shares, interest income earned in the Trust account that can be applied to income and franchise taxes, and the remaining net proceeds from the sale of Private Placement Units held outside of the trust account, totaling $376,832 as of September 30, 2022. There were no withdrawals from the trust account through September 30, 2022 for payment of tax obligations.
During the three and nine months ended September 30, 2022, the Company had a net income (loss) of $840,819 and ($33,697), respectively, which primarily consisted of general and administrative costs.
The $376,832 held outside of the Trust Account as of September 30, 2022 may not be sufficient to allow the Company to operate for at least the next 12 months from the issuance of the financial statements, assuming that a Business Combination is not consummated during that time. The Company may need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.
The Company has until July 29, 2023 to consummate the initial Business Combination. It is uncertain whether the Company will be able to consummate the proposed Business Combination by this date. If a Business Combination is not consummated by this date, then, unless that time is extended, there will be a mandatory liquidation and subsequent dissolution of the Company. Extension of the business combination period would require an amendment to the Company’s amended and restated certificate of incorporation. Amending the amended and restated certificate of incorporation will require the approval of holders of 65% of the Company’s common stock, and, in connection with this, amending the warrant agreement will require a vote of holders of at least a majority of the public warrants (which may include public warrants acquired by the Sponsor or its affiliates in this offering or thereafter in the open market). In addition, the amended and restated certificate of incorporation requires the Company to provide its public stockholders with the opportunity to redeem their public shares for cash if the Company proposes an amendment to the amended and restated certificate of incorporation (A) to modify the substance or timing of its obligation to allow redemption in connection with the initial business combination or certain amendments to the charter prior thereto or to redeem 100% of the Company’s public shares if the Company does not complete the initial business combination within 24 months from the closing of the IPO or (B) with respect to any other provision relating to stockholders’ rights or pre-initial
business combination activity.
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
as filed with the SEC on April 15, 2022. The interim results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.
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
Marketable Securities Held in Trust Account
At September 30, 2022 and December 31, 2021, the assets held in the Trust Account were substantially held in U.S. Treasury Bills and U.S. Treasury Coupons. These securities are presented on the condensed balance sheet at fair value at the end of each reporting period. Earnings on these securities is included in dividend and interest income in the accompanying Statement of Operations and is automatically reinvested. The fair value for these securities is determined using quoted market prices in active markets.
Through September 30, 2022, the Company did not withdraw any of interest income from the Trust Account to pay its tax obligations.
Common Stock Subject to Possible Redemption
The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock is classified as shareholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2022, 15,444,103 shares of Class A common stock subject to possible redemption are classified in temporary equity outside of the shareholders’ equity (deficit) section of the Company’s balance sheet and were immediately accreted to redemption value at the IPO date.
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
Over-Allotment Option
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
Net Income (Loss) per Common Stock share
The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of Common Stock shares outstanding during the period. Weighted average shares for the period from January 21, 2021 (inception) through September 30, 2021 were reduced for the effect of an aggregate of 562,500 Class B Common shares that were subject to forfeiture until the over-allotment option was partially exercised by the underwriters on August 3, 2021 (see Note 5), upon which date the forfeiture provision lapsed for 111,026 Class B Common shares. Subsequent to August 3, 2021, weighted average shares were reduced for the effect of an aggregate of 451,474 Class B Common shares which were ultimately forfeited upon the expiration of the 45-day period
reserved for the exercise of over-allotment option.
The Company’s statements of operations include a presentation of net income (loss) per share subject to redemption in a manner similar to the two-class
method of income per share. With respect to the accretion of the Class A Shares subject to possible redemption and consistent with ASC
480-10-S99-3A,
the Company deemed the fair value of the Class A Common shares subject to possible redemption to approximate the contractual redemption value and the accretion has no impact on the calculation of net income/(loss) per share.
The Company’s Public Warrants (see Note 3) and Private Warrants (see Note 4) could, potentially, be exercised or converted into common shares and then share in the earnings of the Company. However, these warrants were excluded when calculating diluted income (loss) per share because such inclusion would be anti-dilutive for the periods presented. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the period presented.
A reconciliation of net income per share is as follows for the three months ended September 30, 2022:

Three months ended September 30, 2022	Class A subject to possible redemption	Class A	Class B
Allocation of undistributable income	656,871	19,730	164,218

Net income/(loss) to ordinary shares	$656,871	$19,730	$164,218

Weighted average shares outstanding, basic and diluted	15,444,103	463,882	3,861,026

Basic and diluted net income per share	$0.04	$0.04	$0.04

A reconciliation of net loss per share is as follows for the nine months ended September 30, 2022:

Nine months ended September 30, 2022	Class A subject to possible redemption	Class A	Class B
Allocation of undistributable losses	(26,325)	(791)	(6,581)

Net income/(loss) to ordinary shares	$(26,325)	$(791)	$(6,581)

Weighted average shares outstanding, basic and diluted	15,444,103	463,882	3,861,026

Basic and diluted net loss per share	$(0.00)	$(0.00)	$(0.00)

A reconciliation of net income per share is as follows for the three months ended September 30, 2021:

Three months ended September 30, 2021	Class A subject to possible redemption	Class A	Class B
Allocation of undistributable income	30,761	925	10,969

Net income/(loss) to ordinary shares	$30,761	$925	$10,969

Weighted average shares outstanding, basic and diluted	10,705,106	321,928	3,817,581

Basic and diluted net income per share	$0.00	$0.00	$0.00

A reconciliation of net income per share is as follows for the period from January 21, 2021 (inception) through September 30, 2021:

For the period from Janaury 21, 2021 (inception) through September 30, 2021	Class A subject to possible redemption	Class A	Class B
Allocation of undistributable income	17,542	528	17,009

Net income/(loss) to ordinary shares	$17,542	$528	$17,009

Weighted average shares outstanding, basic and diluted	3,892,766	117,065	3,774,575

Basic and diluted net income per share	$0.00	$0.00	$0.00

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
As of September 30, 2022 and December 31, 2021, the Company held Level 1 financial instruments, which are the Company’s Marketable securities held in trust account.
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
The table below presents the changes in Level 3 liabilities measured at fair value on a recurring basis during the period from January 21, 2021 (inception) through September 30, 2021:

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
Due to Related Party
The balances of $1,303 and $2,275 as of September 30, 2022 and December 31, 2021, respectively, represent general and administrative costs paid by an affiliate of the Sponsor on behalf of the Company.
Administrative Service Fee
The Company has agreed, commencing on the date that the Company’s securities are first listed on the Nasdaq, to pay an affiliate of the Sponsor a monthly fee of an aggregate of $10,000 for office space, administrative and support services. For the three and nine months ended September 30, 2022, administrative fees incurred and paid to the affiliate of the Sponsor totaled $30,000 and $90,000, respectively. For the three months ended September 30, 2021 and for the period from January 21, 2021 (inception) through September 30, 2021, administrative fees incurred and paid to the Sponsor totaled $21,000. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees.
Related Party Loans
In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor, an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon consummation of a Business Combination into warrants at a price of $1.50 per warrant. The warrants will be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of September 30, 2022 and December 31, 2021, there were no written agreements in place for the Working Capital Loans.
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
Note 5 — Income Taxes
The Company’s effective tax rate (“ETR”) is calculated quarterly based upon current assumptions relating to the full year’s estimated operating results and various tax-related
items. The Company’s ETR was (46.4%) and 0% for the three months ended September 30, 2022 and 2021. The Company’s ETR was 0% for the nine months ended September 30, 2022 and for the period from January 21, 2021 (inception) through September 30, 2021. The difference between the effective tax rate of 0% for the three and nine months ended September 30, 2022, and the U.S. federal statutory rate of 21% was primarily due to the ETR adjustment, utilization of net operating loss, and the change in the valuation allowance. The difference between the effective tax rate of 0% and the U.S. federal statutory rate of 21% for the three months ended September 30, 2021 and for the period from January 21, 2021 (inception) through September 30, 2021 was primarily due to recognizing a full valuation allowance on deferred tax assets.
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
Preferred Stock
– The Company is authorized to issue 1,000,000 shares of preferred stock, with a par value of $0.0001 per share. At September 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

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

Note 8 — Stock-based Compensation
On July 27, 2021, the Sponsor transferred 25,000 shares of Class B common stock to each of the three independent director nominees as compensation for their service on the board of directors. The awards will vest simultaneously with the closing of an initial business combination, provided the director has continuously served on the Company’s board of directors through the closing of such initial business combination. As such, the service period for these awards will start on the IPO date. As the share awards would vest only upon the consummation on a business combination, the compensation expense in relation to these grants would not be recognized until the closing of the initial business combination. As a result, the Company recorded no compensation expense for any periods through September 30, 2022. No awards were granted, exercised or cancelled during the period from January 1, 2022 and September 30, 2022.
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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward- looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, forward-looking statements can be identified by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Such statements include, but are not limited to, possible business combinations and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included in this Form 10-Q. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings.

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

Results of Operations and Known Trends or Future Events

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception have been organizational activities, activities necessary to prepare for and complete our Initial Public Offering, and activities related to identifying a potential target for an initial business combination. Since our Initial Public Offering, we have not generated any operating revenues, and do not expect to generate any operating revenues, until after completion of our initial business combination. $919,284 of dividend and interest income has been earned in the Trust Account from January 21, 2021 (inception) through September 30, 2022. We will continue to generate non-operating income in the form of dividend and interest income on cash and cash equivalents held in the Trust Account. We may withdraw interest from the Trust Account to pay taxes, if any. As a result of being a public company, we have incurred, and will continue to incur, legal, financial reporting, accounting and auditing compliance expenses, as well as due diligence expenses related to potential targets.

For the three and nine months ended September 30, 2022, we had net income and net (loss) of $840,819 and $(33,697), respectively, which consisted primarily of general and administrative expenses, dividend and interest income, and approximately $266,406 in income tax benefit for the three months ended September 30, 2022.

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

Following our initial public offering, the sale of the Private Placement Units and the exercise of the over-allotment option, a total of $154,441,030 was placed in the Trust Account, and we had $1,550,000 of cash held outside of the Trust Account, after payment of costs related to the Initial Public Offering, and available for working capital purposes. As of September 30, 2022, the Company had cash outside the Trust Account of $376,832 available for working capital needs.

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

The $376,832 held outside of the Trust Account as of September 30, 2022 may not be sufficient to allow the Company to operate for at least the next 12 months from the issuance of the financial statements, assuming that a Business Combination is not consummated during that time. The Company may need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

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

Critical Accounting Policies and Estimates

The Company prepares its financial statements and accompanying notes in conformity with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions about future events that affect reported amounts. Estimations are considered critical accounting estimates based on, among other things, its impact on the portrayal of the Company’s financial condition, results of operations, or liquidity, as well as the degree of difficulty, subjectivity, and complexity in its deployment. Critical accounting estimates address accounting matters that are inherently uncertain due to unknown future resolution of such matters. Management routinely discusses the development, selection, and disclosure of each critical accounting estimates. There have been no significant changes to the Company’s estimates and assumptions during the three and nine months ended September 30, 2022. Reference should be made to the financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 for a full description of other significant accounting policies.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that during the period covered by this report, our disclosure controls and procedures were not effective.

Remediation Efforts to Address a Previously Identified Material Weakness in Internal Control over Financial Reporting

As described in Item 9.A Controls and Procedures of our 2021 Form 10-K and in Item 4 Controls and Procedures of our Form 10-Q/A for the quarter ended September 30, 2021, management identified errors in its historical financial statements related to the accounting for the Class A common stock subject to redemption, because the Class A common stock issued in the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside of the Company’s control, the Company should have classified all of these redeemable shares in temporary equity.

Management also identified errors related to the completeness and accuracy of financial data, relating to unrecorded liabilities and deferred offering costs incurred as of July 29, 2021 (the IPO date).

In addition, errors were identified related to the overallotment liability, which was not recorded in the three months ended September 30, 2021, or in the audited balance sheet as of July 29, 2021, and was corrected in the financial statements as of December 31, 2021 included in the Annual Report on Form 10-K filed with the SEC on April 15, 2022 and in the amendment to the Quarterly Report on Form 10-Q/A for the quarterly period ended September 30, 2021 filed on September 13, 2022.

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

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Quarterly Report on Form 10-Q filed with the SEC on May 20, 2022 and in our Annual Report on Form 10-K filed with the SEC on April 15, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not currently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Quarterly Report on Form 10-Q filed with the SEC on May 20, 2022 and in our Annual Report on Form 10-K filed with the SEC on April 15, 2022, except as noted below. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

We may be subject to the Excise Tax included in the Inflation Reduction Act of 2022 in the event of a liquidation or in connection with redemptions of our common stock after December 31, 2022.

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (H.R. 5376) (the “IRA”) , which among other things, beginning in 2023, will impose a 1% excise tax on any domestic corporation that repurchases or buybacks public company stock after December 31, 2022 (the “Excise Tax”). The company is assessing the potential impact of the Act.

The total taxable value of shares repurchased is reduced by the fair market value of and newly issued shares during the taxable year. Because we are a Delaware corporation and our securities trade on Nasdaq, we may be deemed a “covered corporation” within the meaning of the IRA. Redemption rights are ubiquitous to nearly all SPACs. Shareholders have the ability to require the SPAC to repurchase their shares prior to the merger in what is known as a redemption right, essentially getting their money back. There are two possible scenarios in which redemption rights come into play. First, they can be exercised by the shareholders themselves because they are exiting the transaction, or second, they can be triggered because the SPAC did not find a target with which to merge. While not free from doubt, absent any further guidance from Congress, the Excise Tax may apply to any redemptions of our common stock after December 31, 2022, including redemptions in connection with an initial business combination, unless an exemption is available. Issuances of securities in connection with our initial business combination transaction (including any PIPE transaction at the time of our initial business combination) are expected to reduce the amount of the Excise Tax in connection with redemptions occurring in the same calendar year, but the number of securities redeemed may exceed the number of securities issued. Moreover, the fair market value of any stock redeemed may exceed the fair market value of any stock issued. Consequently, Excise Tax may reduce the amount of cash we have available to complete a business combination and may make a transaction with us less appealing to potential business combination targets. Further, the application of the Excise Tax in the event of a liquidation is uncertain. The Company will continue to assess the potential impact of the IR Act and the impact on SPACs.

We are subject to SPAC Rule Proposals relating to how the funds in the Trust Account currently being held.

With respect to the regulation of special purpose acquisition companies like the Company (“SPACs”), on March 30, 2022, the SEC issued proposed rules (the “SPAC Rule Proposals”) relating to, among other items, disclosures in business combination transactions involving SPACs and private operating companies; the condensed financial statement requirements applicable to transactions involving shell companies; the use of projections by SPACs in SEC filings in connection with proposed business combination transactions; the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940, as amended (the “Investment Company Act”), including a proposed rule that would provide SPACs a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities.

The funds in the Trust Account have, since our IPO, been held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. However, to mitigate the risk of us being deemed to have been operating as an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act), we may, and likely will, on or prior to the 24-month anniversary of the effective date of the registration statement filed in connection with our IPO (the “IPO Registration Statement”), should our Company continue to exist to such date, instruct Continental, the trustee with respect to the Trust Account, to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account in cash until the earlier of consummation of our initial business combination or liquidation. As a result, following such liquidation, we will likely receive minimal interest, if any, on the funds held in the Trust Account, which would reduce the dollar amount our public shareholders would receive upon any redemption or liquidation of the Company.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized on this 10th day of November, 2022.

ALPHA HEALTHCARE ACQUISITION CORP. III

By:	/s/ Rajiv Shukla
Name: Rajiv Shukla
Title: Chief Executive Officer

ALPHA HEALTHCARE ACQUISITION CORP. III

By:	/s/ Patrick A. Sturgeon
Name: Patrick A. Sturgeon
Title: Chief Financial Officer