Form 10-K
period 2022-12-31
ALPHA HEALTHCARE ACQUISITION CORP III
filed 2023-03-17
CIK 1842939

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2022
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
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to

§240.10D-1(b).  ☐
Indicate by check mark whether the registrant is a shell company (as defined in

Rule 12b-2

of the Exchange Act.)
Yes  ☒    No  ☐
As of December 31, 2022, the last day of the registrant’s most recently completed fiscal quarter, the aggregate market value of the Class A common stock held by non-affiliates
of the registrant was approximately $148,572,270 million based on the closing price of the registrant’s Class A common stock on December 31, 2022. The calculation excludes shares of the registrant’s common stock held by current executive officers, directors and stockholders that the registrant has concluded are affiliates of the registrant. This determination of affiliate status is not a determination for other purposes.
As of March 17, 2023, there were 15,907,985 shares of Class A common stock and 3,861,026 shares of Class B common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None.

-i-

CERTAIN TERMS

Unless otherwise stated in this Annual Report on Form 10-K or the context otherwise requires, references to:

•

“Business Combination” means our planned business combination with Carmell pursuant to the Business Combination Agreement, pursuant to which Carmell will merge with and into our wholly-owned subsidiary, Candy Merger Sub, Inc.;

•	“Business Combination Agreement” means the Business Combination Agreement, dated as of January 4, 2023, by and among us, our wholly-owned subsidiary, Candy Merger Sub, Inc., and Carmell;

•	“Carmell” means Carmell Therapeutics Corporation, a Delaware corporation;

•	“Closing” means date of the closing of the Business Combination, if such transaction is approved by our stockholders;

•	“common stock” are to our Class A common stock and our Class B common stock, collectively;

•	“Exchange Act” means the Securities Exchange Act of 1934, as amended;

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

•	“initial stockholders” are to our sponsor and any other holders of our founder shares prior to our initial public offering (or their permitted transferees);

•	“management” or our “management team” are to our officers and directors;

•	“New Carmell” means us subsequent to the closing of the Business Combination;

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

•	“public warrants” are to our redeemable warrants sold as part of the units in our initial public offering;

•	“sponsor” are to AHAC Sponsor III LLC, a Delaware limited liability company;

•

“Trust Account” is to means the trust account maintained by Continental Stock Transfer & Trust Company, acting as trustee, established for the benefit of holders of Class A Common Stock in connection with the initial public offering;

•	“warrants” are to our redeemable warrants, which includes the public warrants as well as the placement warrants and any warrants issued upon conversion of working capital loans; and

•	“we,” “us,” “company” or “our company” are to Alpha Healthcare Acquisition Corp. III, unless stated otherwise herein.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this Annual Report on Form 10-K may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Annual Report on Form 10-K may include, for example, statements about:

•	our ability to complete the Business Combination or, if we do not consummate such Business Combination, any other initial business combination;

•	satisfaction or waiver (if applicable) of the conditions to the Business Combination Agreement;

•	the occurrence of any other event, change or other circumstances that could give rise to the termination of the Business Combination Agreement;

•	the projected financial information, anticipated growth rate, and market opportunities of New Carmell;

•	the ability to obtain or maintain the listing of New Carmell common stock and New Carmell warrants on Nasdaq following the Business Combination;

•	New Carmell’s public securities’ potential liquidity and trading;

•	New Carmell’s ability to raise financing in the future;

•	New Carmell’s success in retaining or recruiting, or changes required in, officers, key employees or directors following the completion of the Business Combination;

•	Our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving the Business Combination;

•	the use of proceeds not held in the Trust Account or available to us from interest income on the Trust Account balance; or

•	factors relating to the business, operations and financial performance of Carmell, including:

•	Carmell’s product candidates are at an early stage of development and may not be successfully developed or commercialized;

•

The results of preclinical studies or earlier clinical trials are not necessarily predictive of future results. Carmell’s lead product candidate in clinical trials, and any other product candidates that may advance into clinical trials, may not have favorable results in later clinical trials or receive regulatory approval;

•	If the FDA or any other regulatory authorities outside of the United States change the classification of a product candidate, Carmell may be subject to additional regulations or requirements;

•	Additional time may be required to obtain regulatory approval for Carmell’s lead product candidate and future product candidates because of their status as combination products;

•

Carmell has conducted a clinical trial and may in the future conduct clinical trials for current or future product candidates outside the U.S., and the FDA and comparable foreign regulatory authorities may not accept data from such trials;

•	Carmell operates in a highly competitive environment;

•	Carmell’s future success is dependent, in part, on the performance and continued service of its officers and directors.

•	Acceptance of Carmell’s formulations or products in the marketplace, if approved, is uncertain and failure to achieve market acceptance will prevent or delay its ability to generate revenues; and

•	Carmell will need to grow the size of its organization in the future, and it may experience difficulties in managing this growth.

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

Risks Related to the Proposed Business Combination

•

The exercise of the Company directors’ and officers’ discretion in agreeing to changes or waivers in the terms of the Business Combination may result in a conflict of interest when determining whether such changes to the terms of the Business Combination or waivers of conditions are appropriate and in the best interests of the Company’s stockholders.

•

If the Company is unable to complete the Business Combination with Carmell or another business combination by July 29, 2023 (or such later date as may be approved by the Company’s stockholders), the Company will cease all operations except for the purpose of winding up, redeeming 100% of the outstanding public shares for cash and, subject to the approval of its remaining stockholders and its Board, dissolving and liquidating. In such event, third parties may bring claims against the Company and, as a result, the proceeds held in the Trust Account could be reduced and the per-share liquidation price received by stockholders could be less than $10.00 per share.

•

There is no guarantee that a public stockholder’s decision whether to redeem their public shares for a pro rata portion of the Trust Account will put the stockholder in a better future economic position.

Subsequent to the Closing, New Carmell may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on its financial condition, results of operations and stock price, which could cause you to lose some or all of your investment.

Risks Related to the Business, Operations and Financial Performance of Carmell

•	Carmell’s product candidates are at an early stage of development and may not be successfully developed or commercialized;

•

The results of preclinical studies or earlier clinical trials are not necessarily predictive of future results. Carmell’s lead product candidate in clinical trials, and any other product candidates that may advance into clinical trials, may not have favorable results in later clinical trials or receive regulatory approval;

•	If the FDA or any other regulatory authorities outside of the United States change the classification of a product candidate, Carmell may be subject to additional regulations or requirements;

•	Additional time may be required to obtain regulatory approval for Carmell’s lead product candidate and future product candidates because of their status as combination products;

•

Carmell has conducted a clinical trial and may in the future conduct clinical trials for current or future product candidates outside the U.S., and the FDA and comparable foreign regulatory authorities may not accept data from such trials;

•	Carmell operates in a highly competitive environment;

•	Carmell’s future success is dependent, in part, on the performance and continued service of its officers and directors;

•	Acceptance of Carmell’s formulations or products in the marketplace, if approved, is uncertain and failure to achieve market acceptance will prevent or delay its ability to generate revenues; and

•	Carmell will need to grow the size of its organization in the future, and it may experience difficulties in managing this growth.

PART I

Item	1. Business

Our Company

We are a blank check company formed under the laws of the State of Delaware on January 21, 2021 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. On January 4, 2023, we entered into the Business Combination Agreement with Carmell, pursuant to which Carmell would merge with and into our wholly-owned subsidiary, Candy Merger Sub, Inc., at the Closing, if such transaction is approved by our stockholders. We have generated no operating revenues to date and we do not expect that we will generate operating revenues until we consummate the Business Combination or we identify an alternative business combination, which is sometimes referred to in this Annual Report as our initial business combination.

Carmell is a regenerative medicine biotech company focused on leveraging its core platform technology, Plasma-based Bioactive Material (“PBM”) to stimulate tissue repair or growth after severe injury, disease or aging. The technology is a proprietary method of utilizing fresh frozen platelet-enriched plasma to manufacture multiple forms to be placed directly at the anatomical site in need of enhanced and accelerated healing with the ability to reside in the local tissue for weeks to months. Carmell’s PBM technology is based on patents licensed from Carnegie Mellon University (“CMU”) that claim the ability to plasticize allogeneic platelet-enriched plasma and crosslink proteins with genipin, a derivative of the gardenia plant, to provide a controlled degradation profile in vivo. Carmell’s lead product candidate, Bone Healing Accelerant (“BHA”), a biologic, has been designated by U.S. Food and Drug Administration (“FDA”) as a potential combination product, containing Carmell’s core technology of PBM plus ß Tri-Calcium Phosphate (“ß-TCP”) an already approved medical device.

Initial Public Offering and Private Placement

On July 29, 2021, the Company sold 15,000,000 Units at $10.00 per Unit in its Initial Public Offering (the “IPO”), generating gross proceeds of $150.0 million. Each unit consists of one share of Class A common stock and one-fourth of one redeemable warrant. Only whole warrants are exercisable. Each whole warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share.

Simultaneously with the closing of the IPO, the Company consummated the sale of 455,000 Units at a price of $10.00 per Unit to the Sponsor, generating gross proceeds of $4,550,000. In connection with the IPO, the Company also granted the underwriters a 45-day option to purchase an additional 2,250,000 Public Units at the IPO price. On August 3, 2021, the Underwriters exercised their option to purchase 444,103 additional Units for the total amount of $4,441,030, received on August 6, 2021. Resulting from the partial over-allotment exercise, the Company also issued 8,882 Private Placement Units, generating additional $88,820 in gross proceeds.

A total of $154,441,030, composed of the proceeds of the IPO, including from the exercise of the over-allotment option by the Underwriters, and the sale of the Private Placement Units, including $5,250,000 of the underwriters’ deferred discount, was placed in the Trust Account.

We paid a total of $3,000,000 in underwriting discounts and commissions and $461,151 for other costs and expenses related to the IPO. In addition, the Company also included in offering costs the fair value of $1,186,448 of the Founders Shares transferred by the Sponsor to certain investors as a compensation for their commitment to purchase the Public Units sold in the IPO. In addition, the underwriters agreed to defer $5,250,000 in underwriting discounts and commissions. Transaction costs related to the Underwriters’ partial over-allotment exercise amounted to $92,070, consisting of $88,820 of underwriting fees and $3,250 of other offering costs. The Company has also accrued underwriting fees of $155,436 that will be paid only if a business combination is entered into.

Business Combination Agreement – Proposed Business Combination with Carmell Therapeutics Corporation

On January 4, 2023, we entered into the Business Combination Agreement with Candy Merger Sub, Inc., a Delaware corporation (“Merger Sub”), and Carmell. The Business Combination Agreement provides, among other things, that on the terms and subject to the conditions set forth therein, Merger Sub will merge with and into Carmell, with Carmell surviving as a wholly-owned subsidiary of the Company (the “Business Combination”). Upon the closing of the Business Combination (the “Closing”), it is anticipated that the Company will change its name to “Carmell Therapeutics Corporation” and its ticker symbol on the Nasdaq Stock Market (Nasdaq) is expected to change to “CTCX” and have the Class A Common Stock listed for trading with such trading ticker.

The Business Combination Agreement and the transactions contemplated thereby were approved by the boards of directors of each of the Company and Carmell. Under the Business Combination Agreement, we will acquire all of the outstanding equity interests of Carmell in exchange for shares of the Company’s Class A common stock, par value $0.0001 per share (the “Class A Common Stock”), based on an implied Carmell equity value of $150,000,000, to be paid to Carmell stockholders at the effective time of the Business Combination.

Pursuant to the Business Combination Agreement, at or prior to the effective time of the Business Combination, each option and warrant exercisable for Carmell equity that is outstanding immediately prior to the effective time of the Business Combination shall be assumed by the Company and continue in full force and effect on the same terms and conditions as are currently applicable to such options and warrants, subject to adjustments to exercise price and number of shares of Class A Common Stock issued upon exercise.

The parties to the Business Combination Agreement have agreed to customary representations and warranties for transactions of this type. In addition, the parties to the Business Combination Agreement agreed to be bound by certain customary covenants for transactions of this type, including, among others, covenants with respect to the conduct of Carmell, the Company and their respective subsidiaries during the period between execution of the Business Combination Agreement and Closing. The representations, warranties, agreements and covenants of the parties set forth in the Business Combination Agreement will terminate at Closing, except for those covenants and agreements that, by their terms, contemplate performance after Closing. Each of the parties to the Business Combination Agreement has agreed to use its reasonable best efforts to take or cause to be taken all actions and things necessary to consummate and expeditiously implement the Business Combination.

Under the Business Combination Agreement, the obligations of the parties to consummate the Business Combination are subject to the satisfaction or waiver of certain customary closing conditions of the respective parties, including, without limitation: (i) the approval and adoption of the Business Combination Agreement and transactions contemplated thereby by requisite vote of the Company’s stockholders and Carmell’s stockholders; (ii) the execution of the Investor Rights Agreement by the parties thereto; (iii) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended; (iv) the absence of a Company Material Adverse Effect or ALPA Material Adverse Effect (each, as defined in the Business Combination Agreement) since the date of the Business Combination Agreement that is continuing; (v) after giving effect to the transactions contemplated by the Business Combination Agreement, the Company has net tangible assets of at least $5,000,001 upon consummation of the Business Combination; (vi) the Company’s initial listing application with The Nasdaq Stock Market (“Nasdaq”) in connection with the Business Combination has been approved and, immediately following the effective time of the Business Combination, the Company has satisfied any applicable initial and continuing listing requirements of Nasdaq, and the Company has not received any notice of non-compliance therewith that has not been cured or would not be cured, and the shares of the Company’s Class A Common Stock have been approved for listing on Nasdaq; (vii) the registration statement on Form S-4 (the “S-4 Registration Statement”) has become effective, no stop order has been issued by the Securities and Exchange Commission (the “SEC”) and remains in effect with respect to the S-4 Registration Statement, and no proceeding seeking such a stop order has been threatened or initiated by the SEC and remains pending; and (viii) Carmell shall have paid off all amounts due under the 10% Original Issue Discount Senior Secured Convertible Notes, dated as of January 19, 2023. Because the parties’ obligations to consummate the Business Combination are subject to the satisfaction or waiver of these (and other) conditions, there is no guarantee that the Business Combination will be consummated.

Termination

The Business Combination Agreement may be terminated under certain customary and limited circumstances at any time prior to the Closing, including, among others, the following:

•	by the mutual written consent of the Company and Carmell;

•

by the Company if any of the representations or warranties made by Carmell in the Business Combination Agreement are not true and correct or if Carmell fails to perform any of its covenants or agreements under the Business Combination Agreement (including an obligation to consummate the Closing) such that certain conditions to the obligations of the Company, could not be satisfied and the breach (or breaches) of such representations or warranties or failure (or failures) to perform such covenants or agreements is (or are) not cured or cannot be cured within the earlier of (i) 30 days after written notice thereof, and (ii) June 30, 2023 (the “Termination Date”). This termination right is not available to the Company if the Company is then in breach of the Business Combination Agreement so as to prevent certain conditions to the obligations of Carmell from being satisfied;

•

by Carmell, if any of the representations or warranties made by the Company in the Business Combination Agreement are not true and correct or if the Company fails to perform any of its covenants or agreements under the Business Combination Agreement (including an obligation to consummate the Closing) such that certain conditions to the obligations of Carmell, could not be satisfied and the breach (or breaches) of such representations or warranties or failure (or failures) to perform such covenants or agreements is (or are) not cured or cannot be cured within the earlier of (i) 30 days after written notice thereof, and (ii) the Termination Date. This termination right is not available to Carmell if Carmell is then in breach of the Business Combination Agreement so as to prevent certain conditions to the obligations of the Company from being satisfied;

•

by either the Company or Carmell, if the transactions contemplated by the Business Combination Agreement are not consummated on or prior to the Termination Date, unless the breach of any covenants or obligations under the Business Combination Agreement by the party seeking to terminate proximately caused the failure to consummate the transactions contemplated by the Business Combination Agreement;

•	by either the Company or Carmell, if:

•

any governmental entity issues an order or takes any other action permanently enjoining, restraining or otherwise prohibiting the transactions contemplated by the Business Combination Agreement and such order or other action becomes final and nonappealable;

•

the Special Meeting of the Company’s stockholders has been held (including any adjournment or postponement thereof), has concluded, the Company’s stockholders have duly voted and the requisite stockholder approval was not obtained; and

•	by the Company, if Carmell does not deliver the requisite consent of its stockholders when required under the Business Combination Agreement.

If the Business Combination Agreement is validly terminated, none of the parties to the Business Combination Agreement will have any liability or any further obligation under the Business Combination Agreement other than customary confidentiality obligations, except in the case of a “Willful Breach” (as defined in the Business Combination Agreement) of any covenant or agreement under the Business Combination Agreement or “Fraud” (as defined in the Business Combination Agreement).

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

From August 2019 to August 2022, Mr. Shukla has served as an independent director on the board of directors of InflammX Therapeutics, formerly known as Ocunexus Therapeutics, a clinical stage biotech company. From June 2013 to May 2015, Mr. Shukla served as Chief Executive Officer of Pipavav Defence & Offshore Engineering Company (now Reliance Naval and Engineering Ltd.), an Indian listed shipbuilding and defense manufacturing company. In this role, he successfully implemented an extensive financial restructuring project and sold control to the Reliance ADA Group. Between 2008 and 2013, Mr. Shukla worked as an investor at ICICI Venture, Morgan Stanley Investment Management and Citi Venture Capital International. Throughout his investment career, Mr. Shukla has been involved with numerous investments in healthcare companies. As a private equity investor, Mr. Shukla was involved with numerous control and minority healthcare investments including a hospital roll-up platform comprising multiple control investments and significant minority stakes in tertiary care hospitals and outpatient treatment centers, a roll-up of specialty chemicals and animal health businesses, a U.S. based clinical research organization, a vaccine company, and three specialty pharma companies. From 2001 to 2006, Mr. Shukla served as Senior Director at Pfizer, Inc. (NYSE: PFE). In this role, he played a key role in several acquisitions including Pharmacia in 2003, Meridica in 2004, Vicuron Pharmaceuticals and Idun Pharmaceuticals in 2005, and Rinat Neuroscience in 2006. Mr. Shukla also led the operational integration of these organizations into Pfizer across multiple sites around the world. Mr. Shukla graduated from Harvard University with a Masters in Healthcare Management and Policy and received a Bachelors in Pharmaceutics from the Indian Institute of Technology.

Patrick A. Sturgeon has been our Chief Financial Officer since inception and has nearly two decades of experience with M&A and equity capital market transactions in the healthcare and other sectors. From January 2021 to July 2022, Mr. Sturgeon served as Chief Financial Officer of Brookline Capital Acquisition Corp., a Nasdaq-listed special purpose acquisition company which raised $50 million in its initial public offering in January 2021. He has also served as a Managing Director at Brookline Capital Markets, a division of Arcadia Securities, LLC (“Brookline”) since March 2016. At Brookline, Mr. Sturgeon focuses on mergers and acquisitions, public financing, private capital raising, secondary offerings, and capital markets. On the public financing front, he focuses on SPAC transactions, primarily underwritten initial public offerings and initial business combinations. From July 2013 to February 2016, Mr. Sturgeon served as a Managing Director at Axiom Capital Management. He worked at Freeman & Co. from October 2002 to November 2011, where he focused on mergers and acquisitions in the financial services sector. Mr. Sturgeon received his B.S. in Economics from the University of Massachusetts, Amherst and his M.B.A. in Finance from New York University.

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

Opportunity Presented by Business Combination

On January 3, 2023, the Board unanimously approved the Business Combination and the Business Combination Agreement. Prior to reaching the decision to approve the Business Combination and the Business Combination Agreement, the Board consulted with our management, as well as with our legal and financial advisors. In making its determination with respect to the transactions, the Board also considered the fairness analysis undertaken by Cabrillo Advisors, Inc, financial advisor to the Company in connection with the Business Combination. Cabrillo Advisors, Inc. rendered to the Board an oral opinion, which was subsequently confirmed by delivery of a written opinion, which we refer to as the Opinion, as to (i) the fairness, from a financial point of view, to the Company of the Business Combination Consideration payable by the Company to the holders of Carmell securities under the Business Combination Agreement and (ii) whether Carmell has a fair market value equal to at least 80% of the balance of funds in Trust Account (excluding deferred underwriting commissions and taxes payable).

In addition, the Board reviewed various industry and scientific data, including, but not limited to, Carmell’s existing business model, Carmell’s clinical trial progress and pipeline, and reviewed the results of management’s due diligence review of Carmell which took place over an approximately two-month period beginning October 26, 2022 of 2022 and continuing through the signing of the Business Combination Agreement on January 4, 2023, including extensive meetings and calls with Carmell’s management team, review of Carmell’s material contracts, intellectual property matters, labor matters, operations, financing and accounting due diligence, tax due diligence, engaging and consulting financial advisors and other legal due diligence with assistance from our legal counsel before determining that the Business Combination was in the best interest of the Company. The Board also determined, after a thorough review of other business combination opportunities reasonably available, that the Business Combination represents the best potential business combination based upon the process utilized to evaluate and assess other potential acquisition targets.

The Board considered a wide variety of factors in connection with its evaluation of the Business Combination. In light of the complexity of those factors, the Board as a whole did not consider it practicable to, nor did it attempt to, quantify or otherwise assign relative weights to the specific factors it took into account in reaching its decision. Individual members of the Board may have given different weight to different factors. This explanation of the Company’s reasons for the Board’s approval of the Business Combination, and all other information presented in this section, is forward-looking in nature and, therefore, should be read in light of the factors discussed under the section titled “Forward-Looking Statements.”

In particular, the Board considered the following positive factors, although not weighted or in any order of significance:

•

Phase 2-stage biotechnology platform with multiple product candidates. The Board considered Carmell’s Phase 2-stage biotechnology platform with multiple product candidates designed to be: (a) allogeneic, with no need for (i) extraction of whole blood from patients, (ii) capital equipment to harvest biomaterials at the clinical care facility, (iii) staff training, (b) ready to use off-the-shelf including (i) assured levels of biomaterials, (ii) formulated to be available over weeks and months, providing sustained local tissue bioavailability of growth factors and other bioactive molecules important for healing, (c) eliminating waiting time for tissue processing, (d) eliminating the need to harvest tissue from a patient with existing morbidity.

•

Anticipated clinical applications. The Board considered anticipated clinical applications for Carmell’s products including: (a) orthopedic healing applications such as (i) tibia fractures, to treat open fractures of the shinbone that require intramedullary rodding, (ii) fusion hindfoot or ankle arthrodesis, to aid surgical fusion of foot/ankle joint in degenerative arthritis, (iii) spinal fusion, to aid surgical fusion of spinal vertebrae due to deformity, injury or degenerative disease, and (iv) dental bone graft, an alternative to bone grafting in dental restoration/implants. (b) Soft tissue healing applications such as (i) surgical/chronic wounds, to promote healing after surgical incisions or open wounds caused due to diseases such as diabetic foot ulcers, (ii) alopecia, to promote regrowth of hair in men and women, and (iii) cosmetic skin rejuvenation, to improve the appearance of damaged/aged skin.

•

Clinical proof of concept. The Board considered that Carmell’s previous Phase 2 trial (HEAL I) in open tibia fractures suggested that the product candidate may have the potential to accelerate bone healing and reduce rate of infections.

•

Regulatory considerations. The Board considered the potential regulatory pathways for Carmell’s product candidates, including that Carmell received Fast Track designation from the FDA for its tibia fracture (lead) indication.

•	Intellectual property protection. The Board considered Carmell’s intellectual property portfolio, including 21 patents, as well as proprietary biomanufacturing know-how and trade secrets.

•	In-house manufacturing. The Board considered Carmell’s in-house manufacturing with 11 release tests developed for lot-to-lot consistency and that Carmell is ISO 13485 certified.

•	Experienced management team. The Board believes that Carmell has a proven and experienced management team that will effectively lead the Combined Company after the Business Combination.

•

Opinion of Financial Advisor. The Board considered the oral opinion of Cabrillo Advisors, Inc. rendered to the Board, which was subsequently confirmed by delivery of a written opinion that, as of such date and based upon and subject to the assumptions made, procedures followed, matters considered, and qualifications and limitations upon the review undertaken by Cabrillo Advisors, Inc. in preparing its opinion, (i) the consideration to be paid by the Company to Carmell equityholders in the Business Combination under the Business Combination Agreement is fair, from a financial point of view, to the Company and (ii) Carmell has a fair market value equal to at least 80% of the balance of funds in Trust Account (excluding deferred underwriting commissions and taxes payable and subject to proportionate adjustments related to Nasdaq’s 80% test).

•

Results of Due Diligence. The Board considered the scope of the due diligence investigation carried out by the Company’s management team and outside advisors, and evaluated the results thereof and information available to it related to Carmell, including (i) virtual meetings and calls with Carmell’s management team regarding its operations, intellectual property, projections and the terms of the proposed transaction; (ii) review of financial and other business information made available by Carmell in its virtual data room, including financial statements, material contracts, benefit plans and employee compensation matters, corporate governance, intellectual property, information technology, privacy and data regulation, litigation information, regulatory and compliance matters, and other legal and business diligence; and (iii) the fair market value analyses prepared by the independent financial advisor, all of which supported the conclusion that Carmell was an attractive opportunity.

The Board also identified and considered the following factors and risks weighing negatively against pursuing the Business Combination, although not weighted or in any order of significance:

•	Clinical Risk. While Carmell has data from a past clinical trial, there is no assurance that ongoing clinical trials will succeed.

•

FDA Approval. While Carmell has received Fast Track designations, the Board considered risks associated with the failure to receive FDA approval for Carmell’s product candidates in late-stage clinical development in a timely matter, or at all, for the commercialization of its products.

•	Manufacturing. While Carmell has an existing manufacturing facility, the Board considered the risks associated with scaling up production for commercial sales.

•

Commercialization. The Board considered the risk that Carmell will be unable to commercialize its product candidates in its pipeline, if approved and that Carmell is subject to competition from other regenerative medicine companies.

•	Reimbursement. The Board considered the risk that Carmell’s product candidates, if approved, do not become eligible for third-party coverage and/or approved for reimbursement.

•

Exclusivity. The fact that the Business Combination Agreement includes an exclusivity provision that prohibits the Company from soliciting other business combination proposals, which restricts the Company’s ability, so long as the Business Combination Agreement is in effect, to consider other potential business combinations.

•	Other risks. Various other risks associated with the Business Combination, the business of the Company and the business of Carmell described in the section titled “Risk Factors.”

Based on its review of the forgoing considerations, the Board concluded that the potential risk factors associated with the Business Combination were outweighed by the potential benefits that it expects the Company stockholders will receive as a result of the Business Combination. The Board noted that there can be no assurance about future results, including results considered or expected as disclosed in the foregoing reasons.

The preceding discussion of the information and factors considered by the Board is not intended to be exhaustive but includes the material factors considered by the Board. In view of the complexity and wide variety of factors considered by the Board in connection with its evaluation of the Business Combination, the Board did not consider it practical to, nor did it attempt to, quantify, rank or otherwise assign relative weights to the different factors that it considered in reaching its decision. In addition, in considering the factors described above, individual members of the Board may have given different weight to different factors. The Board considered this information as a whole and overall considered the information and factors to be favorable to, and in support of, its determinations and recommendations.

This explanation of the Board’s reasons for its approval of the Business Combination, and all other information presented in this section, is forward-looking in nature and, therefore, should be read in light of the factors discussed under the section titled “Forward-Looking Statements.”

Status as a Public Company

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act (the “JOBS Act”). As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

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

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our IPO, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our shares of Class A common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our common stock held by non-affiliates exceeds $250 million as of that year’s second fiscal quarter, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our common stock held by non-affiliates exceeds $700 million as of that year’s second fiscal quarter.

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

Limited Ability to Evaluate the Target’s Management Team

Although we have closely scrutinized the management of Carmell as part of our diligence process , our assessment may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. It is currently contemplated that Mr. Shukla will become the Executive Chairman of New Carmell following the Closing, and that Mr. Sturgeon will become a member of New Carmell’s Board of Directors following the Closing. Despite this fact, neither Messrs. Shukla or Sturgeon will devote their full efforts to our affairs to New Carmell subsequent to Closing.

Following the Closing, we may seek to recruit additional managers to supplement the incumbent management of New Carmell. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

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

Redemption Rights for Public Stockholders upon Completion of our Initial Business Combination

We will provide our stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account calculated as of two business days prior to the consummation of the initial business combination, including interest (net of taxes payable), divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the trust account is initially anticipated to be $10.00 per public share. The per share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. The redemption rights will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. Our sponsor has entered into an agreement with us, pursuant to which it has agreed to (i) waive its redemption rights with respect to its founder shares and (ii) waive its rights to liquidating distributions from the trust account with respect to its founder shares if we fail to consummate an initial business combination within 24 months from the closing of our initial public offering. Our sponsor and our directors and executive officers have also agreed (A) that they will not propose any amendment to our amended and restated certificate of incorporation that would modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our initial public offering or with respect to any other material provisions relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares and (B) to waive their redemption rights with respect to their founder shares and any public shares they may acquire during or after our IPO in connection with the completion of our initial business combination. However, if our sponsor or members of our management team acquire public shares in or after our IPO, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to consummate an initial business combination within 24 months from the closing of our IPO.

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

If we seek stockholder approval, we will complete our initial business combination only if a majority of the shares of Class A common stock voted, on an as converted basis, are voted in favor of the business combination. In such case, our sponsor has agreed to vote the founder shares and any public shares purchased by our sponsor during or after our initial public offering in favor of our initial business combination. As a result, in addition to our sponsor’s founder shares, we would need 3,915,000, or 26.1%, of the 15,000,000 public shares sold in our IPO to be voted in favor of an initial business combination in order to have our initial business combination approved. Each stockholder may elect to redeem their public shares irrespective of whether they vote for or against the proposed transaction. In addition, our sponsor and our directors and executive officers have entered into agreements with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares and public shares in connection with the completion of a business combination.

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

Limitation on Redemption upon Completion of Our Initial Business Combination If We Seek Stockholder Approval

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our Amended and Restated Certificate of Incorporation provides that a stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to Excess Shares. We believe this restriction will discourage stockholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public stockholder holding more than an aggregate of 15% of the shares sold in our initial public offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us, our sponsor or our management at a premium to the then-current market price or on other undesirable terms. By limiting our stockholders’ ability to redeem no more than 15% of the shares sold in our IPO without our prior consent, we believe we will limit the ability of a small group of stockholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash.

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

If our initial proposed business combination is not completed, we may continue to try to complete a business combination with a different target until 24 months from the closing of our IPO.

Redemption of Public Shares and Liquidation If No Initial Business Combination

Our amended and restated certificate of incorporation provides that we will have only 24 months from the closing of our IPO to consummate an initial business combination. If we are unable to consummate an initial business combination within 24 months from the closing of our IPO, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (less up to $100,000 of interest to pay dissolution expenses and net of taxes payable), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii) to our obligations to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to consummate an initial business combination within 24 months from the closing of our IPO.

Our sponsor has entered into an agreement with us, pursuant to which it has waived its rights to liquidating distributions from the trust account with respect to its founder shares if we fail to consummate an initial business combination within 24 months from the closing of our IPO. However, if our sponsor or members of our management team acquire public shares in or after our IPO, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to consummate an initial business combination within 24 months from the closing of our IPO.

Our sponsor had agreed, pursuant to a written agreement with us, that they it not propose any amendment to our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not consummate an initial business combination within 24 months from the closing of our IPO or with respect to any other material provisions relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (net of taxes payable), divided by the number of then outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we are not subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement, we would not proceed with the amendment or the related redemption of our public shares at such time. This redemption right shall apply in the event of the approval of any such amendment, whether proposed by our sponsors, any executive officer, director, or any other person.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from the remaining $187,664 of proceeds held outside the trust account as of December 31, 2022, although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of our IPO, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption amount received by stockholders upon our dissolution would be approximately $10.00. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public stockholders. We cannot assure you that the actual per-share redemption amount received by stockholders will not be less than $10.00. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

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

We will seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers (excluding our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. As of December 31, 2022, we had $187,664 with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our trust account could be liable for claims made by creditors.

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

Our public stockholders will be entitled to receive funds from the trust account only (i) in the event of the redemption of our public shares if we do not consummate an initial business combination within 24 months from the closing of our IPO, (ii) in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not consummate an initial business combination within 24 months from the closing of our IPO or with respect to any other material provisions relating to stockholders’ rights or pre-initial business combination activity or (iii) if they redeem their respective shares for cash upon the completion of the initial business combination. In no other circumstances will a stockholder have any right or interest of any kind to or in the trust account. In the event we seek stockholder approval in connection with our initial business combination, a stockholder’s voting in connection with the business combination alone will not result in a stockholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such stockholder must have also exercised its redemption rights described above. These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with a stockholder vote.

Comparison of Redemption or Purchase Prices in Connection with Our Initial Business Combination and If We Fail to Complete Our Initial Business Combination

The following table compares the redemptions and other permitted purchases of public shares that may take place in connection with the completion of our initial business combination and if we are unable to consummate an initial business combination within 24 months from the closing of our IPO.

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

Competition

If we succeed in effecting the Business Combination with Carmell, we may compete with other regenerative medicine companies focused on orthopedics and aesthetic indications. Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are more effective, safer, have fewer or less severe side effects, are more convenient or are less expensive than the products that we develop. We cannot assure you that subsequent to the Business Combination that we will have the resources to compete effectively.

Facilities

We currently maintain our executive offices at 1177 Avenue of the Americas, 5th Floor, New York, New York 10036. We will reimburse an affiliate of our sponsor for office space, secretarial and administrative services provided to us in the amount of $10,000 per month. We consider our current office space adequate for our current operations.

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

We will provide stockholders with audited financial statements of the prospective target business as part of the tender offer materials or proxy solicitation materials sent to stockholders to assist them in assessing the target business. In all likelihood, these financial statements will need to be prepared in accordance with, or reconciled to, GAAP, or IFRS, depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (“PCAOB”). These financial statement requirements may limit the pool of potential targets we may conduct an initial business combination with because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame. We cannot provide any assurance that any particular target business identified by us as a potential business combination candidate will have financial statements prepared in accordance with GAAP or that the potential target business will be able to prepare its financial statements in accordance with the requirements outlined above. To the extent that these requirements cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential business combination candidates, we do not believe that this limitation will be material.

We are required to evaluate our internal control procedures for the fiscal year ending December 31, 2022 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to have our internal control procedures audited. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination. We have filed a Registration Statement on Form 8-A with the SEC to voluntarily register our securities under Section 12 of the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial business combination.

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

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our shares of Class A common stock that are held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. References herein to “emerging growth company” will have the meaning associated with it in the JOBS Act.

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

RISKS RELATED TO CARMELL’S BUSINESS AND INDUSTRY

Unless the context otherwise requires, all references in this subsection to the “Company,” “we,” “us” or “our” refer to the business of Carmell prior to the consummation of the Business Combination, which will be the business of the New Carmell following the consummation of the Business Combination.

Risks Related to the Development and Regulatory Approval of our Product Candidates

Our product candidates are at an early stage of development and may not be successfully developed or commercialized.

Our product candidates are in the early stage of development and will require substantial further capital expenditures, development, testing and regulatory approval prior to commercialization. The development and regulatory approval process takes many years, and it is not likely that our product candidates, technologies or processes, even if successfully developed and approved by the FDA, would be commercially available for five or more years. Of the large number of product candidates in development, only a small percentage successfully complete the FDA regulatory approval process and are commercialized. Accordingly, even if we are able to obtain the requisite financing to fund our development programs, we cannot assure you that our product candidates will be successfully developed or commercialized, if approved. Our failure to develop, manufacture or receive regulatory approval for or successfully commercialize any of our product candidates, could result in the failure of our business and a loss of all of your investment in our company.

Any product candidates advanced into clinical development are subject to extensive regulation, which can be costly and time consuming, cause unanticipated delays or prevent the receipt of the required approvals to commercialize such product candidates, if approved.

The clinical development, manufacturing, labeling, storage, record-keeping, advertising, promotion, import, export, marketing and distribution of our product candidates and commercialization, if approved, are subject to extensive regulation by the FDA in the U.S. and by comparable health authorities in foreign markets. In the U.S., we may not market our product candidates until we receive approval of our Biologics License Application (“BLA”) from the FDA. The process of obtaining regulatory approval is expensive, often takes many years and can vary substantially based upon the type, complexity and novelty of the product candidate involved. In addition to the significant clinical testing requirements, our ability to obtain marketing approval for these product candidates depends on obtaining the final results of required non-clinical testing, including characterization of the manufactured components of our product candidates and validation of our manufacturing processes. The FDA may determine that our product manufacturing processes, testing procedures or facilities are insufficient to justify approval. Approval policies or regulations may change and the FDA has substantial discretion in the approval process, including the ability to delay, limit or deny approval of a product candidate for many reasons. Despite the time and expense invested in clinical development of product candidates, regulatory approval is never guaranteed.

•	The FDA or comparable foreign regulatory authorities may disagree with the design or implementation of clinical trials;

•	we may be unable to demonstrate to the satisfaction of the FDA that a product candidate is safe and effective for any indication;

•	the FDA may not accept clinical data from trials which are conducted by individual investigators or in countries where the standard of care is potentially different from the U.S.;

•	the results of clinical trials may not meet the level of statistical significance required by the FDA for approval;

•	we may be unable to demonstrate that a product candidate’s clinical and other benefits outweigh its safety risks;

•	the FDA may disagree with our interpretation of data from preclinical studies or clinical trials;

•	the FDA may fail to approve the manufacturing processes or facilities of third-party manufacturers with which we or our collaborators contract for clinical and commercial supplies; or

•	the approval policies or regulations of the FDA may significantly change in a manner rendering our preclinical studies or clinical data insufficient for approval.

With respect to foreign markets, approval procedures vary among countries and, in addition to the aforementioned risks, can involve additional product testing, administrative review periods and agreements with pricing authorities. Any delay in obtaining, or inability to obtain, applicable regulatory approvals could prevent us from commercializing our product candidates. Specifically, Carmell™ plans to submit for a CE Mark approval in the European Union, which may or may not be successful. The new Medical Devices Regulation

(Regulation (EU) 2017/745) in the European Union (“EU MDR”) became applicable in the European Union on May 26, 2021 and may make approval times longer and standards more difficult to pass, given the new Regulation imposes more stringent requirements in respect of device safety and clinical evaluation. Any delay in obtaining, or inability to obtain, applicable regulatory approvals could prevent us from commercializing our product candidates, if approved. In addition, our Notified Body is experiencing significant EU MDR-related delays, which has significantly limited our ability to interact and work with our Notified Body. It is not known when these delays will be resolved, and this could significantly delay any potential EU CE Mark approvals.

Delays in the commencement of clinical trials could result in increased costs and delay our ability to pursue regulatory approval.

The commencement of clinical trials can be delayed for a variety of reasons, including delays in:

•	obtaining regulatory clearance to commence a clinical trial;

•	identifying, recruiting and training suitable clinical investigators;

•

reaching agreement on acceptable terms with prospective clinical research organizations, and trial sites, the terms of which can be subject to extensive negotiation, may be subject to modification from time to time and may vary significantly among different clinical research organizations and trial sites;

•	obtaining sufficient quantities of a product candidate for use in clinical trials;

•	obtaining an IRB or ethics committee approval to conduct a clinical trial at a prospective site;

•

identifying, recruiting and enrolling patients to participate in a clinical trial; retaining patients who have initiated a clinical trial but may withdraw due to adverse events from the therapy, insufficient efficacy, fatigue with the clinical trial process or other issues; and

•	uncertainties or delays as a result of the ongoing COVID-19 pandemic and the efforts to mitigate it.

Any delays in the commencement of clinical trials will delay our ability to pursue regulatory approval for our product candidates. In addition, many of the factors that cause, or lead to, a delay in the commencement of clinical trials may also ultimately lead to the denial of regulatory approval of a product candidate.

Suspensions or delays in the completion of clinical testing could result in increased costs to us and delay or prevent our ability to complete development of that product candidate or generate product revenues from commercialization if approved.

Once a clinical trial has begun, patient recruitment and enrollment may be slower than we anticipate. Clinical trials may also be delayed as a result of ambiguous or negative interim results or difficulties in obtaining sufficient quantities of product manufactured in accordance with regulatory requirements. Further, a clinical trial may be modified, suspended or terminated by us, an IRB, an ethics committee or a data safety monitoring committee overseeing the clinical trial, any clinical trial site with respect to that site, or the FDA or other regulatory authorities due to a number of factors, including:

•	failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols;

•	inspection of the clinical trial operations or clinical trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold;

•	stopping rules contained in the protocol;

•	unforeseen safety issues or any determination that the clinical trial presents unacceptable health risks;

•	lack of adequate funding to continue the clinical trial;

•	changes in regulatory requirements; and/or

•	advances in medicine and science.

In addition, FDA may not agree that information submitted to our IND is sufficient to support our planned clinical development and may impose a clinical hold. The FDA may require us to conduct additional preclinical studies or make other changes, which could delay development of our product candidates. For example, for our Bone Healing Accelerant (“BHA”) program, FDA has indicated that we must resolve certain chemistry, manufacturing, and controls (“CMC”) comments from the Agency prior to submitting protocols to initiate clinical studies intended to provide the primary evidence of effectiveness to support a marketing authorization. Our inability to resolve these comments from the Agency, or to provide the information needed to support initiation of pivotal trials, could impact our ability to advance our lead candidate through the regulatory approval process. Additionally, changes in the current regulatory requirements and guidance also may occur, and we may need to amend clinical trial protocols to reflect these changes. Amendments may require us to resubmit clinical trial protocols to IRBs for re-examination, which may impact the costs, timing and the likelihood of a successful completion of a clinical trial. If we experience delays in the completion of, or if we must suspend or terminate, any clinical trial of any product candidate, our ability to obtain regulatory approval for that product candidate will be delayed and the commercial prospects, if any, for the product candidate may suffer as a result. In addition, many of these factors may also ultimately lead to the denial of regulatory approval of a product candidate.

We may expend our limited resources to pursue a particular product candidate or multiple product candidates and indications and fail to capitalize on product candidates or indications for which there may be a greater likelihood of success.

Because we have limited financial and managerial resources, we are primarily focused on one lead clinical stage program, our BHA candidate, and one additional candidate, our Tissue Healing Accelerant (“THA”), for which we have not yet initiated any clinical studies. As a result, we may forego or delay pursuit of opportunities with other product candidates or, for other indications for which there may be a greater likelihood of success or may prove to have greater commercial potential. Notwithstanding our investment to date and anticipated future expenditures, we may never successfully develop, any marketed treatments using these products. Research programs to identify new product candidates or pursue alternative indications for current product candidates require substantial technical, financial and administrative support.

Also, pursuing more than one program at a time, may cause the company to deplete the necessary resources to finalize the necessary work on the lead program, BHA, for severe tibia fractures. As all of the programs that Carmell envisions pursuing are costly, time consuming and have inherent regulatory risks, pursing more than one program at any time may dilute the Company’s resources, both human and financial.

Our research and development activities could be affected or delayed as a result of possible restrictions on animal testing.

Certain laws and regulations require us to test our product candidates on animals before initiating clinical trials involving humans. Animal testing activities have been the subject of controversy and adverse publicity. Animal rights groups and other organizations and individuals have attempted to stop animal testing activities by pressing for legislation and regulation in these areas and by disrupting these activities through protests and other means. To the extent the activities of these groups are successful, our research and development activities may be interrupted, delayed or become more expensive.

We may find it difficult to enroll patients in our clinical trials which could delay or prevent the start of clinical trials for our product candidate.

Identifying and qualifying patients to participate in clinical trials of our lead product candidate, BHA, is essential to our success. The timing of our clinical trials depends in part on the rate at which we can recruit patients to participate in clinical trials of our product candidates, and we may experience delays in our clinical trials if we encounter difficulties in enrollment. If we experience delays in our clinical trials, the timeline for obtaining regulatory approval of our product candidate will most likely be delayed.

Many factors may affect our ability to identify, enroll and maintain qualified patients, including the following:

•	eligibility criteria of our ongoing and planned clinical trials with specific characteristics appropriate for inclusion in our clinical trials;

•	design of the clinical trial;

•	size and nature of the patient population;

•	patients’ perceptions as to risks and benefits of the product candidate under study and the participation in a clinical trial generally in relation to other available therapies;

•	the availability and efficacy of competing therapies and clinical trials;

•	pendency of other trials underway in the same patient population;

•	willingness of physicians to participate in our planned clinical trials;

•	severity of the disease or intended use under investigation;

•	proximity of patients to clinical sites;

•	patients who do not complete the trials for personal reasons;

•	issues with Contract Research Organizations (“CROs”), clinical trial investigators, IRBs, and/or with other vendors that may be involved in our clinical trials; and

•	difficulties as a result of the ongoing COVID-19 pandemic and the efforts to mitigate it.

We may not be able to initiate or continue to support clinical trials of our product candidates, for one or more applications, or any future product candidates if we are unable to locate and enroll a sufficient number of eligible participants in these trials as required by the FDA or other regulatory authorities. For example, we plan to pursue a clinical study of BHA in different anatomical locations, evaluating different fractures and fusion sites (such as foot/ankle fusion), as we anticipate that it may be difficult to locate and enroll patients with tibial fractures, who are the target patient population of our planned HEAL II study. Even if we are able to enroll a sufficient number of patients in our clinical trials, if the pace of enrollment is slower than we expect, the development costs for our product candidate may increase and the completion of our trials may be delayed or our trials could become too expensive to complete.

If we experience delays in the completion of, or termination of, any clinical trials of our product candidate, the commercial prospects of our product candidates could be harmed, and our ability to generate product revenue from any of our product candidate, if approved, could be delayed or prevented. In addition, any delays in completing our clinical trials would likely increase our overall costs, impair product candidate development and jeopardize our ability to obtain regulatory approval relative to our current plans. Any of these occurrences may harm our business, financial condition, and prospects significantly.

The results of preclinical studies or earlier clinical trials are not necessarily predictive of future results. Our lead product candidate in clinical trials, and any other product candidates that may advance into clinical trials, may not have favorable results in later clinical trials or receive regulatory approval.

Success in preclinical studies and early clinical trials does not ensure that later clinical trials will generate adequate data to demonstrate the efficacy and safety of a product candidate. A number of companies in the pharmaceutical and biotechnology industries, including those with greater resources and experience than us, have suffered significant setbacks in clinical trials, even after seeing promising results in earlier preclinical studies or clinical trials.

Despite the results reported in earlier preclinical studies or clinical trials for our product candidate, we do not know whether the clinical trials we may conduct will demonstrate adequate efficacy and safety to result in regulatory approval to market our product candidate for a particular indication, in any particular jurisdiction. Efficacy data from prospectively designed trials may differ significantly from those obtained from retrospective subgroup analyses. We have only conducted one early-stage clinical trial with our BHA candidate, and this initial clinical trial was not powered for statistical significance. If later-stage clinical trials do not produce favorable results, our ability to achieve regulatory approval for our product candidate may be adversely impacted. Even if we believe that we have adequate data to support an application for regulatory approval to market our current product candidate or any future product candidates, the FDA or other regulatory authorities may not agree and may require that we conduct additional preclinical testing or clinical trials.

Our product candidates or future product candidates may cause undesirable side effects or have other properties that could halt their clinical development, prevent their regulatory approval, limit their commercial potential, or result in significant negative consequences.

Adverse events or other undesirable side effects caused by our product candidates or future product candidates could cause us or regulatory authorities to interrupt, delay, or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by regulatory authorities. Side effects related to a drug or biologic could affect patient recruitment, the ability of enrolled patients to complete the study, and/or result in potential product liability claims. Moreover, even though we believe our product candidates may have a favorable tolerability profile when compared to currently approved products, regulatory authorities may not agree. For example, in the single clinical trial we have completed with BHA, we reported a lower rate of infections among patients in the treatment group than in the control group. However, FDA noted that the rates of infection in the control group observed during our trial were much higher than what has been observed in clinical practice and published literature, and we will need to closely monitor infection rates during our planned clinical trials of BHA.

Additionally, if one or more of our product candidates receives marketing approval, and we or others later identify undesirable side effects or adverse events caused by such products or the severity and prevalence is greater than anticipated, a number of potentially significant negative consequences could result.

Regulatory authorities may withdraw approvals of such products or impose restrictions on distribution. They may require additional warnings or contraindications on the product label that could diminish the usage or otherwise limit the commercial success of the product. We may be required to change the way the product is administered, conduct additional clinical trials or post-approval studies. We may be forced to suspend marketing of the product or required to create a Risk Evaluation and Mitigation Strategy (“REMS”). In addition, our reputation may suffer. Any of these events could prevent us from achieving or maintaining market acceptance of the particular product candidate, if approved, and could significantly harm our business, results of operations, and prospects.

Fast track designation by the FDA or any future designations may not lead to a faster development, regulatory review or approval process and it does not increase the likelihood that any of our product candidates will receive marketing approval.

We have received fast track designation for BHA to accelerate bone healing when used as an adjunct for treating acute Gustilo-Anderson Type IIIA or IIIB open tibia fractures that have been stabilized with mechanical fixation after appropriate wound management. We may, in the future, apply for additional fast track designations or other expedited programs from the FDA (such as breakthrough therapy or accelerated approval). Designation for these programs is within the discretion of the FDA. Accordingly, even if we believe a product candidate meets the criteria for such designation, the FDA may disagree. In any event, the receipt of a designation may not result in a faster development process, review or approval compared to products considered for approval under conventional FDA procedures and, in any event, does not assure ultimate approval by the FDA. In addition, even though our BHA product candidate has received fast track designation, the FDA may later decide that it no longer meets the criteria for designation and revoke it. If we apply for designation to additional accelerated programs or fast track designation for future product candidates, the FDA might not grant the designation. Any of the above could adversely affect our business, financial condition and results of operations.

If the FDA or any other regulatory authorities outside of the United States change the classification of a product candidate, we may be subject to additional regulations or requirements.

Our lead product candidate, BHA, has been classified by the FDA as a biologic/device combination product, containing the Company’s core technology of PBM plus ß Tri-Calcium Phosphate (“ß-TCP”). Although ß-TCP has previously been cleared by the FDA as a standalone medical device, our product candidate containing ß-TCP, BHA, has been assigned to the Center for Biologics Evaluation and Research (“CBER”) as the lead agency center for review and regulation, and we plan to complete studies to support a BLA as the basis for marketing authorization. If the FDA determines that BHA or another product candidate should be classified as a different type of product, we may be subject to additional regulations and requirements.

In the European Union, we intend to pursue a CE Mark for BHA under the EU MDR with an anticipated label as a bone void filler. We have not sought or received advice from the EMA on whether the BHA is classified as a medical device or biological product. If the EMA determines that BHA should be classified as a biological product, we may be subject to the more stringent European Union pharmaceutical regulations and requirements.

Additional time may be required to obtain regulatory approval for our lead product candidate and future product candidates because of their status as combination products.

Our lead product candidate, BHA, is a biologic-device combination product that requires coordination within the FDA and comparable foreign regulatory authorities for review of its device and biologic components, and our future product candidates may similarly be regulated as combination products. Although the FDA and comparable foreign regulatory authorities have systems in place for the review and approval of combination products such as ours, we may experience delays in the development and commercialization of our product candidates due to regulatory timing constraints and uncertainties in the product development and approval process.

Risks associated with operating in foreign countries could materially adversely affect our product development.

We have previously conducted a clinical study outside the U.S. and may conduct future studies in countries outside of the U.S. Consequently, we may be subject to risks related to operating in foreign countries. Risks associated with conducting operations in foreign countries include:

•	differing regulatory requirements for conducting clinical trials and obtaining regulatory approvals;

•	more stringent privacy requirements for data to be supplied to our operations in the U.S., (e.g., General Data Protection Regulation in the European Union);

•	unexpected changes in tariffs, trade barriers and regulatory requirements;

•	economic weakness, including inflation, or political instability in particular foreign economies and markets;

•	compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;

•	foreign taxes, including withholding of payroll taxes;

•	differing payor reimbursement regimes, governmental payors or patient self-pay systems and price controls;

•	foreign currency fluctuations, which could result in increased operating expenses or reduced revenues, and other obligations incident to doing business or operating in another country;

•	workforce uncertainty in countries where labor unrest is more common than in the U.S.;

•	production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and

•	business interruptions resulting from geopolitical actions, including war and terrorism, and as a result of the ongoing COVID-19 pandemic and the efforts to mitigate it.

We have conducted and may in the future conduct clinical trials for current or future product candidates outside the U.S., and the FDA and comparable foreign regulatory authorities may not accept data from such trials.

Our only clinical study completed to date was conducted outside the U.S., in South Africa, and while we plan to conduct our next clinical trial primarily in the U.S., we may also conduct future clinical trials outside the U.S. The acceptance of study data from clinical trials conducted outside the U.S. or another jurisdiction by the FDA or comparable foreign regulatory authority may be subject to certain conditions or may not be accepted at all. In cases where data from foreign clinical trials are intended to serve as the sole basis for marketing approval in the U.S., the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the U.S. population and U.S. medical practice; (ii) the trials were performed by clinical investigators of recognized competence and pursuant to Good Clinical Practice (“GCP”) regulations; and (iii) the data may be considered valid without the need for an on-site inspection by the FDA, or if the FDA considers such inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. In addition, even where the foreign study data are not intended to serve as the sole basis for approval, the FDA will not accept the data as support for an application for marketing approval unless the study is well-designed and well-conducted in accordance with GCP and the FDA is able to validate the data from the study through an onsite inspection if deemed necessary. Many foreign regulatory authorities have similar approval requirements. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA or any comparable foreign regulatory authority will accept data from trials conducted outside of the U.S. or the applicable jurisdiction. If the FDA or any comparable foreign regulatory authority does not accept such data, it would result in the need for additional trials, which could be costly and time-consuming, and which may result in current or future product candidates that we may develop not receiving approval for commercialization in the applicable jurisdiction.

Failure to obtain regulatory approval in international jurisdictions would prevent our product candidates from being marketed abroad.

In addition to regulations in the U.S., to market and sell our product candidate in the European Union, United Kingdom, many Asian countries and other jurisdictions, we must obtain separate regulatory approvals and comply with numerous and varying regulatory requirements. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the U.S. does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. The regulatory approval process outside the U.S. generally includes all of the risks associated with obtaining FDA approval as well as risks attributable to the satisfaction of local regulations in foreign jurisdictions. The approval procedure varies among countries and can involve additional testing, and regulatory authorities outside the U.S. may not agree with the FDA’s determination of the primary mode of action and regulatory classification of our product candidates, which may result in additional clinical trials, or additional work on our part to comply with other regulatory standards. The time required to obtain approval outside the U.S. may differ substantially from that required to obtain FDA approval. We may not be able to obtain approvals from regulatory authorities outside the U.S. on a timely basis, if at all. Clinical trials accepted in one country may not be accepted by regulatory authorities in other countries. In addition, many countries outside the U.S. require that a product be approved for reimbursement before it can be approved for sale in that country. A product candidate that has been approved for sale in a particular country may not receive reimbursement approval in that country.

We may not be able to file for regulatory approvals and may not receive necessary approvals to commercialize our product candidates in any market. If we are unable to obtain approval of any of our current product candidates or any future product candidates we may pursue by regulatory authorities in the European Union, United Kingdom, Asia or elsewhere, the commercial prospects of that product candidate may be significantly diminished, our business prospects could decline and this could materially adversely affect our business, results of operations and financial condition.

Even if our current product candidates received regulatory approval, they may still face future development and regulatory difficulties.

Even if we obtain regulatory approval for our product candidates, that approval would be subject to ongoing requirements by the FDA and comparable foreign regulatory authorities governing the manufacture, quality control, further development, labeling, packaging, storage, distribution, adverse event reporting, safety surveillance, import, export, advertising, promotion, recordkeeping and reporting of safety and other post-marketing information. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance by us and/or our Contract Manufacturing Organizations (“CMOs”), and CROs or clinical trial investigators for any post-approval clinical trials that we may conduct. The safety profile of any product candidate, if approved, will continue to be closely monitored by the FDA and comparable foreign regulatory authorities after approval. If the FDA or comparable foreign regulatory authorities become aware of new safety information after approval of our product candidate, they may require labeling changes or establishment of a REMS, impose significant restrictions on such product’s indicated uses or marketing or impose ongoing requirements for potentially costly post-approval studies or post-market surveillance.

In addition, manufacturers of drugs, biologics, devices and their facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with Current Good Manufacturing Practice (“cGMPs”), GCP, and other regulations. If we or a regulatory agency discover previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, a regulatory agency may impose restrictions on that product, the manufacturing facility or us, including requiring recall or withdrawal of the product from the market or suspension of manufacturing. If we fail to comply with applicable regulatory requirements, a regulatory agency may:

•	issue Form FDA 483s, warning letters or untitled letters;

•	mandate modifications to promotional materials or require us to provide corrective information to healthcare practitioners and payors;

•	require us to enter into a consent decree, which can include imposition of various fines, reimbursements for inspection costs, required due dates for specific actions and penalties for noncompliance;

•	seek an injunction or impose civil or criminal penalties or monetary fines;

•	suspend or withdraw regulatory approval;

•	suspend any ongoing clinical trials;

•	refuse to approve pending applications or supplements to applications filed by us;

•	suspend or impose restrictions on operations, including costly new manufacturing requirements; or

•	seize or detain products, refuse to permit the import or export of products, or require us to initiate a product recall.

The occurrence of any event or penalty described above may inhibit our ability to successfully commercialize our product candidates, if approved, and generate revenues.

Advertising and promotion of any product candidates that obtains approval in the U.S. is heavily scrutinized by the FDA, the Department of Justice, the Office of Inspector General of Health and Human Services, state attorneys general, members of Congress and the public. A company can make only those claims relating to safety and efficacy, purity and potency that are consistent with the FDA approved label. Additionally, advertising and promotion of any product candidate that obtains approval outside of the U.S. is heavily scrutinized by comparable foreign regulatory authorities.

Violations, including actual or alleged promotion of our product for unapproved or off-label uses, are subject to enforcement letters, inquiries and investigations, and civil and criminal sanctions by the FDA, as well as prosecution under various healthcare laws, including the federal False Claims Act. Any actual or alleged failure to comply with labeling and promotion requirements may have a negative impact on our business.

We may fail to retain or recruit necessary personnel, and we may be unable to secure the services of consultants.

As of the date of this filing, we have seven full-time employees and eight part-time employees. We also have engaged and plan to continue to engage regulatory consultants to advise us on our dealings with the FDA and other foreign regulatory authorities and have been and will be required to retain additional consultants and employees.

Certain of our directors, officers, scientific advisors, and consultants serve as officers, directors, scientific advisors, or consultants of other healthcare and life science companies or institutes that might be developing competitive products. None of our directors are obligated under any agreement or understanding with us to make any additional products or technologies available to us. Similarly, we can give no assurances, and we do not expect and investors should not expect, that any biomedical or pharmaceutical product or technology identified by any of our directors or affiliates in the future would be made available to us other than corporate opportunities. We can give no assurances that any such other companies will not have interests that are in conflict with its interests.

Losing key personnel or failing to recruit necessary additional personnel would impede our ability to attain our development objectives. There is intense competition for qualified personnel in the biomedical-development field, and we may not be able to attract and retain the qualified personnel we need to develop our business. We rely on independent organizations, advisors and consultants to perform certain services for us, including handling substantially all aspects of seeking regulatory approval, conduct of our preclinical studies and clinical trials, manufacturing, and expect to rely on organizations and individuals for the marketing, and sales of our product candidates, if approved. We expect that this will continue to be the case. Such services may not always be available to us on a timely basis.

We rely on third parties to supply our raw materials, and if certain manufacturing-related services do not timely supply these products and services, it may delay or impair our ability to develop, manufacture and market our product candidates, if approved.

We rely on suppliers for raw materials and other third parties for certain manufacturing-related services to produce material that meets appropriate content, quality and stability standards and to use in clinical trials of our product candidates. To succeed, clinical trials require adequate supplies of such materials, which may be difficult or uneconomical to procure or manufacture. We and our suppliers and vendors may not be able to (i) produce our product candidates to appropriate standards for use in clinical studies, (ii) perform under any definitive manufacturing, supply or service agreements or (iii) remain in business for a sufficient time to successfully produce and market our product candidates, if approved. If we do not maintain important manufacturing and service relationships, we may fail to find a replacement supplier or required vendor or develop our own manufacturing capabilities which could delay or impair our ability to obtain regulatory approval for our product candidates and substantially increase our costs or deplete profit margins, if any. If we do find replacement providers, we may not be able to enter into agreements with suppliers on favorable terms and conditions, or there could be a substantial delay before a new third party could be qualified and registered with the FDA and foreign regulatory authorities as a provider.

We rely on third parties to conduct our preclinical studies and clinical trials. If these third parties do not successfully carry out their contractual duties or do not meet regulatory requirements or expected deadlines, we may not be able to obtain timely regulatory approval for or commercialize our product candidates and our business could be substantially harmed.

We depend upon third-party investigators and scientific collaborators, such as universities and medical institutions and CROs, to monitor and manage clinical trials and collect data during our preclinical studies and clinical programs. We plan to rely on these parties for execution of our preclinical studies and clinical trials, and control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that their conduct meets regulatory requirements and that each of our studies and trials is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards, and our reliance on CROs does not relieve us of our regulatory responsibilities. Thus, we and our CROs are required to comply with GCPs, which are regulations and guidelines promulgated by the FDA and comparable foreign regulatory authorities for all of our product candidates in clinical development. Regulatory authorities enforce these GCPs through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of our CROs fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may not accept the data or may require us to perform additional clinical trials before considering our filing for regulatory approval or approving our marketing application. We cannot assure you that upon inspection by a regulatory authority, such regulatory authority will determine that any of our clinical trials complies with GCPs. While we have agreements governing activities of our CROs, we may have limited influence over their actual performance and the qualifications of their personnel conducting work on our behalf. Failure to comply with applicable regulations in the conduct of the clinical studies for our product candidates may require us to repeat clinical trials, which would delay the regulatory approval process.

We may be subject to claims that our consultants or independent contractors have wrongfully used or disclosed alleged trade secrets of their other clients or former employers to us.

As is common in the pharmaceutical and medical device industry, we engage the services of consultants to assist in the development of our product candidates. Many of these consultants were previously employed at, or may have previously been or are currently providing consulting services to, other healthcare and life science companies, including our competitors or potential competitors.

Business interruptions could adversely affect future operations and financial conditions, and may increase our costs and expenses.

Our operations, and those of our directors, employees, advisors, contractors, consultants, CROs, and collaborators, could be adversely affected by earthquakes, floods, hurricanes, typhoons, extreme weather conditions, fires, water shortages, power failures, business systems failures, medical epidemics, including the ongoing COVID-19 pandemic, and other natural and man-made disaster or business interruptions. Our phones, electronic devices and computer systems and those of our directors, employees, advisors, contractors, consultants, CROs, and collaborators are vulnerable to damages, theft and accidental loss, negligence, unauthorized access, terrorism, war, electronic and telecommunications failures, and other natural and man- made disasters. Operating as a virtual company, our employees conduct business outside of our headquarters and leased or owned facilities. These locations may be subject to additional security and other risk factors due to the limited control of our employees. If such an event as described above were to occur in the future, it may cause interruptions in our operations, delay research and development programs, clinical trials, regulatory activities, manufacturing and quality assurance activities, sales and marketing activities, hiring, training of employees and persons within associated third parties, and other business activities. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data.

Likewise, we will rely on third parties to manufacture our product candidates and conduct clinical trials, and similar events as those described in the prior paragraph relating to their business systems, equipment and facilities could also have a material adverse effect on our business. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development and commercialization of our product candidate, if approved, could be delayed or altogether terminated.

Our employees or others acting on our behalf may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements, which could cause significant liability for us and harm our reputation.

We may be exposed to the risk of fraud or other misconduct by employees or others acting on our behalf, including intentional failures to comply with FDA regulations or similar regulations of comparable foreign regulatory authorities, provide accurate information to the FDA or comparable foreign regulatory authorities, comply with manufacturing standards we have established, comply with federal and state healthcare fraud and abuse laws and regulations and similar laws and regulations established and enforced by comparable foreign regulatory authorities, report financial information or data accurately or disclose unauthorized activities to us. Misconduct by employees or others acting on our behalf could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. It is not always possible to identify and deter such misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions or investigations are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions or investigations could have a significant impact on our business, results of operations and reputation including the imposition of significant civil, criminal and administrative penalties, damages, fines, imprisonment, exclusion from government funded healthcare programs, such as Medicare and Medicaid, and integrity oversight and reporting obligations.

Risks Related to our Intellectual Property

We rely on patents and patent applications and various regulatory exclusivities to protect some of our product candidates, and our ability to compete may be limited or eliminated if we are not able to protect our products.

The patent positions of medical device companies are uncertain and involve complex legal and factual questions. We may incur significant expenses in protecting our intellectual property and defending or assessing claims with respect to intellectual property owned by others. Any patent or other infringement litigation by or against us could cause us to incur significant expenses and divert the attention of our management.

Others may file patent applications or obtain patents on similar technologies that compete with our products. We cannot predict how broad the claims in any such patents or applications will be and whether they will be allowed. Once claims have been issued, we cannot predict how they will be construed or enforced. We may infringe upon intellectual property rights of others without being aware of it. If another party claims we are infringing their technology, we could have to defend an expensive and time consuming lawsuit, pay a large sum if we are found to be infringing, or be prohibited from selling or licensing our products unless we obtain a license or redesign our products, which may not be possible.

We also rely on trade secrets and proprietary know-how to develop and maintain our competitive position. Some of our current or former employees, consultants, scientific advisors, contractors, current or prospective corporate collaborators, may unintentionally or willfully disclose our confidential information to competitors or use our proprietary technology for their own benefits. Furthermore, enforcing a claim alleging the infringement of our trade secrets would be expensive and difficult to prove, making the outcome uncertain. Our competitors may also independently develop similar knowledge, methods, and know-how or gain access to our proprietary information through some other means.

We may incur substantial costs as a result of litigation or other proceedings relating to patent and other intellectual property rights, as well as costs associated with lawsuits.

If any other person filed patent applications, or is issued patents, claiming technology also claimed by us, we may be required to participate in interference or derivation proceedings in the U.S. Patent and Trademark Office to determine priority and/or ownership of the invention. Our licensors or we may also need to participate in interference proceedings involving issued patents and pending applications of another entity.

The intellectual property environment in our industry is particularly complex, constantly evolving and highly fragmented. Other companies and institutions have issued patents and have filed or will file patent applications that may issue into patents that cover or attempt to cover products, processes or technologies similar to us. We have not conducted freedom-to-use patent searches on all aspects of our product candidates or potential product candidates, and may be unaware of relevant patents and patent applications of third parties. In addition, the freedom-to-use patent searches that have been conducted may not have identified all relevant issued patents or pending patent applications. We cannot provide assurance that our proposed products in this area will not ultimately be held to infringe one or more valid claims owned by third parties which may exist or come to exist in the future or that in such case we will be able to obtain a license from such parties on acceptable terms.

We cannot guarantee that our technologies will not conflict with the rights of others. In some foreign jurisdictions, we could become involved in opposition proceedings, either by opposing the validity of others’ foreign patents or by persons opposing the validity of our foreign patents.

We may also face frivolous litigation or lawsuits from various competitors or from litigious securities attorneys. The cost of any litigation or other proceeding relating to these areas, even if deemed frivolous or resolved in our favor, could be substantial and could distract management from its business. Uncertainties resulting from initiation and continuation of any litigation could have a material adverse effect on our ability to continue our operations.

If we infringe the rights of others, we could be prevented from selling products or forced to pay damages.

If our products, methods, processes, and other technologies are found to infringe the rights of other parties, we could be required to pay damages, or may be required to cease using the technology or to license rights from the prevailing party. Any prevailing party may be unwilling to offer us a license on commercially acceptable terms.

We cannot be certain we will be able to obtain patent protection to protect our product candidates and technology.

We cannot be certain that all patents applied for will be issued. If a third party has also filed a patent application relating to an invention claimed by us or one or more of our licensors, we may be required to participate in an interference or derivation proceeding declared or instituted by the United States Patent and Trademark Office, which could result in substantial uncertainties and cost for us, even if the eventual outcome is favorable to us. The degree of future patent protection for our product candidates and technology is uncertain. For example:

•	we or our licensors might not have been the first to make the inventions covered by our issued patents, or pending or future patent applications;

•	we or our licensors might not have been the first to file patent applications for the inventions;

•	others may independently develop duplicative, similar or alternative technologies;

•

it is possible that our patent applications will not result in an issued patent or patents, or that the scope of protection granted by any patents arising from our patent applications will be significantly narrower than expected;

•

any patents under which we hold ultimate rights may not provide us with a basis for commercially- viable products, may not provide us with any competitive advantages or may be challenged by third parties as not infringed, invalid, or unenforceable under United States or foreign laws;

•	any patent issued to us in the future or under which we hold rights may not be valid or enforceable; or

•

we may develop additional technologies that are not patentable and which may not be adequately protected through trade secrets; for example, if a competitor independently develops duplicative, similar, or alternative technologies.

If we fail to comply with our obligations in the agreements under which we may license intellectual property rights from third parties or otherwise experience disruptions to our business relationships with our licensors, we could lose rights that are important to our business.

We have entered and may be required to enter into intellectual property license agreements that are important to our business, including our license agreements with CMU. These license agreements have imposed various diligence, milestone payment, royalty and other obligations on us. For example, we may enter into exclusive license agreements with various third parties (for example, universities and research institutions), we may be required to use commercially reasonable efforts to engage in various development and commercialization activities with respect to licensed products, and may need to satisfy specified milestones and royalty payment obligations. If we fail to comply with any obligations under our agreements with any of these licensors, we may be subject to termination of the license agreements in whole or in part; increased financial obligations to our licensors or loss of exclusivity in a particular field or territory, in which case our ability to develop or commercialize products covered by the license agreements will be impaired.

In addition, disputes may arise regarding intellectual property subject to a license agreement, including:

•	the scope of rights granted under the license agreement and other interpretation-related issues;

•	the extent to which our technology, products, methods and processes infringe on intellectual property of the licensor that is not subject to the licensing agreement;

•	our diligence obligations under the license agreement and what activities satisfy those obligations;

•

if a third party expresses interest in an area under a license that we are not pursuing, under the certain terms of our license agreement, we may be required to sublicense rights in that area to the third party, and that sublicense could harm our business; and

•	the ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our licensors and us.

If disputes over the intellectual property that we have licensed prevent or impair our ability to maintain our current licensing arrangements on acceptable terms, we may be unable to successfully develop and commercialize the affected product candidates.

We may need to obtain licenses from third parties to advance our research to allow commercialization of our product candidates. We may fail to obtain any of these licenses at a reasonable cost or on reasonable terms, if at all. In that event, we would be unable to further develop and commercialize one or more of our product candidates, which could harm our business significantly.

We may infringe the intellectual property rights of others, which may prevent or delay our product development efforts and stop us from commercializing or increase the costs of commercializing our product candidates.

Our success will depend in part on our ability to operate without infringing the proprietary rights of third parties. We cannot guarantee that our products or product candidates, or manufacture or use of our products or product candidates, will not infringe third-party patents. Furthermore, a third party may claim that we are using inventions covered by the third party’s patent rights and may go to court to stop us from engaging in our normal operations and activities, including making or selling our product candidates or products. These lawsuits are costly and could affect our results of operations and divert the attention of managerial and scientific personnel. Some of these third parties may be better capitalized and have more resources than us. There is a risk that a court would decide that we are infringing the third party’s patents and would order us to stop the activities covered by the patents. In that event, we may not have a viable way to get around the patent and may need to halt commercialization of the relevant product candidate(s) or product(s). In addition, there is a risk that a court will order us to pay the other party damages for having violated the other party’s patents. In addition, we may be obligated to indemnify our licensors and collaborators against certain intellectual property infringement claims brought by third parties, which could require us to expend additional resources. The pharmaceutical, medical device and biotechnology industries have produced a proliferation of patents, and it is not always clear to industry participants, including us, which patents cover various types of products or methods. The coverage of patents is subject to interpretation by the courts, and the interpretation is not always uniform.

If we are sued for patent infringement, we would need to demonstrate that our products or methods either do not infringe the claims of the relevant patent or that the patent claims are invalid or unenforceable, and we may not be able to do this. Proving invalidity is difficult. For example, in the United States, proving invalidity requires a showing of clear and convincing evidence to overcome the presumption of validity enjoyed by issued patents. Even if we are successful in these proceedings, we may incur substantial costs and divert management’s time and attention in pursuing these proceedings, which could have a material adverse effect on us. If we are unable to avoid infringing the patent rights of others, we may be required to seek a license, which may not be available, and then we will have to defend an infringement action or challenge the validity of the patent in court. Patent litigation is costly and time consuming. We may not have sufficient resources to bring these actions to a successful conclusion. In addition, if we do not obtain a license, fail to develop or obtain non-infringing technology, fail to defend an infringement action successfully or have infringed patents declared invalid or unenforceable, we may incur substantial monetary damages, encounter significant delays in bringing our product candidates to market and be precluded from manufacturing or selling our product candidates.

We cannot be certain that others have not filed patent applications for technology covered by our pending applications, or that we were the first to invent the technology, because:

•	some patent applications in the United States may be maintained in secrecy until the patents are issued;

•	patent applications in the United States are typically not published until 18 months after the priority date; and

•	publications in the scientific literature often lag behind actual discoveries.

Our competitors may have filed, and may in the future file, patent applications covering technology similar to ours. Any such patent applications may have priority over our patent applications, which could further require us to obtain rights to issued patents covering such technologies. If another party has filed US patent applications on inventions similar to ours that claims priority to any applications filed prior to the priority dates of our applications, we may have to participate in an interference proceeding declared or a derivation proceed instituted by the USPTO to determine priority of invention in the United States. The costs of these proceedings could be substantial, and it is possible that such efforts would be unsuccessful if, unbeknownst to us, the other party had independently arrived at the same or similar inventions prior to our own inventions, resulting in a loss of our U.S. patent position with respect to such inventions. Other countries have similar laws that permit secrecy of patent applications, and thus the third party’s patent or patent application may be entitled to priority over our applications in such jurisdictions.

Some of our competitors may be able to sustain the costs of complex patent litigation more effectively than we can because they have substantially greater resources. In addition, any uncertainties resulting from the initiation and continuation of any litigation could have a material adverse effect on our ability to raise the funds necessary to continue our operations.

We may be subject to claims that our employees, consultants or independent contractors have wrongfully used or disclosed alleged trade secrets.

As is common in the medical device, biotechnology and pharmaceutical industries, we employ, and may employ in the future, individuals who were previously employed at other medical device, biotechnology or pharmaceutical companies, including our competitors or potential competitors. Although we try to ensure that our employees, consultants and independent contractors do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that we or our employees, consultants or independent contractors have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers. Litigation may be necessary to defend against these claims. If we fail in defending any such claims, in addition to paying monetary damages, we could lose valuable intellectual property rights or personnel, which could adversely impact our business. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management.

Our intellectual property may not be sufficient to protect our products from competition, which may negatively affect our business as well as limit our partnership or acquisition appeal.

We may be subject to competition despite the existence of intellectual property we license or own. We can give no assurances that our intellectual property will be sufficient to prevent third parties from designing around the patents we own or license and developing and commercializing competitive products. The existence of competitive products that avoid our intellectual property could materially adversely affect our operating results and financial condition. Furthermore, limitations, or perceived limitations, in our intellectual property may limit the interest of third parties to partner, collaborate or otherwise transact with us, if third parties perceive a higher than acceptable risk to commercialization of our products or future products.

Our approach involves filing patent applications covering new methods of use and/or new formulations of previously known, studied and/or marketed devices. Although the protection afforded by patents issued from our patent applications may be significant, when looking at our patents’ ability to block competition, the protection offered by our patents may be, to some extent, more limited than the protection provided by patents claiming the composition of matter previously unknown. If a competitor were able to successfully design around any method of use and formulation patents we may have in the future, our business and competitive advantage could be significantly affected.

We may elect to sue a third party, or otherwise make a claim, alleging infringement or other violation of patents, trademarks, trade dress, copyrights, trade secrets, domain names or other intellectual property rights that we either own or license. If we do not prevail in enforcing our intellectual property rights in this type of litigation, we may be subject to:

•	paying monetary damages related to the legal expenses of the third party;

•

facing additional competition that may have a significant adverse effect on our product pricing, market share, business operations, financial condition, and the commercial viability of our products; and

•

restructuring our company or delaying or terminating select business opportunities, including, but not limited to, research and development, clinical trials, and commercialization activities, due to a potential deterioration of our financial condition or market competitiveness.

A third party may also challenge the validity, enforceability or scope of the intellectual property rights that we license or own; and, the result of these challenges may narrow the claim scope of or invalidate patents that are integral to our product candidates in the future. There can be no assurance that we will be able to successfully defend patents we own or licensed in an action against third parties due to the unpredictability of litigation and the high costs associated with intellectual property litigation, amongst other factors.

The laws of some jurisdictions do not protect intellectual property rights to the same extent as the laws or rules and regulations in the United States and Europe, and many companies have encountered significant difficulties in protecting and defending such rights in such jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents, trade secrets and other intellectual property protection, which could make it difficult for us to stop the infringement of our patents or marketing of competing products in violation of our proprietary rights generally. Proceedings to enforce our patent rights in other jurisdictions, whether or not successful, could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated, rendered unenforceable or interpreted narrowly and our patent applications at risk of not issuing, and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate, and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license. Furthermore, while we intend to protect our intellectual property rights in our expected significant markets, we cannot ensure that we will be able to initiate or maintain similar efforts in all jurisdictions in which we may wish to market our products or product candidates. Accordingly, our efforts to protect our intellectual property rights in such countries may be inadequate, which may have an adverse effect on our ability to successfully commercialize our product candidates in all of our expected significant foreign markets. If we or our licensors encounter difficulties in protecting, or are otherwise precluded from effectively protecting, the intellectual property rights important for our business in such jurisdictions, the value of these rights may be diminished, and we may face additional competition from others in those jurisdictions.

Changes to patent law, for example the Leahy-Smith America Invests Act, AIA or Leahy-Smith Act, of 2011 and the Patent Reform Act of 2009 and other future article of legislation in the U.S., may substantially change the regulations and procedures surrounding patent applications, issuance of patents, prosecution of patents, challenges to patent validity, and patent enforcement. We can give no assurances that our patents and those of our licensor(s) can be defended or will protect us against future intellectual property challenges, particularly as they pertain to changes in patent law and future patent law interpretations.

In addition, enforcing and maintaining our intellectual property protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by the U.S. Patent and Trademark Office and courts, and foreign government patent agencies and courts, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

If we are not able to protect and control our unpatented trade secrets, know-how and other technological innovation, we may suffer competitive harm.

We also rely on proprietary trade secrets and unpatented know-how to protect our research and development activities, particularly when we do not believe that patent protection is appropriate or available. However, trade secrets are difficult to protect. We will attempt to protect our trade secrets and unpatented know-how by requiring our employees, consultants, collaborators, and advisors to execute a confidentiality and non-use agreement. We cannot guarantee that these agreements will provide meaningful protection, that these agreements will not be breached, that we will have an adequate remedy for any such breach, or that our trade secrets will not otherwise become known or independently developed by a third party. Our trade secrets, and those of our present or future collaborators that we utilize by agreement, may become known or may be independently discovered by others, which could adversely affect the competitive position of our product candidates.

We may incur substantial costs enforcing our patents, defending against third-party patents, invalidating third-party patents or licensing third-party intellectual property, as a result of litigation or other proceedings relating to patent and other intellectual property rights.

We may be unaware of or unfamiliar with prior art and/or interpretations of prior art that could potentially impact the validity or scope of our patents, pending patent applications, or patent applications that we will file. We may have elected, or elect now or in the future, not to maintain or pursue intellectual property rights that, at some point in time, may be considered relevant to or enforceable against a competitor.

We take efforts and enter into agreements with employees, consultants, collaborators, and advisors to confirm ownership and chain of title in intellectual property rights. However, an inventorship or ownership dispute could arise that may permit one or more third parties to practice or enforce our intellectual property rights, including possible efforts to enforce rights against us.

We may not have rights under some patents or patent applications that may cover technologies that we use in our research, product candidates and particular uses thereof that we seek to develop and commercialize, as well as synthesis of our product candidates. Third parties may own or control these patents and patent applications in the United States and elsewhere. These third parties could bring claims against us or our collaborators that would cause us to incur substantial expenses and, if successful against us, could cause us to pay substantial damages. Further, if a patent infringement suit were brought against us or our collaborators, we or they could be forced to stop or delay research, development, manufacturing or sales of the product or product candidate that is the subject of the suit. We or our collaborators therefore may choose to seek, or be required to seek, a license from the third-party and would most likely be required to pay license fees or royalties or both. These licenses may not be available on acceptable terms, or at all. Even if we or our collaborators were able to obtain a license, the rights may be nonexclusive, which would give our competitors access to the same intellectual property. Ultimately, we could be prevented from commercializing a product or product candidate, or forced to cease some aspect of our business operations, as a result of patent infringement claims, which could harm our business.

There has been substantial litigation and other legal proceedings regarding patent and other intellectual property rights in the pharmaceutical, medical device and biotechnology industries. Although we are not currently a party to any patent litigation or any other adversarial proceeding, including any interference or derivation proceeding declared or instituted before the United States Patent and Trademark Office, regarding intellectual property rights with respect to our products, product candidates and technology, it is possible that we may become so in the future. We are not currently aware of any actual or potential third-party infringement claim involving our product candidates. The cost to us of any patent litigation or other proceeding, even if resolved in our favor, could be substantial. The outcome of patent litigation is subject to uncertainties that cannot be adequately quantified in advance, including the demeanor and credibility of witnesses and the identity of the adverse party, especially in pharmaceutical, medical device and biotechnology related patent cases that may turn on the testimony of experts as to technical facts upon which experts may reasonably disagree. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their substantially greater financial resources. If a patent or other proceeding is resolved against us, we may be enjoined from researching, developing, manufacturing or commercializing our products or product candidates without a license from the other party and we may be held liable for significant damages. We may not be able to obtain any required license on commercially acceptable terms or at all.

Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could harm our ability to compete in the marketplace. Patent litigation and other proceedings may also absorb significant management time.

If we are unable to protect our intellectual property rights, our competitors may develop and market products with similar features that may reduce demand for our potential products.

The following factors are important to our success:

•	receiving patent protection for our product candidates;

•	preventing others from infringing our intellectual property rights; and

•	maintaining our patent rights and trade secrets.

We will be able to protect our intellectual property rights in patents and trade secrets from unauthorized use by third parties only to the extent that such intellectual property rights are covered by valid and enforceable patents or are effectively maintained as trade secrets. Because issues of patentability involve complex legal and factual questions, the issuance, scope and enforceability of patents cannot be predicted with certainty. Patents may be challenged, invalidated, found unenforceable, or circumvented. United States patents and patent applications may be subject to interference and derivation proceedings, United States patents may also be subject to post grant proceedings, including re-examination, derivation, Inter Partes Review and Post Grant Review, in the United States Patent and

Trademark Office and foreign patents may be subject to opposition or comparable proceedings in corresponding foreign patent offices, which could result in either loss of the patent or denial of the patent application or loss or reduction in the scope of one or more of the claims of the patent or patent application. In addition, such interference, derivation, post grant and opposition proceedings may be costly. Thus, any patents that we own or license from others may not provide any protection against competitors. Furthermore, an adverse decision in an interference or derivation proceeding can result in a third-party receiving the patent rights sought by us, which in turn could affect our ability to market a potential product to which that patent filing was directed. Our pending patent applications, those that we may file in the future, or those that we may license from third parties may not result in patents being issued. If issued, they may not provide us with proprietary protection or competitive advantages against competitors with similar technology.

Furthermore, others may independently develop similar technologies or duplicate any technology that we have developed. Many countries, including certain countries in Europe, have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties. For example, compulsory licenses may be required in cases where the patent owner has failed to “work” the invention in that country, or the third-party has patented improvements. In addition, many countries limit the enforceability of patents against government agencies or government contractors. In these countries, the patent owner may have limited remedies, which could materially diminish the value of our patents. Moreover, the legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents and other intellectual property protection, which makes it difficult to stop infringement.

In addition, our ability to enforce our patent rights depends on our ability to detect infringement. It is difficult to detect infringers who do not advertise or otherwise promote the compositions that are used in their products. Any litigation to enforce or defend our patent rights, even if we prevail, could be costly and time-consuming and would divert the attention of management and key personnel from business operations.

We will also rely on trade secrets, know-how and technology, which are not protected by patents, to maintain our competitive position. We will seek to protect this information by entering into confidentiality agreements with parties that have access to it, such as strategic partners, collaborators, employees, contractors and consultants. Any of these parties may breach these agreements and disclose our confidential information or our competitors might learn of the information in some other way. If any trade secret, know-how or other technology not protected by a patent were disclosed to, or independently developed by, a competitor, our business, financial condition and results of operations could be materially adversely affected.

Risks Relating to Commercializing of our Current Product Candidates and Future Product Candidates, if Approved

Our commercial success depends upon attaining significant market acceptance of our current product candidates and future product candidates, if approved, among physicians, patients, healthcare payors and treatment centers.

Even if we obtain regulatory approval for our current product candidates or any future product candidates, the products may not gain market acceptance among physicians, healthcare payors, patients or the medical community, including treatment centers. Market acceptance of any product candidates for which we receive approval depends on a number of factors, including:

•	the efficacy and safety of such product candidates as demonstrated in clinical trials;

•	the clinical indications and patient populations for which the product candidate is approved;

•	acceptance by physicians, major treatment centers and patients of the product candidates as a safe and effective treatment;

•	the potential and perceived advantages of product candidates over alternative treatments;

•	any restrictions on use together with other medications;

•	the prevalence and severity of any side effects;

•	unfavorable product labeling or limitations of use by the FDA or comparable regulatory authorities;

•	the timing of market introduction of our product candidates, if approved, as well as competitive products;

•	the development of manufacturing and distribution processes for commercial scale manufacturing for our current product candidates and any future product candidates, if approved;

•	the cost of treatment in relation to alternative treatments;

•	the availability of coverage and adequate reimbursement from third-party payors and government authorities;

•	relative convenience and ease of administration; and

•	the effectiveness of sales and marketing efforts for product candidates which are granted regulatory approval.

If our current product candidates and any future product candidates are approved but fail to achieve market acceptance among physicians, patients, healthcare payors or surgery centers, we will not be able to generate significant revenues, which would compromise our ability to become profitable.

Even if we are able to commercialize our current product candidates or any future product candidates, if approved such product candidate may become subject to unfavorable pricing regulations or third-party coverage and reimbursement policies, which would harm our business.

In the United States and in other countries, patients who are provided medical treatment for their conditions generally rely on third-party payors to reimburse all or part of the costs associated with their treatment. We believe our success depends on obtaining and maintaining coverage and adequate reimbursement for our product candidates, if approved, and the extent to which patients will be willing to pay out-of-pocket for such products.

There can be no assurance that any of our product candidates, if approved for sale in the United States or in other countries, will be considered medically reasonable and necessary and/or cost-effective by third-party payors, that coverage or an adequate level of reimbursement will be available or that reimbursement policies and practices in the United States and in foreign countries where our products are sold will not adversely affect our ability to sell our product candidates profitably, even if they are approved for sale.

Healthcare legislative measures aimed at reducing healthcare costs may have a material adverse effect on our business and results of operations.

The United States and many foreign jurisdictions have enacted or proposed legislative and regulatory changes affecting the healthcare system that could prevent or delay marketing approval of our product candidates or any future product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell a product for which we obtain marketing approval. Changes in applicable laws, rules, and regulations or the interpretation of existing laws, rules, and regulations could impact our business in the future by requiring, for example: (i) changes to our manufacturing arrangements; (ii) additions or modifications to product labeling; (iii) the recall or discontinuation of our products; or (iv) additional record-keeping requirements. If any such changes were to be imposed, they could adversely affect the operation of our business.

We expect that these and other healthcare reform measures that may be adopted in the future may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved product candidate. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our drugs, and could have a material adverse effect on our business, financial condition, and results of operations.

Inadequate funding for the FDA, the SEC and other government agencies, including from government shut downs, or other disruptions to these agencies’ operations, could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, the ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other agencies may also slow the time necessary for new product candidates to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

Risks Related to Our Business Operations

Our future success is dependent, in part, on the performance and continued service of our officers and directors.

We are presently dependent largely upon the experience, abilities and continued services of the Carmell Senior Leadership including, our President and Chief Executive Officer, Randolph W Hubbell. The loss of services of Mr. Hubbell could have a material adverse effect on our business, financial condition or results of operation. In addition, other key executives are important to the ongoing capability of the company to advance the programs through the clinical and regulatory pathway. These executives include Dr. James Hart, Chief Medical Officer, Dr. Janet Vargo, VP of Clinical Sciences, Donna Godward, Chief Quality Officer, Sean Buckley, Chief Financial Officer & Executive Vice-President of Operations. The competition of executive talent may make it difficult to replace any of these key positions in a timely manner.

Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern.

Our recurring losses from operations, accumulated deficit and lack of revenues raise substantial doubt about our ability to continue as a going concern. As a result, our independent registered public accounting firm included an explanatory paragraph in its report on our financial statements with respect to this uncertainty. Based on our cash balance as of December 31, 2021 and projected cash needs for 2022 and subsequent fiscal periods, management estimates that it will need to raise additional capital to cover operating and capital requirements. While we believe that the net proceeds from the Business Combination, together with our existing cash and cash equivalents, will be sufficient for us to fund our operating expenses and capital expenditures requirements through at least the next twelve (12) months from the date of this filing, we have based these estimates on assumptions that may prove to be wrong, and we may need to raise additional funds in the next twelve months to fund continuing development. Although management has been successful to date in raising necessary funding, there is no assurance we will be successful in obtaining such additional financing on terms acceptable to us, if at all, and we may not be able to enter into other arrangements. If we are unable to obtain funding, we could be forced to delay, reduce or eliminate our research and development programs, expansion or commercialization efforts, which could adversely affect our business prospects and ability to continue operations. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have identified a material weakness in our internal control over financial reporting, and the failure to remediate this material weakness may adversely affect our business, investor confidence in our company, our financial results and the market value of our common stock.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness we identified related to the design of internal control around the Company’s preparation of financial statements in accordance with generally accepted accounting principles, including the appropriate accounting treatment for complex financial instruments that require management to apply complex accounting principles, which could adversely affect the Company’s ability to record, process, summarize, and report financial data. This material weakness did not result in a material misstatement to the financial statements. We are in the process of implementing measures designed to improve internal control over financial reporting to remediate the control deficiencies that led to our material weakness.

While we believe the remedial efforts we are taking and will take will improve our internal controls and address the underlying causes of the material weakness, we cannot be certain that these steps will be sufficient to remediate the control deficiencies that led to our material weakness in our internal controls over financial reporting or prevent future material weaknesses or control deficiencies from occurring.

If we fail to effectively remediate the material weakness in our internal controls over financial reporting described above, we may be unable to accurately or timely report our financial condition or results of operations. Such failure may adversely affect our business, Investor confidence in our company, our financial condition and the market value of our common stock.

We have never generated product revenue and have incurred significant losses to date. We expect to continue to incur losses for the foreseeable future and may never generate product revenue or be profitable.

Since inception, we have generated no product revenue, and prior to receipt of marketing approval from regulatory authorities, we will be unable to do so. To date, we have financed our operations primarily through the sale of equity securities and convertible debt. We have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and clinical trials, and we anticipate that our expenses will continue to increase over the next several years as we continue these activities.

Accordingly, we expect to continue to incur substantial operating losses for the foreseeable future, which may fluctuate significantly from quarter-to-quarter and year-to-year.

To become and remain profitable, we must succeed in obtaining marketing approval for our product candidates, and in developing and commercializing additional product candidates that generate significant revenue. We may never succeed in these activities and, even if we do, may never generate revenue that is sufficient to achieve profitability.

Even if we do achieve profitability, we may not be able to sustain or increase profitability. Our failure to become and remain profitable would depress the value of our Company and could impair our ability to maintain our research and development efforts, expand our business, diversify our product offerings or even continue our operations. A decline in the value of New Carmell could also cause you to lose all or part of your investment.

Acceptance of our formulations or products in the marketplace is uncertain and failure to achieve market acceptance will prevent or delay our ability to generate revenues.

Our future financial performance will depend, at least in part, upon the introduction and customer acceptance of our products. Even if approved for marketing by the necessary regulatory authorities, our formulations or products may not achieve market acceptance. The degree of market acceptance will depend upon a number of factors, including:

•	receipt of regulatory approval of marketing claims for the uses that we are developing;

•	establishment and demonstration of the advantages, safety and efficacy of our formulations, products and technologies;

•	pricing and reimbursement policies of government and third-party payers such as insurance companies, health maintenance organizations and other health plan administrators;

•	Our ability to attract corporate partners, including medical device, biotechnology and pharmaceutical companies, to assist in commercializing our proposed products; and

•	Our ability to market our product candidates, if approved.

Physicians, patients, payers or the medical community in general may be unwilling to accept, utilize or recommend any of our proposed formulations or product candidates, if approved. If we are unable to obtain regulatory approval, commercialize and market our proposed formulations or product candidates when planned, we may not achieve any market acceptance or generate revenue.

We face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than we do.

We will face competition from numerous medical device, pharmaceutical and biotechnology enterprises, as well as from academic institutions, government agencies and private and public research institutions for our current product candidates. We cannot provide any assurances that any other company will not obtain FDA approval for similar products that might adversely affect our ability to develop and market our products, if approved, in the U.S. We are aware that other companies have intellectual property protection and have conducted clinical trials. Our commercial opportunities will be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer side effects or are less expensive than any product candidates that we may develop and for which we receive approval. Competition could result in reduced sales and pricing pressure on our current product candidates, if approved, which in turn would reduce our ability to generate meaningful revenues and have a negative impact on our results of operations. In addition, significant delays in the development of our product candidates could allow our competitors to bring products to market before we do and impair our ability to commercialize our product candidates, if approved. The biotechnology industry is intensely competitive and involves a high degree of risk. We compete with other companies that have far greater experience and financial, research and technical resources than us. Potential competitors in the U.S. and worldwide are numerous and include medical device, pharmaceutical and biotechnology companies, educational institutions and research foundations, many of which have substantially greater capital resources, marketing experience, research and development staffs and facilities than ours. Some of our competitors may develop and commercialize products that compete directly with those incorporating our technology or may introduce products to market earlier than our product candidates, if approved, or on a more cost-effective basis. Our competitors compete with us in recruiting and retaining qualified scientific and management personnel as well as in acquiring technologies complementary to our technology. We may face competition with respect to potential efficacy and safety, ease of use and adaptability to various modes of administration, acceptance by physicians, the timing and scope of regulatory approvals, availability of resources, reimbursement coverage, price and patent position, including the potentially dominant patent positions of others. An inability to successfully complete our product development or commercializing our product candidate, if approved, could result in our having limited prospects for establishing market share or generating revenue.

Many of our competitors or potential competitors have significantly greater established presence in the market, financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do, and as a result may have a competitive advantage over us. Mergers and acquisitions in the medical device, pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These third parties compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies and technology licenses complementary to our programs or potentially advantageous to our business.

As a result of these factors, these competitors may obtain regulatory approval of their products before we are able to obtain patent protection or other intellectual property rights, which will limit our ability to develop or commercialize our current product candidate, if approved. Our competitors may also develop products that are safer, more effective, more widely used and cheaper than ours, and may also be more successful than us in manufacturing and marketing their products. These appreciable advantages could render our product candidate, if approved, obsolete or non-competitive before we can recover the expenses of development and commercialization. In addition, we may not be successful in establishing license agreements with strategic distributors necessary for commercializing in each of the therapeutic areas and therefore would need to try to commercialize with a direct sales and marketing organization. Under this approach, the expense to commercialize new products is high and there are no guarantees that we will be able to raise the necessary capital to commercialize our technology independently.

Our business may be adversely affected by the ongoing COVID-19 pandemic.

The outbreak of the novel coronavirus (“COVID-19”) in 2020 evolved into a global pandemic, and this pandemic continues to have varying impacts on the global economy and the ability of biotechnology companies to develop their product candidates, including on their ability to conduct trials, source materials, and manufacture product candidates as planned. The extent to which COVID-19 impacts our business and operating results will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19 and the actions to contain the spread of the virus or treat its impact, among others.

As a result of the continued spread of COVID-19, our business operations could be delayed or interrupted. For instance, our clinical trials may be affected by the pandemic. Site initiation, participant recruitment and enrollment, and study monitoring and data analysis may be paused or delayed due to changes in hospital or university policies, federal, state or local regulations, prioritization of hospital resources toward pandemic efforts, or other reasons related to the pandemic. Some participants and clinical investigators may not be able to comply with clinical trial protocols. For example, quarantines or other travel limitations (whether voluntary or required) may impede participant movement, affect sponsor access to study sites, or interrupt healthcare services, and we may be unable to conduct our clinical trials. Further, if the spread of COVID-19 continues and our operations are adversely impacted, we risk a delay, default and/or non-performance under existing agreements which may increase our costs. These cost increases may not be fully recoverable or adequately covered by insurance.

Infections and deaths related to the pandemic may disrupt the United States’ healthcare and healthcare regulatory systems. Such disruptions could divert healthcare resources away from, or materially delay FDA review and/or approval with respect to, our product candidates. It is unknown how long these disruptions could continue, were they to occur. Any elongation or de-prioritization of our clinical trials or delay in regulatory review resulting from such disruptions could materially affect the development and study of our product candidates.

We currently utilize third parties to, among other things, manufacture raw materials. If either any third-party parties in the supply chain for materials used in the production of our product candidates are adversely impacted by restrictions resulting from the COVID-19 outbreak, our supply chain may be disrupted, limiting our ability to manufacture our product candidates for our clinical trials and research and development operations.

As a result of the shelter-in-place order and other mandated local travel restrictions, our employees conducting research and development or manufacturing activities may not be able to access their laboratory or manufacturing space which may result in our core activities being significantly limited or curtailed, possibly for an extended period of time.

The spread of COVID-19, which has caused a broad impact globally, including restrictions on travel and quarantine policies put into place by businesses and governments, may have a material economic effect on our business. While the potential economic impact brought by and the duration of the pandemic may be difficult to assess or predict, it has already caused, and is likely to result in further, significant disruption of global financial markets, which may reduce our ability to access capital either at all or on favorable terms. In addition, a recession, depression or other sustained adverse market event resulting from the spread of COVID-19 could materially and adversely affect our business and the value of our common stock.

The ultimate impact of the current pandemic, or any other health epidemic, is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business, our clinical trials, our research programs, healthcare systems or the global economy as a whole. However, these effects could have a material impact on our operations, financial position and prospects and we will continue to monitor the situation closely.

The current economic downturn may harm our business and results of operations.

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

Hostilities in Ukraine could have a material adverse effect, including the availability and cost of services that we rely upon for our business operations, which could have a material adverse impact on our business operations.

Russia’s invasion of Ukraine, which has persisted for months, and the global response, including the imposition of sanctions by the United States and other countries, could create or exacerbate risks facing our business. Given the continuing conflict, our supply chain could be disrupted due to the demise of commercial activity in impacted regions and due to the severity of sanctions on the businesses that we and our suppliers rely on. Further, state-sponsored cyberattacks could expand as part of the conflict, which could adversely affect our and our suppliers’ ability to maintain or enhance key cyber security and data protection measures.

Significant disruptions of information technology systems, computer system failures or breaches of information security could adversely affect our business.

We rely to a large extent upon sophisticated information technology systems to operate our business. In the ordinary course of business, we collect, store and transmit large amounts of confidential information (including, but not limited to, personal information and intellectual property). The size and complexity of our information technology and information security systems, and those of our third-party vendors with whom we may contract, make such systems potentially vulnerable to service interruptions or to security breaches from inadvertent or intentional actions by our employees or vendors, or from malicious attacks by third parties. Such attacks are of ever-increasing levels of sophistication and are made by groups and individuals with a wide range of motives (including, but not limited to, industrial espionage and market manipulation) and expertise. While we intend to invest in the protection of data and information technology, there can be no assurance that our efforts will prevent service interruptions or security breaches.

Our internal computer systems, and those of our CROs, our CMOs, and other business vendors on which we may rely, are vulnerable to damage from computer viruses, unauthorized access, natural disasters, fire, terrorism, war and telecommunication and electrical failures. We exercise little or no control over these third parties, which increases our vulnerability to problems with their systems. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs. Any interruption or breach in our systems could adversely affect our business operations or result in the loss of critical or sensitive confidential information or intellectual property, and could result in financial, legal, business and reputational harm to us or allow third parties to gain material, inside information that they use to trade in our securities. For example, the loss of clinical trial data from completed or ongoing clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach results in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability, the further development of our current and future product candidates could be delayed and our business could be otherwise adversely affected.

We will need to grow the size of our organization in the future, and we may experience difficulties in managing this growth.

As of December 31, 2022, we had ten full-time employees and six part-time employees, although upon closing of the Business Combination, we anticipate that we will have twelve full-time employees and seven part-time employees. We will need to grow the size of our organization in order to support our continued development and potential commercialization of our product candidates. As our development and commercialization plans and strategies continue to develop, our need for additional managerial, operational, manufacturing, sales, marketing, financial and other resources may increase. Our management, personnel and systems currently in place may not be adequate to support this future growth. Future growth would impose significant added responsibilities on members of management, including:

•	managing our clinical trials effectively;

•	identifying, recruiting, maintaining, motivating and integrating additional employees;

•	managing our internal development efforts effectively while complying with our contractual obligations to licensors, licensees, contractors and other third parties;

•	improving our managerial, development, operational, information technology, and finance systems; and expanding our facilities.

If our operations expand, we will also need to manage additional relationships with various strategic partners, suppliers and other third parties. Our future financial performance and our ability to commercialize our product candidate and to compete effectively will depend, in part, on our ability to manage any future growth effectively, as well as our ability to develop a sales and marketing force when appropriate for our company. To that end, we must be able to manage our development efforts and preclinical studies and clinical trials effectively and hire, train and integrate additional management, research and development, manufacturing, administrative and sales and marketing personnel. The failure to accomplish any of these tasks could prevent us from successfully growing our company.

Product liability lawsuits against us could cause us to incur substantial liabilities and to limit commercialization of any products that we may develop.

We face an inherent risk of product liability exposure related to the testing of our current product candidates or future product candidates in human clinical trials and will face an even greater risk if we commercially sell any product candidates that we may develop and for which we receive approval. Product liability claims may be brought against us by subjects enrolled in our clinical trials, patients, healthcare providers or others using, administering or selling our product. If we cannot successfully defend ourselves against claims that our product candidate or product caused injuries, we could incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

•	decreased demand for any product candidates that we may develop and for which we receive approval;

•	termination of clinical trial sites or entire clinical trial programs;

•	injury to our reputation and significant negative media attention;

•	withdrawal of clinical trial participants;

•	significant costs to defend the related litigation;

•	substantial monetary awards to trial subjects or patients;

•	loss of revenue;

•	diversion of management and scientific resources from our business operations; and

•	the inability to commercialize any product candidates that we may develop and for which we receive approval.

Prior to engaging in future clinical trials, we intend to obtain product liability insurance coverage at a level that we believe is customary for similarly situated companies and adequate to provide us with insurance coverage for foreseeable risks; however, we may be unable to obtain such coverage at a reasonable cost, if at all. If we are able to obtain product liability insurance, we may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise and such insurance may not be adequate to cover all liabilities that we may incur. Furthermore, we intend to expand our insurance coverage for products to include the sale of commercial products if we obtain regulatory approval for our product candidate in development, but we may be unable to obtain commercially reasonable product liability insurance for any products that receive regulatory approval. Large judgments have been awarded in class action lawsuits based on devices that had unanticipated side effects. A successful product liability claim or series of claims brought against us, particularly if judgments exceed our insurance coverage, could decrease our cash and adversely affect our business.

Risks Related to Healthcare Compliance Regulations

Our relationships with customers and third-party payors will be subject to applicable anti-kickback, fraud and abuse and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings. If we or they are unable to comply with these provisions, we may become subject to civil and criminal investigations and proceedings that could have a material adverse effect on our business, financial condition and prospects.

Although we do not currently have any products on the market, our current and future operations may be directly, or indirectly through our relationships with investigators, health care professionals, customers and third-party payors, subject to various U.S. federal and state healthcare laws and regulations. Healthcare providers, physicians and others play a primary role in the recommendation and prescription of any therapies for which we may obtain marketing approval. These laws impact, among other things, our research activities and proposed sales, marketing and education programs and constrain our business and financial arrangements and relationships with third-party payors, healthcare professionals who participate in our clinical research program, healthcare professionals and others who recommend, purchase, or provide our approved therapies, and other parties through which we market, sell and distribute our therapies for which we obtain marketing approval. In addition, we may be subject to patient data privacy and security regulation by both the U.S. federal government and the states in which we conduct our business, along with foreign regulators (including European data protection authorities). Finally, our current and future operations are subject to additional healthcare-related statutory and regulatory requirements and enforcement by foreign regulatory authorities in jurisdictions in which we conduct our business.

The scope and enforcement of each of these laws is uncertain and subject to rapid change in the current environment of healthcare reform. Federal and state enforcement bodies have recently increased their scrutiny of interactions between healthcare companies and healthcare providers, which has led to a number of investigations, prosecutions, convictions and settlements in the healthcare industry. Even if precautions are taken, it is possible that governmental authorities will conclude that our business practices including compensation of physicians with stock or stock options, could, despite efforts to comply, be subject to challenge under current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, disgorgement, imprisonment, exclusion of drugs from government funded healthcare programs, such as Medicare and Medicaid, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, reputational harm and the curtailment or restructuring of our operations. If any of the physicians or other healthcare providers or entities with whom we expect to do business is found not to be in compliance with applicable laws, that person or entity may be subject to significant criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs. Prohibitions or restrictions on sales or withdrawal of future marketed products could materially affect our business in an adverse way.

Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations will involve substantial costs. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. The shifting compliance environment and the need to build and maintain robust and expandable systems to comply with multiple jurisdictions with different compliance or reporting requirements increases the possibility that a healthcare company may run afoul of one or more of the requirements.

RISKS RELATED TO NEW CARMELL AND THE NEW CARMELL COMMON STOCK FOLLOWING THE BUSINESS COMBINATION

The price of New Carmell common stock may be volatile.

The price of New Carmell common stock may fluctuate due to a variety of factors, including:

•	actual or anticipated fluctuations in its quarterly and annual results and those of other public companies in industry;

•	mergers and strategic alliances in the industry in which it operates;

•	market prices and conditions in the industry in which it operates;

•	changes in government regulation;

•	the impact of the COVID-19 pandemic on New Carmell’s business and operations;

•	potential or actual military conflicts or acts of terrorism;

•	announcements concerning New Carmell or its competitors; and

•	the general state of the securities markets.

These market and industry factors may materially reduce the market price of New Carmell common stock, regardless of New Carmell’s operating performance.

Reports published by analysts, including projections in those reports that differ from New Carmell’s actual results, could adversely affect the price and trading volume of New Carmell common stock.

the Company currently expects that securities research analysts will establish and publish their own periodic projections for the business of New Carmell. These projections may vary widely and may not accurately predict the results New Carmell actually achieves. New Carmell’s stock price may decline if its actual results do not match the projections of these securities research analysts. Similarly, if one or more of the analysts who write reports on New Carmell downgrades its stock or publishes inaccurate or unfavorable research about its business, New Carmell’s stock price could decline. If one or more of these analysts ceases coverage of New Carmell or fails to publish reports on New Carmell regularly, its stock price or trading volume could decline. While the Company expects research analyst coverage following the Business Combination, if no analysts commence coverage of New Carmell, the trading price and volume for New Carmell common stock could be adversely affected.

New Carmell may issue additional shares of common stock or other equity securities without your approval, which would dilute your ownership interests and may depress the market price of New Carmell common stock.

Upon consummation of the Business Combination, New Carmell will have warrants outstanding to purchase up to an aggregate of shares of New Carmell common stock and former Carmell options and warrants outstanding to purchase up to our aggregate shares of New Carmell common stock, based on its outstanding options and warrants as of the Record Date. Under the 2023 Plan, New Carmell will also have the ability to issue a number of shares equal to 4% of the shares of New Carmell common stock issued and outstanding immediately after the Closing (assuming the 2023 Plan is approved by the Company stockholders at the Special Meeting). In addition, such aggregate number of shares under the 2023 Plan will automatically increase on January 1 of each year commencing January 1, 2024, in an amount equal to 4%, of the number of shares of New Carmell’s capital stock outstanding on December 31 of the preceding year, unless the New Carmell Board acts prior to January 1 of a given year to provide that the increase for such year will be a lesser number. New Carmell may also issue additional shares of common stock or other equity securities of equal or senior rank in the future in connection with, among other things, future acquisitions or repayment of outstanding indebtedness, without stockholder approval, in a number of circumstances.

New Carmell’s issuance of additional shares of common stock or other equity securities of equal or senior rank would have the following effects:

•	the Company’s existing stockholders’ proportionate ownership interest in New Carmell will decrease;

•	the amount of cash available per share, including for payment of dividends in the future, may decrease;

•	the relative voting strength of each previously outstanding share of common stock may be diminished; and

•	the market price of New Carmell’s shares of common stock may decline.

The obligations associated with being a public company will involve significant expenses and will require significant resources and management attention, which may divert from New Carmell’s business operations.

As a public company, New Carmell will become subject to the reporting requirements of the Exchange Act and the Sarbanes-Oxley Act. The Exchange Act requires the filing of annual, quarterly and current reports with respect to a public company’s business and financial condition. The Sarbanes-Oxley Act requires, among other things, that a public company establish and maintain effective internal control over financial reporting. As a result, New Carmell will incur significant legal, accounting and other expenses that Carmell did not previously incur. New Carmell’s entire management team and many of its other employees will need to devote substantial time to compliance, and may not effectively or efficiently manage its transition into a public company.

These rules and regulations will result in New Carmell incurring substantial legal and financial compliance costs and will make some activities more time-consuming and costly. For example, these rules and regulations will likely make it more difficult and more expensive for New Carmell to obtain director and officer liability insurance, and it may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be difficult for New Carmell to attract and retain qualified people to serve on its board of directors, its board committees or as executive officers.

New Carmell will be an “emerging growth company” and it cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make the New Carmell common stock less attractive to investors and may make it more difficult to compare performance with other public companies.

New Carmell will be an emerging growth company as defined in the JOBS Act, and it intends to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. Investors may find the New Carmell common stock less attractive because New Carmell will continue to rely on these exemptions. If some investors find the New Carmell common stock less attractive as a result, there may be a less active trading market for their common stock, and the stock price may be more volatile.

An emerging growth company may elect to delay the adoption of new or revised accounting standards. With the Company making this election, Section 102(b)(2) of the JOBS Act allows New Carmell to delay adoption of new or revised accounting standards until those standards apply to non-public business entities.

If New Carmell fails to maintain an effective system of internal control over financial reporting, it may not be able to accurately report its financial results or prevent fraud. As a result, stockholders could lose confidence in New Carmell’s financial and other public reporting, which would harm its business and the trading price of the New Carmell common stock.

Effective internal control over financial reporting is necessary for New Carmell to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause New Carmell to fail to meet its reporting obligations. In addition, any testing by New Carmell conducted in connection with Section 404 of the Sarbanes-Oxley Act, or any subsequent testing by New Carmell’s independent registered public accounting firm, may reveal deficiencies in New Carmell’s internal control over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to New Carmell’s financial statements or identify other areas for further attention or improvement. Inferior internal controls could also cause investors to lose confidence in New Carmell’s reported financial information, which could have a negative effect on the trading price of the New Carmell common stock.

New Carmell will be required to disclose changes made in its internal controls and procedures on a quarterly basis and its management will be required to assess the effectiveness of these controls annually. However, for as long as New Carmell is an emerging growth company under the JOBS Act, its independent registered public accounting firm will not be required to attest to the effectiveness of its internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act. New Carmell could be an emerging growth company for up to five years from the last day of the fiscal year of the Company’s Initial Public Offering. An independent assessment of the effectiveness of New Carmell’s internal control over financial reporting could detect problems that New Carmell’s management’s assessment might not. Undetected material weaknesses in New Carmell’s internal control over financial reporting could lead to financial statement restatements and require New Carmell to incur the expense of remediation.

The Proposed Charter will designate a state or federal court located within the State of Delaware as the exclusive forum for substantially all disputes between New Carmell and its stockholders, and also provide that the federal district courts in Delaware will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act or the Exchange Act, each of which could limit the ability of New Carmell’s stockholders to choose the judicial forum for disputes with New Carmell or its directors, officers, or employees.

The Proposed Charter, which will become effective upon the Closing, will provide that, unless New Carmell consents in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for (i) any derivative action or proceeding brought on behalf of New Carmell, (ii) any action asserting a claim of breach of a fiduciary duty owed by any current or former director, officer, employees or agent of New Carmell to New Carmell or its stockholders, (iii) any action or proceeding asserting a claim against New Carmell arising pursuant to any provision of the DGCL, or the Proposed Charter or the Bylaws (iv) any action or proceeding asserting a claim as to which the DGCL confers jurisdiction upon the Court of Chancery of the State of Delaware or (v) any action asserting a claim that is governed by the internal affairs doctrine shall be the Court of Chancery of the State of Delaware (or, if the Court of Chancery does not have jurisdiction, the federal district court for the District of Delaware), in all cases subject to the court having jurisdiction over indispensable parties named as defendants.

If a suit is brought outside of Delaware, the stockholder bringing the suit will be deemed to have consented to service of process on such stockholder’s counsel, subject to certain exceptions. This provision also does not apply for any claims made under the Securities Act and the rules and regulations issued thereunder, for which the U.S. federal courts will be the exclusive forum unless New Carmell agrees otherwise in writing.

This exclusive-forum provision may limit a stockholder’s ability to bring a claim in a judicial forum of its choosing for disputes with New Carmell or its directors, officers, or other employees, which may discourage lawsuits against New Carmell and its directors, officers, and other employees. If a court were to find the exclusive-forum provision to be inapplicable or unenforceable in an action, New Carmell may incur additional costs associated with resolving the dispute in other jurisdictions, which could harm its results of operations.

RISKS RELATED TO THE COMPANY, THE BUSINESS COMBINATION AND REDEMPTIONS

The opinion of Cabrillo Advisors, Inc., the Company’s financial advisor, does not reflect changes in circumstances between January 3, 2023, the date the opinion was issued, and the Closing.

The Company’s financial advisor, Cabrillo Advisors, Inc. (“Cabrillo”), rendered an opinion dated January 3, 2023, to the Board that, as of such date, and subject to and based on the considerations referred to in its opinion, (i) the consideration to be paid by the Company in the Business Combination pursuant to the Business Combination Agreement was fair to the Company, from a financial point of view, and (ii) the fair market value of Carmell implied by the various financial analyses Cabrillo conducted in connection with its opinion equaled or exceeded 80% of the amount held by the Company in trust for the benefit of its Public Stockholders (excluding any deferred underwriters’ fees and taxes payable on the income earned on the Trust Account). The opinion was based on economic, market and other conditions in effect on, and the information made available to it as of, the date thereof.

Changes in the operations and prospects of Carmell, general market and economic conditions and other factors on which Cabrillo’s opinion was based, may significantly alter the value of Carmell at the time the Business Combination is completed. The opinion does not speak as of the time the Business Combination will be completed or as of any date other than the date of such opinion.

The Company and Carmell will incur significant transaction and transition costs in connection with the Business Combination.

The Company and Carmell have both incurred and expect to incur significant, non-recurring costs in connection with consummating the Business Combination and operating as a public company following the consummation of the Business Combination. The Company and Carmell may also incur additional costs to retain key employees. Certain transaction expenses incurred in connection with the Business Combination, including all legal, accounting, consulting, investment banking and other fees, expenses and costs, will be paid by New Carmell following the closing of the Business Combination.

The Company will not have any right to make damage claims against Carmell or Carmell’s stockholders for the breach of any representation, warranty or covenant made by Carmell in the Business Combination Agreement.

The Business Combination Agreement provides that all of the representations, warranties and covenants of the parties contained therein shall not survive the Closing, except for those covenants that by their terms apply or are to be performed in whole or in part after the Closing, and then only with respect to breaches occurring after Closing. Accordingly, there are no remedies available to the parties with respect to any breach of the representations, warranties, covenants or agreements of the parties to the Business Combination Agreement after the Closing of the Business Combination, except for covenants to be performed in whole or in part after the Closing. As a result, the Company will have no remedy available to it if the Business Combination is consummated and it is later revealed that there was a breach of any of the representations, warranties and covenants made by Carmell at the time of the Business Combination.

Subsequent to the Closing, New Carmell may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on its financial condition, results of operations and stock price, which could cause you to lose some or all of your investment.

Although the Company has conducted due diligence on Carmell, the Company cannot assure you that this diligence revealed all material issues that may be present in Carmell’s business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the Company’s and Carmell’s control will not later arise. As a result, after the Closing, New Carmell may be forced to later write-down or write-off assets, restructure its operations, or incur impairment or other charges that could result in losses. Even if the Company’s due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with the Company’s preliminary risk analysis. Even though these charges may be non-cash items and may not have an immediate impact on New Carmell’s liquidity, the fact that New Carmell may charges of this nature could contribute to negative market perceptions about the Combined Company’s securities. In addition, charges of this nature may cause New Carmell to be unable to obtain future financing on favorable terms or at all. Accordingly, any the Company stockholder who chooses to remain a stockholder of the Combined Company following the Business Combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by the Company’s officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation relating to the Business Combination contained an actionable material misstatement or material omission.

The Sponsor and the Company’s officers and directors own the Company Common Stock and Warrants that will be worthless and have incurred reimbursable expenses that may not be reimbursed or repaid if the Business Combination is not approved. Such interests may have influenced their decision to approve the Business Combination with Carmell.

The Sponsor and the Company’s officers and directors and/or their affiliates beneficially own or have a pecuniary interest in Founder Shares and additional securities that they purchased in the concurrent private placement. The holders have no redemption rights with respect to these securities in the event a business combination is not effected in the required time period. Therefore, if the Business Combination with Carmell or another business combination is not approved within the required time period, such securities held by such persons will be worthless. Furthermore, the Sponsor and the Company’s officers and directors and their affiliates are entitled to reimbursement of out-of-pocket expenses incurred by them in connection with certain activities on the Company’s behalf, such as identifying and investigating possible business targets and business combinations. Any such expenses will be repaid upon completion of the Business Combination with Carmell. As of the date hereof, no such reimbursable expenses have been incurred. If any such expenses are incurred, however, if the Company fails to consummate the Business Combination, they will not have any claim against the Trust Account for repayment or reimbursement. Accordingly, the Company may not be able to repay or reimburse these amounts if the Business Combination is not completed.

These financial interests may have influenced the decision of the Company’s directors to approve the Business Combination with Carmell and to continue to pursue such Business Combination. In considering the recommendations of the Company’s Board to vote for the Business Combination Proposal and other proposals, the Company’s stockholders should consider these interests.

The Public Stockholders will experience immediate dilution as a consequence of the issuance of New Carmell common stock as consideration in the Business Combination.

In accordance with the terms and subject to the conditions of the Business Combination Agreement, at the Closing, (i) each outstanding share of Carmell common stock will be cancelled and converted into the right to receive a number of shares of New Carmell common stock equal to the Exchange Ratio (as defined in the Business Combination Agreement); (ii) each outstanding share of Carmell preferred stock will be cancelled and converted into the right to receive a number of shares of New Carmell common stock equal to (A) the aggregate number of shares of Carmell common stock that would be issued upon conversion of the shares of Carmell preferred stock based on the applicable conversion ratio immediately prior to the Closing, multiplied by (B) the Exchange Ratio; and (iii) each outstanding Carmell option or warrant will be converted into an option or warrant, as applicable, to purchase a number of shares of New Carmell common stock equal to (A) the number of shares of Carmell common stock subject to such option or warrant multiplied by (B) the Exchange Ratio at an exercise price per share equal to the current exercise price per share for such option or warrant divided by the Exchange Ratio; in each case, rounded down to the nearest whole share. The issuance of additional New Carmell common stock will significantly dilute the equity interests of existing holders of the Company securities, and may adversely affect prevailing market prices for the New Carmell common stock and/or New Carmell warrants.

Warrants will become exercisable for New Carmell common stock, which would increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.

If the Business Combination is completed, outstanding Warrants will become exercisable for shares of New Carmell common stock in accordance with the terms of the warrant agreement governing those securities. These Warrants will become exercisable 30 days after the completion of the Business Combination. The exercise price of these Warrants will be $11.50 per share. To the extent such Warrants are exercised, additional shares of New Carmell common stock will be issued, which will result in dilution to the holders of New Carmell common stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market or the fact that such Warrants may be exercised could adversely affect the market price of New Carmell common stock. However, there is no guarantee that the Warrants will ever be in the money prior to their expiration, and as such, the Warrants may expire worthless.

Even if the Business Combination is consummated, the Public Warrants may never be in the money, and they may expire worthless, and the terms of the Public Warrants may be amended in a manner adverse to a holder if holders of at least 50% of the then outstanding Public Warrants approve of such amendment.

The Warrants were issued in registered form under a warrant agreement between Continental, as warrant agent, and the Company. The warrant agreement provides that the terms of the Warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision or correct any mistake, but requires the approval by the holders of at least 50% of the then-outstanding Public Warrants (as defined herein) to make any change that adversely affects the interests of the registered holders of Public Warrants. Accordingly, the Company may amend the terms of the Public Warrants in a manner adverse to a holder if holders of at least 50% of the then-outstanding Public Warrants approve of such amendment and, solely with respect to any amendment to the terms of the Warrants sold as part of the Units in the concurrent private placement (the “Private Placement Warrants”) or any provision of the warrant agreement with respect to the Private Placement Warrants, holders of at least 50% of the number of the then outstanding Private Placement Warrants. Although the Company’s ability to amend the terms of the Public Warrants with the consent of at least 50% of the then-outstanding Public Warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the Warrants, convert the Warrants into cash, shorten the exercise period or decrease the number of shares of New Carmell common stock purchasable upon exercise of a Warrant.

The Company may redeem your unexpired Public Warrants prior to their exercise at a time that is disadvantageous to you, thereby making your Public Warrants worthless.

The Company has the ability to redeem outstanding Public Warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per Warrant, provided that the last reported sales price of the New Carmell common stock equals or exceeds $18.00 per share (as adjusted for share subdivisions, share dividends, rights issuances, subdivisions, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date the Company sends the notice of redemption to the holders thereof. If and when the Public Warrants become redeemable by the Company, the Company may exercise its redemption right even if the Company is unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding Public Warrants could force you to: (i) exercise your Public Warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so; (ii) sell your Public Warrants at the then-current market price when you might otherwise wish to hold your Public Warrants; or (iii) accept the nominal redemption price which, at the time the outstanding Public Warrants are called for redemption, is likely to be substantially less than the market value of your Public Warrants.

The value received upon exercise of the Public Warrants (1) may be less than the value the holders would have received if they had exercised their Public Warrants at a later time where the underlying share price is higher and (2) may not compensate the holders for the value of the Public Warrants.

The Private Placement Warrants are not subject to the same risk of redemption as the Public Warrants as the Private Placement Warrants are not redeemable so long as they are held by the Sponsor, the underwriters or their permitted transferees. If the Private Placement Warrants are held by holders other than the Sponsor, the underwriters or their permitted transferees, the Private Placement Warrants will be redeemable by the Company.

The exercise of the Company’s directors’ and officers’ discretion in agreeing to changes or waivers in the terms of the Business Combination may result in a conflict of interest when determining whether such changes to the terms of the Business Combination or waivers of conditions are appropriate and in the best interests of the Company’s stockholders.

In the period leading up to the Closing events may occur that, pursuant to the Business Combination Agreement, would require the Company to agree to amend the Business Combination Agreement, to consent to certain actions taken by Carmell or to waive rights that the Company is entitled to under the Business Combination Agreement. Such events could arise because of changes in the course of Carmell’s business, a request by Carmell to undertake actions that would otherwise be prohibited by the terms of the Business Combination Agreement or the occurrence of other events that would have a material adverse effect on Carmell’s business and would entitle the Company to terminate the Business Combination Agreement. In any of such circumstances, it would be at the Company’s discretion, acting through its Board, to grant its consent or waive those rights. The existence of the financial and personal interests of the directors described in the preceding risk factors may result in a conflict of interest on the part of one or more of the directors between what he, she or they may believe is best for the Company and what he, she or they may believe is best for himself, herself or themselves in determining whether or not to take the requested action.

If the Company is unable to complete the Business Combination with Carmell or another business combination by July 29, 2023 (or such later date as may be approved by the Company’s stockholders), the Company will cease all operations except for the purpose of winding up, redeeming 100% of the outstanding Public Shares for cash and, subject to the approval of its remaining stockholders and its Board, dissolving and liquidating. In such event, third parties may bring claims against the Company and, as a result, the proceeds held in the Trust Account could be reduced and the per-share liquidation price received by stockholders could be less than $10.00 per share.

Under the terms of the Current Charter the Company must complete the Business Combination with Carmell or another business combination by July 29, 2023 (or such later date as may be approved by the Company stockholders in an amendment to its Current Charter), or the Company must cease all operations except for the purpose of winding up, redeeming 100% of the outstanding Public Shares for cash and, subject to the approval of its remaining stockholders and its Board, dissolving and liquidating. In such event, third parties may bring claims against the Company. Although the Company seeks waiver agreements from certain vendors and service providers it has engaged and owes money to, and the prospective target businesses it has negotiated with, whereby such parties will waive any right, title, interest or claim of any kind they may have in or to any monies held in the Trust Account, there is no guarantee that vendors, regardless of whether they execute such waivers, will not seek recourse against the Trust Account notwithstanding such agreements. Furthermore, there is no guarantee that a court will uphold the validity of such agreements. Accordingly, the proceeds held in the Trust Account could be subject to claims which could take priority over those of the Public Stockholders. If the Company is unable to complete a business combination within the required time period, the Sponsor has agreed that it will be liable under certain circumstances described herein to ensure that the proceeds in the Trust Account are not reduced by the claims of target businesses or claims of vendors or other entities that are owed money by the Company for services rendered or contracted for or products sold to the Company. However, the Sponsor may not be able to meet such obligation as its only assets are securities of the Company. Therefore, the per-share distribution from the Trust Account in such a situation may be less than $10.00 due to such claims.

Additionally, if the Company is forced to file a bankruptcy case or an involuntary bankruptcy case is filed against it which is not dismissed, or if the Company otherwise enters compulsory or court supervised liquidation, the proceeds held in the Trust Account could be subject to applicable bankruptcy law, and may be included in its bankruptcy estate and subject to the claims of third parties with priority over the claims of the Company’s stockholders. To the extent any bankruptcy claims deplete the Trust Account, the Company may not be able to return to its Public Stockholders at least $10.00 per share of the Company Common Stock.

The Company’s stockholders may be held liable for claims by third parties against the Company to the extent of distributions received by them.

If the Company is unable to complete the Business Combination with Carmell or another business combination within the required time period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding Public Shares for cash, which redemption will completely extinguish the Public Stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of its remaining stockholders and its Board, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to its obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. the Company cannot assure you that it will properly assess all claims that may potentially be brought against the Company. As such, the Company’s stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of its stockholders may extend well beyond the third anniversary of the date of distribution. Accordingly, the Company cannot assure you that third parties will not seek to recover from its stockholders amounts owed to them by the Company.

If the Company is forced to file a bankruptcy case or an involuntary bankruptcy case is filed against it which is not dismissed, any distributions received by stockholders could be viewed under applicable debtor, creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by the Company’s stockholders. Furthermore, because the Company intends to distribute the proceeds held in the Trust Account to its Public Stockholders promptly after the expiration of the time period to complete a business combination, this may be viewed or interpreted as giving preference to its Public Stockholders over any potential creditors with respect to access to or distributions from its assets. Furthermore, the Company’s Board may be viewed as having breached its fiduciary duties to its creditors and/or may have acted in bad faith, thereby exposing itself and Carmell to claims of punitive damages, by paying Public Stockholders from the Trust Account prior to addressing the claims of creditors. the Company cannot assure you that claims will not be brought against it for these reasons.

Activities taken by existing the Company stockholders to increase the likelihood of approval of the Business Combination Proposal and the other Proposals could have a depressive effect on the Company Common Stock.

At any time prior to the Special Meeting of the Company’s stockholders to approve the Business Combination, during a period when they are not then aware of any material nonpublic information regarding the Company or its securities, the Sponsor, the Company’s officers, directors and stockholders from prior to the Initial Public Offering, Carmell or Carmell’s stockholders and/or their respective affiliates may purchase shares from institutional and other investors who vote, or indicate an intention to vote, against the Business Combination Proposal, or execute agreements to purchase such shares from such investors in the future, or they may enter into transactions with such investors and others to provide them with incentives to acquire the Company Common Stock or vote their shares in favor of the Business Combination Proposal. The purpose of such share purchases and other transactions would be to increase the likelihood of satisfaction of the requirements to consummate the Business Combination where it appears that such requirements would otherwise not be met. Entering into any such arrangements may have a depressive effect on the Company Common Stock. For example, as a result of these arrangements, an investor or holder may have the ability to effectively purchase shares at a price lower than market and may therefore be more likely to sell the shares he, she or it owns, either prior to or immediately after the Special Meeting.

There is no guarantee that a stockholder’s decision whether to redeem their shares of the Company Common Stock for a pro rata portion of the Trust Account will put the stockholder in a better future economic position.

The Company can give no assurance as to the price at which a stockholder may be able to sell its Public Shares in the future following the completion of the Business Combination or any alternative business combination. Certain events following the consummation of any initial business combination, including the Business Combination, may cause an increase in the Company’s share price, and may result in a lower value realized now than a stockholder of the Company might realize in the future had the stockholder redeemed their shares. Similarly, if a stockholder does not redeem their shares, the stockholder will bear the risk of ownership of the Public Shares after the consummation of any initial business combination, including the Business Combination, and there can be no assurance that a stockholder can sell its shares in the future for a greater amount than the redemption price. A stockholder should consult the stockholder’s tax and/or financial advisor for assistance on how this may affect his, her or its individual situation.

If you or a “group” of stockholders of which you are a part are deemed to hold an aggregate of more than 20% of the Company Common Stock issued in the Initial Public Offering, you (or, if a member of such a group, all of the members of such group in the aggregate) will lose the ability to redeem all such shares in excess of 20% of common stock issued in the Initial Public Offering.

A Public Stockholder, together with any of his, her or its affiliates or any other person with whom he, she or it is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming in the aggregate his, her or its shares or, if part of such a group, the group’s shares, in an amount in excess of 20% of the Class A Common Stock included in the Units sold in the Initial Public Offering. In order to determine whether a stockholder is acting in concert or as a group with another stockholder, the Company will require each Public Stockholder seeking to exercise redemption rights to certify to the Company whether such stockholder is acting in concert or as a group with any other stockholder. Such certifications, together with other public information relating to stock ownership available to the Company at that time, such as Section 13D, Section 13G and Section 16 filings under the Exchange Act, will be the sole basis on which the Company makes the above-referenced determination. Your inability to redeem any such excess shares will reduce your influence over the Company’s ability to consummate the Business Combination and you could suffer a material loss on your investment in the Company if you sell such excess shares in open market transactions. Additionally, you will not receive redemption distributions with respect to such excess shares if the Company consummates the Business Combination. As a result, you will continue to hold that number of shares aggregating to more than 20% of the shares sold in the Initial Public Offering and, in order to dispose of such excess shares, would be required to sell your stock in open market transactions, potentially at a loss. the Company cannot assure you that the value of such excess shares will appreciate over time following the Business Combination or that the market price of New Carmell common stock will exceed the per-share redemption price. Notwithstanding the foregoing, stockholders may challenge the Company’s determination as to whether a stockholder is acting in concert or as a group with another stockholder in a court of competent jurisdiction.

However, the Company’s stockholders’ ability to vote all of their shares (including such excess shares) for or against the Business Combination is not restricted by this limitation on redemption.

The Warrants are accounted for as liabilities and the changes in value of the Warrants could have a material effect on the Company’s financial results.

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Statement”). Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the Warrants. As a result of the SEC Statement, the Company reevaluated the accounting treatment of its Warrants and determined to classify the Warrants as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings.

As a result, included on the Company’s balance sheet as of December 31, 2021 and 2022 contained elsewhere this Annual Report are derivative liabilities related to embedded features contained within the Warrants. Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”), provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, the Company’s financial statements and results of operations may fluctuate quarterly, based on factors, which are outside of its control. Due to the recurring fair value measurement, the Company expects that it will recognize non-cash gains or losses on the Warrants each reporting period and that the amount of such gains or losses could be material.

The Company may be subject to the excise tax included in the Inflation Reduction Act of 2022 in connection with redemptions of the Company Common Stock on or after January 1, 2023.

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (H.R. 5376), which, among other things, imposes a 1% excise tax on certain domestic corporations that repurchase their stock on or after January 1, 2023 (the “Excise Tax”). The Excise Tax is imposed on the fair market value of the repurchased stock, with certain exceptions. The Excise Tax is expected to apply to any redemptions of the Company Class A Common Stock occurring on or after January 1, 2023, including redemptions in connection with the Business Combination, unless an exemption is available. Issuances of securities in connection with the Business Combination (including the PIPE Investment at the time of the Business Combination) are expected to reduce the amount of the Excise Tax in connection with redemptions occurring in the same calendar year, but the fair market value of securities redeemed may exceed the fair market value of securities issued. In addition, the Company may be required to use funds from sources other than the Trust Account to pay the Excise Tax, and such amounts could be material.

The per share value of New Carmell Common Stock is expected to be less than the per share value of the Trust Account.

Although the parties to the Business Combination have deemed the value of New Carmell common stock to be equal to $10.00 per share for determining the number of New Carmell common stock issuable to holders of Carmell common stock, the cash value per share of New Carmell common stock following the Business Combination is expected to be substantially less than $10.00 per share. Accordingly, Public Stockholders who do not exercise redemption rights will receive New Carmell common stock that is expected to have a value substantially less than the amount they would receive upon exercise of redemption rights. In addition, the shares of most companies that have recently completed business combinations between a special purpose acquisition company and an operating company have traded at prices substantially below $10.00 per share. Public Stockholders who do not exercise redemptions right may hold securities that never obtain a value equal to or exceeding the per share value of the Trust Account.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We currently maintain our executive offices at 1177 Avenue of the Americas, 5th Floor, New York, New York 10036. We will reimburse an affiliate of our sponsor for office space, secretarial and administrative services provided to us in the amount of $10,000 per month. We consider our current office space adequate for our current operations.

Item 3. Legal Proceedings.

To the knowledge of our management, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

(a)	Market Information.

Our units, Class A common stock and warrants are each traded on the Nasdaq Capital Market under the symbols “ALPAU,” “ALPA” and “ALPAW,” respectively. Our units commenced public trading on July 29, 2021. Our Class A common stock and warrants began separate trading on or about September 15, 2021.

(b)	Holders.

On December 31, 2022, there were 2 holders of record of our units, 1 holder of record of our Class A common stock, 1 holder of record of our Class B common stock and 1 holder of record of our warrants. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners whose securities are held in the names of various security brokers, dealers, and registered clearing agencies.

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

(d)	Securities Authorized for Issuance Under Equity Compensation Plans.

None.

(e)	Performance Graph.

Not applicable.

(f)	Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings.

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

We paid a total of $3,000,000 in underwriting discounts and commissions and $461,151 for other costs and expenses related to the Initial Public Offering. In addition, the Company also included in offering costs the fair value of $1,186,448 of Founders Shares transferred by the Sponsor to certain investors as a compensation for their commitment to purchase the Public Units sold in our initial public offering. In addition, the underwriters agreed to defer $5,250,000 in underwriting discounts and commissions related to the Initial Public Offering, and $155,436 related to the Underwriters’ partial over-allotment exercise. Additional transaction costs related to the Underwriters’ partial over-allotment exercise amounted to $92,070, consisting of $88,820 of underwriting fees and $3,250 of other offering costs.

(g)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. Reserved.

Not Applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, forward-looking statements can be identified by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Such statements include, but are not limited to, possible business combinations and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included in this Form 10-K. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings.

Overview

We are a blank check company incorporated on January 21, 2021 as a Delaware corporation for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. On January 4, 2023, we entered into a business combination agreement (the “Business Combination Agreement”) with Candy Merger Sub, Inc., a Delaware corporation (“Merger Sub”), and Carmell Therapeutics Corporation, a Delaware corporation (“Carmell”). We intend to effectuate our initial business combination using cash from the proceeds of our Initial Public Offering and the private placement of the Private Placement Units, our shares, debt or a combination of cash, equity and debt.

We expect to incur significant costs in the pursuit of our initial Business Combination. We cannot assure you that our plans to raise capital or to complete our initial Business Combination will be successful.

Results of Operations and Known Trends or Future Events

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception have been organizational activities, activities necessary to prepare for and complete our Initial Public Offering, and activities related to identifying Carmell as the target for our initial business combination. Since our Initial Public Offering, we have not generated any operating revenues, and do not expect to generate any operating revenues, until after completion of our initial business combination. $2,244,477 of dividend and interest income was earned in the Trust Account for the year ended December 31, 2022. We will continue to generate non-operating income in the form of dividend and interest income on cash and cash equivalents held in the Trust Account. As a result of being a public company, we have incurred, and will continue to incur, legal, financial reporting, accounting and auditing compliance expenses, as well as due diligence expenses related to potential targets.

For the year ended December 31, 2022, we had net income of $204,997, which was primarily driven by $2,244,477 of dividend and interest income earned in the Trust Account, offset by $1,651,483 of general and administrative costs and $391,198 of income tax expense. For the period from January 21, 2021 (inception) through December 31, 2021, we had a net loss of $329,382, which consisted of formation and general and administrative costs, offset by $8,091 of dividend and interest income earned in the Trust Account. The increase in dividend and interest income during the year ended December 31, 2022 versus the period from January 21, 2021 (inception) through December 31 was primarily due to the increase in interest rates during 2022. The increase in income tax expense during the year ended December 31, 2022 versus the period from January 21, 2021 (inception) through December 31 was primarily attributable to the increase in dividend and interest income earned in the Trust Account, combined with temporary tax differences related to certain expenses. General and administrative costs increased during the year ended December 31, 2022 due to the Company’s 12 months of operating as a public company and activities to identify a target for an initial Business Combination, versus approximately five months during the period from the IPO Date through December 31, 2021.

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

Following our initial public offering, the sale of the Private Placement Units and the exercise of the over-allotment option, a total of $154,441,030 was placed in the Trust Account, and we had $1,550,000 of cash held outside of the Trust Account, after payment of costs related to the Initial Public Offering, and available for working capital purposes. As of December 31, 2022, the Company had cash outside the Trust Account of $187,664 available for working capital needs.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, excluding deferred underwriting commissions, to complete our Business Combination. We may withdraw interest from the Trust Account to pay taxes. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

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

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an affiliate of the Sponsor a monthly fee of $10,000 for office space, secretarial and administrative services provided to the Company. We began incurring these fees on July 26, 2021 and will continue to incur these fees monthly until the earlier of the completion of a Business Combination or the Company’s liquidation.

The underwriters are entitled to a deferred fee of $0.35 per unit, or $5,405,436 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement.

As of December 31, 2022, we had cash, negative working capital and an accumulated deficit of $187,664, (1,396,312) and $6,018,111, respectively. The $187,664 held outside of the Trust Account may not be sufficient to allow the Company to operate for at least the next 12 months from the issuance of the financial statements, assuming that a Business Combination is not consummated during that time. The Company may need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

Our amended and restated certificate of incorporation provides that we will have only 24 months from the closing of our IPO to consummate an initial business combination. If we are unable to consummate an initial business combination within 24 months from the closing of our IPO, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (less up to $100,000 of interest to pay dissolution expenses and net of taxes payable), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii) to our obligations to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to consummate an initial business combination within 24 months from the closing of our IPO.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company believes that the proceeds raised in the initial public offering and the funds potentially available from loans from the sponsor or any of their affiliates will be sufficient to allow the Company to meet the expenditures required for operating its business. However, if the estimate of the costs of potentially identifying another target business, in-depth due diligence and negotiating a Business Combination exceed the cash on hand, the Company may have insufficient funds available to operate its business prior to the initial Business Combination. Moreover, the Company may need to obtain additional financing either to complete the Business Combination or because the Company becomes obligated to redeem a significant number of public shares upon completion of the Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination.

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

Due to Related Party

The balance of $31,979 as of December 31, 2022 represents $1,979 of general and administrative costs paid by an affiliate of the Sponsor on behalf of the Company and $30,000 of unpaid monthly administrative service fees. The balance of $2,275 as of December 31, 2021, represents general and administrative costs paid by an affiliate of the Sponsor on behalf of the Company.

Administrative Service Fee

The Company has agreed, commencing on the date that the Company’s securities are first listed on the Nasdaq, to pay an affiliate of the Sponsor a monthly fee of an aggregate of $10,000 for office space, administrative and support services. For the year ended December 31, 2022, administrative fees incurred and paid to the Sponsor totaled $120,000 and $90,000 respectively. $30,000 remains unpaid as of December 31, 2022 and is included in Due to Related Party on the accompanying balance sheet. For the period from January 21, 2021 (inception) through December 31, 2021, administrative fees incurred and paid to the Sponsor totaled $51,000. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor, an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon consummation of a Business Combination into warrants at a price of $1.50 per warrant. The warrants will be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of December 31, 2022 and 2021, there were no written agreements in place for the Working Capital Loans.

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

JOBS Act

The Jumpstart Out Business Startups Act (the “JOBS Act”) contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act will be allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

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

Critical Accounting Policies and Estimates

The Company prepares its financial statements and accompanying notes in conformity with accounting principles generally accepted in the United States of America, which requires management to make estimates and assumptions about future events that affect reported amounts. Estimations are considered critical accounting estimates based on, among other things, its impact on the portrayal of the Company’s financial condition, results of operations, or liquidity, as well as the degree of difficulty, subjectivity, and complexity in its deployment. Critical accounting estimates address accounting matters that are inherently uncertain due to unknown future resolution of such matters. Management routinely discusses the development, selection, and disclosure of each critical accounting estimates. There have been no significant changes to the Company’s estimates and assumptions during the year ended December 31, 2022. Refer to Note 2 of the Notes to Financial Statements for the Company’s accounting policies.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 8. Financial Statements and Supplementary Data

This information appears following Item 16 of this Report and is incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that during the period covered by this report, our disclosure controls and procedures were not effective due to a material weakness in internal controls over financial reporting related to the accounting for complex financial instruments. As described in Item 9.A Controls and Procedures of our 2021 Form 10-K and in Item 4 Controls and Procedures of our Form 10-Q/A for the quarter ended September 30, 2021, management identified errors in its historical financial statements related to the accounting for the Class A common stock subject to redemption, because the Class A common stock issued in the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside of the Company’s control, the Company should have classified all of these redeemable shares in temporary equity. Management also identified errors related to the completeness and accuracy of financial data, relating to unrecorded liabilities and deferred offering costs incurred as of July 29, 2021 (the IPO date).

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

Management’s Report on Internal Control over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2022. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did not maintain effective internal control over financial reporting as of December 31, 2022.

The Company’s management has identified a material weakness in the Company’s internal control over financial reporting related to the Company’s application of ASC 480-10-S99-3A to its accounting classification of the Class A common stock. Historically, a portion of our Class A common stock subject to possible redemption was classified as permanent equity to maintain stockholders’ equity greater than $5 million on the basis that the Company will not redeem its Class A common stock in an amount that would cause its net tangible assets to be less than $5,000,001, as described in the charter. Pursuant to the Company’s re-evaluation of the Company’s application of ASC 480-10-S99-3A to its accounting classification of its Class A common stock subject to possible redemption, the

Company’s management has determined that the Class A common stock include certain provisions that require classification of all of the Class A common stock as temporary equity regardless of the net tangible assets redemption limitation contained in the charter. As a result of this material weakness, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2022. Our management has concluded that our control around the interpretation and accounting for certain complex financial instruments we previously issued was not effectively designed or maintained. This material weakness resulted in the restatement of our balance sheet as of July 29, 2021, such amendment filed with the SEC on September 9, 2022, and our interim unaudited condensed financial statements for the quarter ended September 30, 2021, such amendment filed with the SEC on September 13, 2022.

Changes in Internal Control Over Financial Reporting

Other than changes that have resulted from the material weakness remediation activities noted above, there has been no change in our internal control over financial reporting, during the period covered by this report, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

As of March 22, 2023, our directors and officers are as follows:

NAME	AGE	POSITION
Rajiv Shukla	48	Chief Executive Officer and Chairman
Patrick A. Sturgeon	46	Chief Financial Officer and Secretary
Darlene T. DeRemer	67	Director
Eugene L. Podsiadlo	66	Director
William Woodward	63	Director

Rajiv S. Shukla has been our Chairman and Chief Executive Officer since inception and has two decades of buyouts, investments and operations experience in the healthcare industry. Since August 2021, Mr. Shukla has served as a director of Humacyte, Inc. (“HUMA”). Mr. Shukla also served as Chairman and Chief Executive Officer of Constellation Alpha Capital Corp. (“CNAC”), a Nasdaq-listed special purpose acquisition company, from June 2017 to August 2019. From August 2019 to August 2022, Mr. Shukla served as an independent director on the board of directors of InflammX Therapeutics, formerly known as Ocunexus Therapeutics, a clinical stage biotech company. From June 2013 to May 2015, Mr. Shukla served as Chief Executive Officer of Pipavav Defence & Offshore Engineering Company (now Reliance Naval and Engineering Ltd.), an Indian listed shipbuilding and defense manufacturing company. In this role, he successfully implemented an extensive financial restructuring project and sold control to the Reliance ADA Group. Between 2008 and 2013, Mr. Shukla worked as an investor at ICICI Venture, Morgan Stanley Investment Management and Citi Venture Capital International. Throughout his investment career, Mr. Shukla has been involved with numerous investments in healthcare companies. As a private equity investor, Mr. Shukla was involved with numerous control and minority healthcare investments including a hospital roll-up platform comprising multiple control investments and significant minority stakes in tertiary care hospitals and outpatient treatment centers, a roll-up of specialty chemicals and animal health businesses, a U.S. based clinical research organization, a vaccine company, and three specialty pharma companies. From 2001 to 2006, Mr. Shukla served as Senior Director at Pfizer, Inc. (NYSE:PFE). In this role, he played a key role in several acquisitions including Pharmacia in 2003, Meridica in 2004, Vicuron Pharmaceuticals and Idun Pharmaceuticals in 2005, and Rinat Neuroscience in 2006. Mr. Shukla also led the operational integration of these organizations into Pfizer across multiple sites around the world. Mr. Shukla graduated from Harvard University with a Masters in Healthcare Management and Policy and received a Bachelors in Pharmaceutics from the Indian Institute of Technology. We believe Mr. Shukla is well qualified to serve as one of our directors due to his extensive operations, finance and investment experience.

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

Nominating Committee

We have established a nominating committee of the board of directors. Darlene DeRemer, Eugene Podsiadlo and William Woodward serve as members of our Nominating Committee. Mr. Woodward serves as the Chairman of the Nominating Committee. Our board of directors have determined that each of Ms. DeRemer, Mr. Podsiadlo and Mr. Woodward are independent.

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

The compensation committee charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

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

Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties or contractual obligations:

Individual(1)	Entity	Entity’s Business	Affiliation

Rajiv Shukla	Constellation Alpha Holdings	Investments, advisory and research	Chief Executive Officer

	Alpha Healthcare Acquisition Corp. III	Special Purpose Acquisition Company	Chairman and Chief Executive Officer

	Humacyte, Inc.	Biotechnology company	Director

Patrick Sturgeon	Brookline Capital Markets	Mergers and acquisitions, public financing, private capital raising, secondary offerings, and capital markets	Managing Director

	Alpha Healthcare Acquisition Corp. III	Special Purpose Acquisition Company	Chief Financial Officer

Darlene DeRemer	Syracuse University	Education	Board of Trustees and Investment and Endowment Committee

	ARK Invest ETF Trust	Investment fund	Chairman

	Confluence Technologies LLC	Software company	Chairman of Compensation Committee

Eugene Podsiadlo	The Singapore Forum	Thought leadership	Board of Advisors

William Woodward	Anthem Venture Partners	Venture capital	Managing General Partner

(1)	Each person has a fiduciary duty with respect to the listed entities next to their respective names.

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

Item 11. Executive Compensation.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table sets forth information regarding the beneficial ownership of our shares of common stock as of December 31, 2022 based on information obtained from the persons named below, with respect to the beneficial ownership of our shares of common stock, by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

•	each of our executive officers and directors that beneficially owns our shares of common stock; and

•	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 15,907,985 shares of Class A common stock and 3,861,026 shares of Class B common stock outstanding as of December 31, 2022. Voting power represents the combined voting power of Class A common stock and Class B common stock owned beneficially by such person. On all matters to be voted upon, the holders of the Class A common stock and the Class B common stock vote together as a single class. Currently, all of the Class B common stock are convertible into Class A common stock on a one-for-one basis. The table below does not include the Class A common stock underlying the private placement warrants held by our sponsor because these securities are not exercisable within 60 days of this Annual Report on Form 10-K.

	Class B common stock		Class A common stock
Name of Beneficial Owners(1)	Number of Shares Beneficially Owned(2)	Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class	Approximate Percentage of Voting Control
AHAC Sponsor III LLC (our sponsor)(3)	3,786,026	98%	463,882	2.9%	22.9%
Rajiv Shukla(3)	—	—	—	—	—
Patrick A. Sturgeon(4)	—	—	—	—	—
Darlene DeRemer(4)	25,000	*	—	—	—
Eugene Podsiadlo(4)	25,000	*	—	—	—
William Woodward(4)	25,000	*	—	—	—
All officers and directors as a group (5 individuals)	—	—	—	—	—
Anchor Investors
Atlas Diversified Master Fund, Ltd. and affiliates(5)	—	—	1,485,000	9.3%	7.44%
Linden Capital L.P. and its affiliates(6)	—	—	1,485,000	9.3%	7.44%
Sculptor Capital LP and its affiliates(7)	—	—	1,471,470	9.25%	7.4%
UBS O’Connor LLC(8)	—	—	1,485,000	7.51%	6%
All Anchor Investors (4 Total)	—	—	5,926,470	35.36%	28.2%
5% or Greater Holders
Millennium Management LLC and affiliates(9)	—	—	957,229	6.2%	4.96%

*	Less than one percent.
(1)	Unless otherwise noted, the business address of each of the following entities and individuals is 1177 Avenue of the Americas, 5th Floor, New York, New York 10036.
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
(5)

Includes common stock directly owned by Atlas Diversified Master Fund, Ltd. and its affiliates based solely on the Schedule 13G/A filed by the reporting persons with the SEC on February 14, 2022. Atlas Diversified Master Fund, Ltd. is a Cayman corporation (“ADMF”), Atlas Diversified Fund, Ltd. is a Cayman corporation (“ADF LTD”), Atlas Diversified Fund, L.P. is a Delaware limited partnership (“ADF LP”), Atlas Master Fund, Ltd. is a Cayman corporation (“AMF”), Atlas Global, LLC is a Delaware limited liability company (“AG”), Atlas Global Investments, Ltd. is a Cayman corporation (“AGI”), Atlas Enhanced Master Fund, Ltd. is a Cayman corporation (“AEMF”), Atlas Enhanced Fund, L.P. is a Delaware limited partnership (“AEF LP”), Atlas Enhanced Fund, Ltd. is a Cayman corporation (“AEF LTD”), Atlas Portable Alpha, LP is a Delaware limited partnership (“APA LP”), Atlas Terra Fund, Ltd. is a Cayman corporation (“ATF LTD”), Atlas Institutional Equity Fund, L.P. is a Delaware limited partnership (“AIEF LP”). Balyasny Asset Management L.P. (“BAM” or the “Advisor”) serves as the investment manager to each of ADMF, ADF LTD, ADF LP, AMF, AG, AGI, AEMF, AEF LP, AEF LTD, APA LP, ATF LTD and AIEF LP. Dmitry Balyasny is the Managing Partner and Chief Investment Officer of the Advisor. The business address of each of ADF LP, AG, AEF LP, APA LP, AIEF LP, the Advisor and Mr. Balyasny is 444 W. Lake Street, 50th Floor Chicago, IL 60606. The business address for ADMF, ADF LTD, AMF, AGI, AEMF, AEF LTD, and ATF LTD is c/o Maples Corporate Services Limited, P.O. Box 309, Ugland House, George Town, Grand Cayman KY1-1104, Cayman Islands, British West Indies.
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

Changes in Control

None.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

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

We currently maintain our executive offices at 1177 Avenue of the Americas, 5th Floor, New York, New York 10036. The cost for our use of this space is included in the $10,000 per month fee we will pay to an affiliate of our sponsor for office space, administrative and support services, commencing on the date that our securities are first listed on the Nasdaq. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees.

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

Item 14. Principal Accountant Fees and Services.

Our independent public accounting firm is Adeptus Partners, LLC (“Adeptus”), 244 West 54th Street, 9th Floor, New York, NY 10019, PCAOB Auditor ID #3686. The following is a summary of fees paid or to be paid to Adeptus for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Adeptus in connection with regulatory filings. The aggregate fees billed by Adeptus for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Form 10-Q for the quarter ending September 30, 2022, and other required filings with the SEC for the period from October 4, 2022 through December 31, 2022 totaled $21,000. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Adeptus for consultations concerning financial accounting and reporting standards for the period from October 4, 2022 through December 31, 2022.

Tax Fees. We did not pay Adeptus for tax planning and tax advice for the period from October 4, 2022 through December 31, 2022.

All Other Fees. We did not pay Adeptus for other services for the period from October 4, 2022 through December 31, 2022.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Annual Report:

(1)	Financial Statements

(2)	Exhibits

We hereby file as part of this Annual Report on Form 10-K the exhibits listed in the attached Exhibit Index.

Exhibit No.	Description

1.1	Underwriting Agreement, dated July 26, 2021, by and among the Company, PJT Partners LP, and BofA Securities, Inc., as representatives of the underwriters.(2)

2.1	Business Combination Agreement, dated as of January 4, 2023, by and among Alpha Healthcare Acquisition Corp. III, Candy Merger Sub, Inc. and Carmell Therapeutics Corporation.(4)

3.1	Certificate of Incorporation.(1)

3.2	Amended and Restated Certificate of Incorporation.(1)

3.3	Second Amended and Restated Certificate of Incorporation.(2)

3.4	Bylaws.(1)

4.1	Specimen Unit Certificate.(1)

4.2	Specimen Common Stock Certificate. (1)

4.3	Specimen Warrant Certificate.(1)

4.4	Warrant Agreement, dated July 26, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent.(2)

4.5	Description of Securities.(3)

10.1	Investment Management Trust Agreement, dated July 26, 2021, by and between the Company and Continental Stock Transfer & Trust Company.(2)

10.2	Registration Rights Agreement, dated July 26, 2021, by and among the Company, the Sponsor and the other Holders (as defined therein) signatory thereto.(2)

10.3	Form of Indemnity Agreement.(1)

10.4	Letter Agreement, dated July 26, 2021, by and among the Company, the Sponsor and each director and executive officer of the Company.(2)

10.5	Unit Purchase Agreement, dated July 26, 2021, between the Company and the Sponsor.(2)

14	Code of Ethics.(1)

31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1**	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

32.2**	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

Exhibit No.	Description

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.
(1)	Incorporated by reference to the Registrants Form S-1, filed with the Securities Exchange Commission on July 19, 2021.
(2)	Incorporated by reference to the Registrants Form 8-K, filed with the Securities Exchange Commission on July 29, 2021.
(3)	Incorporated by reference to the Registrant’s Form 10-K, filed with the Securities Exchange Commission on April 15, 2022.
(4)	Incorporated by reference to the Registrant’s Form 8-K, filed with the Securities Exchange Commission on January 4, 2023.

Item 16. Form 10-K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 17, 2023

ALPHA HEALTHCARE ACQUISITION CORP. III

/s/ Rajiv Shukla
Name:	Rajiv Shukla
Title:	Chief Executive Officer and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Rajiv Shukla Rajiv Shukla	Chief Executive Officer and Chairman (Principal Executive Officer)	March 17, 2023

/s/ Patrick A. Sturgeon Patrick A. Sturgeon	Chief Financial Officer (Principal Financial and Accounting Officer)	March 17, 2023

/s/ Darlene T. DeRemer Darlene T. DeRemer	Director	March 17, 2023

/s/ Eugene L. Podsiadlo Eugene L. Podsiadlo	Director	March 17, 2023

/s/ William Woodward William Woodward	Director	March 17, 2023

ALPHA HEA
LTHCARE
ACQ
UIS
ITION CORP. III
INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm (PCAOB ID #3686)	F-2
Balance Sheets as of December 31, 2022 and 2021	F-3
Statements of Operations for the year ended December 31, 2022 and for the period from January 21, 2021 (inception) through December 31, 2021	F-4
Statements of Changes in Shareholders’ Equity (Deficit) for the year ended December 31, 2022 and for the period from January 21, 2021 (inception) through December 31, 2021	F-5
Statements of Cash Flows for the year ended December 31, 2022 and for the period from January 21, 2021 (inception) through December 31, 2021	F-6
Notes to Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
of Alpha Healthcare Acquisition Corp. III
Opinion on the Financial Statements
We have audited the accompanying balance sheet of Alpha Healthcare Acquisition Corp. III (the Company) as of December 31, 2022 and 2021, and the related statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes and schedules (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the period ended December 31, 2022 and 2021, in conformity with accounting principles generally accepted in the United States of America.
Substantial Doubt about the Company’s Ability to Continue as a Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has negative working capital and an accumulated deficit that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.
We have served as the Company’s auditor since 2022.
/s/ Adeptus Partners, LLC
Adeptus Partners, LLC
PCAOB: 3686
Ocean, NJ
March 13, 2023

ALPHA HEALTHCARE ACQUISITION CORP. III
BALANCE SHEETS

	December 31,
	2022	2021
Assets
Current assets:
Cash	$187,664	$774,192
Prepaid expenses	97,538	198,983

Total current assets	285,202	973,175
Marketable securities held in Trust Account	156,693,598	154,449,121

Total assets	$156,978,800	$155,422,296

Liabilities and Shareholders’ Equity (Deficit)
Current liabilities:
Accrued offering costs	$—	$112,485
Accounts payable and accrued expenses	1,258,337	215,247
Due to related party	31,979	2,275
Income taxes payable	391,198	—

Total current liabilities	1,681,514	330,007
Deferred underwriting fees payable	5,405,436	5,405,436

Total liabilities	7,086,950	5,735,443

Commitments and Contingencies (Note 5)
Class A common stock, $ 0.0001 par value; 100,000,000 shares authorized; 15,444,103 shares issued and outstanding subject to possible redemption	155,909,529	154,449,121

Shareholders’ equity (deficit):
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 463,882 shares not subject to possible redemption issued and outstanding (excluding 15,444,103 shares subject to possible redemption)	46	46
Class B common stock; $0.0001 par value, 10,000,000 shares authorized; 3,861,026 shares issued and outstanding	386	386
Additional paid-in capital	—	—
Accumulated deficit	(6,018,111)	(4,762,700)

Total shareholders’ deficit	(6,017,679)	(4,762,268)

Total Liabilities and Shareholders’ Deficit	$156,978,800	$155,422,296

The accompanying notes are an integral part of these financial statements.

ALPHA HEALTHCARE ACQUISITION CORP. III
STATEMENTS OF OPERATIONS

	For the year ended December 31, 2022	For the period from January 21, 2021 (inception) through December 31, 2021
General and administrative expenses	$1,651,483	$467,431

Loss from operations	(1,651,483)	(467,431)
Other income:
Dividend and interest income	2,247,678	8,091
Change in fair value of overallotment liability	—	2,923
Gain on expiration of overallotment option	—	127,035

Income (Loss) before income taxes	596,195	(329,382)
Income tax provision	(391,198)	—

Net Income (Loss)	$204,997	$(329,382)

Weighted average shares outstanding of Class A common stock subject to possible redemption	15,444,103	6,973,122
Basic and diluted net income (loss) per share, Class A common stock subject to possible redemption (see Note 2)	$0.01	$(0.03)
Weighted average shares outstanding of Class A common stock	463,882	209,549
Basic and diluted net income (loss) per share, Class A common stock (see Note 2)	$0.01	$(0.03)
Weighted average shares outstanding of Class B common stock	3,861,026	3,797,628
Basic and diluted net income (loss) per share, Class B common stock (see Note 2)	$0.01	$(0.03)
The accompanying notes are an integral part of these financial statements.

ALPHA HEALTHCARE ACQUISITION CORP. III
Statement of Shareholders’ Equity (Deficit)
For the year ended December 31, 2022

	Common Stock Subject to Possible Redemption						Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity (Deficit)
			Common Stock
	Class A		Class A		Class B
	Shares	Amount	Shares	Amount	Shares	Amount
Balance - January 1, 2022	15,444,103	$154,449,121	463,882	$46	3,861,026	$386	$—	$(4,762,700)	$(4,762,268)
Change in redemption value of Class A Common stock subject to possible redemption due to dividend and interest income earned	—	1,460,408	—	—	—	—	—	(1,460,408)	(1,460,408)
Net income	—	—	—	—	—	—	—	204,997	204,997

Balance - December 31, 2022	15,444,103	$155,909,529	463,882	$46	3,861,026	$386	$—	$(6,018,111)	$(6,017,679)

ALPHA HEALTHCARE ACQUISITION CORP. III
Statement of Shareholders’ Equity (Deficit)
For the period from January 21, 2021 (inception) through December 31, 2021

	Common Stock Subject to Possible Redemption						Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity (Deficit)
			Common Stock
	Class A		Class A		Class B
	Shares	Amount	Shares	Amount	Shares	Amount
Balance - January 21, 2021 (inception)	—	$—	—	$—	—	$—	$—	$—	$—
Class B common stock issued to Sponsor	—	—	—	—	4,312,500	431	24,569	—	25,000
Issuance of Private Placement Units	—	—	463,882	46	—	—	4,638,774	—	4,638,820
Issuance of Class A Common stock subject to possible redemption, net of issuance costs of $9,905,857	15,444,103	140,738,518	—	—	—	—	—	—	—
Issuance of Public Warrants, net of issuance costs of $239,247	—	—	—	—	—	—	3,399,132	—	3,399,132
Capital contribution by the Sponsor through transfer of Class B shares	—	—	—	—	—	—	1,186,448	—	1,186,448
Fair value of underwriter’s overallotment options exercised	—	—	—	—	—	—	28,317	—	28,317
Accretion to redemption value of Class A common stock subject to possible redemption	—	13,702,512	—	—	—	—	(9,277,240)	(4,425,272)	(13,702,512)
Forefeiture of Founder Shares related to unexercised portion of underwriter’s overallotment option (1)	—	—	—	—	(451,474)	(45)	—	45	—
Change in redemption value of Class A Common stock subject to possible redemption due to dividend and interest income earned	—	8,091	—	—	—	—	—	(8,091)	(8,091)
Net loss	—	—	—	—	—	—	—	(329,382)	(329,382)

Balance - December 31, 2021	15,444,103	$154,449,121	463,882	$46	3,861,026	$386	$—	$(4,762,700)	$(4,762,268)

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
45-day
option period.

The accompanying notes are an integral part of these financial statements.

ALPHA HEALTHCARE ACQUISITION CORP. III
STATEMENTS OF CASH FLOWS

	For the year ended December 31, 2022	For the period from January 21, 2021 (inception) through December 31, 2021
Cash Flows from Operating Activities:
Net income (loss)	$204,997	$(329,382)
Adjustments to reconcile net loss to net cash used in operating activities
Interest earned in Trust Account	(2,244,477)	(8,091)
Change in fair value of overallotment liability	—	(2,923)
Gain on expiration of overallotment option	—	(127,035)
Changes in current assets and liabilities:
Prepaid expenses	101,445	(198,983)
Accrued expenses	1,028,390	215,247
Due to related party	29,704	—

Net cash used in operating activities	(488,743)	(451,167)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	—	(154,441,030)

Cash Flows from Financing Activities:
Proceeds from related party	—	56,922
Payment to related party	—	(54,647)
Proceeds from issuance of Public Units	—	154,441,030
Proceeds from issuance of Private Units	—	4,638,820
Payment of offering costs	(97,785)	(3,415,736)

Net cash (used in) provided by financing activities	(97,785)	155,666,389

Net Change in Cash	(586,528)	774,192
Cash - beginning of the period	774,192	—

Cash - end of the period	$187,664	$774,192

Supplemental disclosure of cash flow information:
Offering costs paid by Sponsor in exchange for issuance of Class B common stock	$—	$25,000

Capital contribution by the Sponsor through transfer of Class B shares	$—	$1,186,448

Offering costs included in accrued offering costs	$—	$112,485

Deferred underwriting commissions	$—	$5,405,436

Accretion of the interest earned in Trust Account	$1,460,408	$8,091

The accompanying notes are an integral part of these financial statements.

ALPHA HEALTHCARE ACQUISITION CORP. III
NOTES TO FINANCIAL STATEMENTS
Note 1 — Organization and Business Operations
Alpha Healthcare Acquisition Corp. III is a blank check company incorporated as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). On January 4, 2023, the Company entered into a business combination agreement (the “Business Combination Agreement”) with Candy Merger Sub, Inc., a Delaware corporation (“Merger Sub”), and Carmell Therapeutics Corporation, a Delaware corporation (“Carmell”).
The Company has selected December 31 as its fiscal year end.
As of December 31, 2022, the Company has not yet commenced any operations. All activity from January 21, 2021 (inception) through December 31, 2022, relates to the Company’s formation, the IPO (as defined below), and activities necessary to identify a potential target and prepare for a Business Combination. Since our IPO, we have not generated any operating revenues, and do not expect to generate any operating revenues, until at least after completion of our initial Business Combination, if at all.
The registration statement for the Company’s initial public offering (“IPO”) was declared effective on July 26, 2021. On July 29, 2021 (“IPO Date”), the Company consummated the IPO of 15,000,000 units (the “Public Units” and, with respect to the shares of Class A common stock included in the Public Units sold, the “Public Shares”), at $10.00 per Public Unit, generating gross proceeds of $150,000,000, which is described in Note 3. In connection with the IPO, the Company also granted the underwriters a
45-day
option to purchase an additional 2,250,000 Public Units at the IPO price.
Simultaneously with the closing of the IPO, the Company consummated the sale of 455,000 units (each, a “Private Placement Unit” and, collectively, the “Private Placement Units”) at a price of $10.00 per Private Placement Unit in a private placement to AHAC Sponsor III LLC (the “Sponsor”), generating gross proceeds of $4,550,000, which is described in Note 4.
At the IPO Date, transaction costs amounted to $3,461,151, consisting of $3,000,000 of underwriting fees and $461,151 of other offering costs. The Company also accrued underwriting fees of $5,250,000 that will be paid only if a Business Combination is entered into. In addition, cash of $1,550,000 was held outside of the Trust Account (as defined below) and was available for the payment of offering costs and for working capital purposes.
At the IPO Date, the Sponsor also transferred to certain investors a total of 225,000 of Founders shares (Note 4)
(“Non-Risk
Incentive Private Shares”) as compensation for their commitment to purchase the Public Units sold in the IPO. The Company estimated the aggregate fair value of these shares to be $1,186,448, or $5.27 per share. The fair value of the
Non-Risk
Incentive Private Shares was determined to be a contribution from the Sponsor for offering costs in accordance with Staff Accounting Bulletin Topic 5T. These offering costs were allocated to the Public Units and charged to shareholder’s equity upon the completion of the IPO.
At the IPO Date, the Sponsor also transferred to certain other investors the total of 600,900 of Founders shares (“Risk Incentive Private Shares”) as a compensation for their commitment to acquire at least 9.9% of the Public Units sold in the IPO. These Risk Incentive Private Shares are subject to forfeiture if the investors sell their Public Units prior to the closing of the initial Business Combination. The fair value of these Risk Incentive Private Shares is equal to the fair value of the
Non-Risk
Incentive Private Shares. Due to the high probability of forfeiture, the fair value of these Risk Incentive Private Shares will be recorded as a capital contribution from the Sponsor upon the closing of the initial Business Combination.
On August 3, 2021, the Underwriters partially exercised their overallotment option and purchased 444,103 additional Public Units for a total amount of $4,441,030 resulting from the partial over-allotment exercise. The Company also issued 8,882 Private Placement Units, generating additional $88,820 in gross proceeds. Transaction costs related to the Underwriters’ partial over-allotment exercise amounted to $92,070, consisting of $88,820 of underwriting fees and $3,250 of other offering costs. The Company has also accrued additional underwriting fees of $155,436 that will be paid only if a business combination is entered into.
The total issuance costs of $10,145,105 were allocated to the Class A common shares subject to possible redemption and the Public Warrants (Note 6) based on their relative fair values with $9,905,857 to the Class A shares subject to possible redemption and $239,247 to the Public Warrants.
Following the closing of the IPO on July 29, 2021, an amount of $154,441,030 ($10.00 per Public Unit) from the net proceeds of the sale of the Public Units in the IPO, including the Public Units sold upon the exercise of the over-allotment option, and the sale of the Private Placement Units was placed in a trust account (the “Trust Account”), invested in U.S. government securities, within the meaning set forth in Section 2(a) (16) of the Investment Company Act, with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule
2a-7
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
The shares of Class A common stock subject to possible redemption were recorded at redemption value and classified as temporary equity upon the completion of the IPO, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.”
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
Business Combination Agreement – Proposed Business Combination with Carmell Therapeutics Corporation
On January 4, 2023, the Company entered into the Business Combination Agreement with Merger Sub and Carmell. The Business Combination Agreement provides, among other things, that on the terms and subject to the conditions set forth therein, Merger Sub will merge with and into Carmell, with Carmell surviving as a wholly-owned subsidiary of the Company (the “Carmell Business Combination”). Upon the closing of the Carmell Business Combination (the “Closing”), it is anticipated that the Company will change its name to “Carmell Therapeutics Corporation” and its ticker symbol on the Nasdaq Stock Market (Nasdaq) is expected to change to “CTCX” and have the Class A common stock listed for trading with such trading ticker.
The below description of the Business Combination Agreement and the transactions contemplated thereby is not complete and is subject to, and qualified in its entirety by reference to, the actual agreement, a copy of which is filed with the Current Report on Form
8-K
filed on January 4, 2023, as Exhibit 2.1. Capitalized terms used but not otherwise defined herein will have the meanings given to them in the Business Combination Agreement.
The Business Combination Agreement and the transactions contemplated thereby were approved by the boards of directors of each of the Company and Carmell. Under the Business Combination Agreement, the Company will acquire all of the outstanding equity interests of Carmell in exchange for shares of the Company’s Class A common stock, based on an implied Carmell equity value of $150,000,000, to be paid to Carmell stockholders at the effective time of the Carmell Business Combination.
Pursuant to the Business Combination Agreement, at or prior to the effective time of the Business Combination, each option and warrant exercisable for Carmell equity that is outstanding immediately prior to the effective time of the Business Combination shall be assumed by the Company and continue in full force and effect on the same terms and conditions as are currently applicable to such options and warrants, subject to adjustments to exercise price and number of shares of Class A common stock issued upon exercise.
The parties to the Business Combination Agreement have agreed to customary representations and warranties for transactions of this type. In addition, the parties to the Business Combination Agreement agreed to be bound by certain customary covenants for transactions of this type, including, among others, covenants with respect to the conduct of Carmell, the Company and their respective subsidiaries during the period between execution of the Business Combination Agreement and Closing. The representations, warranties, agreements and covenants of the parties set forth in the Business Combination Agreement will terminate at Closing, except for those covenants and agreements that, by their terms, contemplate performance after Closing. Each of the parties to the Business Combination Agreement has agreed to use its reasonable best efforts to take or cause to be taken all actions and things necessary to consummate and expeditiously implement the Carmell Business Combination.
Under the Business Combination Agreement, the obligations of the parties to consummate the Carmell Business Combination are subject to the satisfaction or waiver of certain customary closing conditions of the respective parties, including, without limitation: (i) the approval and adoption of the Business Combination Agreement and transactions contemplated thereby by requisite vote of the Company’s stockholders and Carmell’s stockholders; (ii) the execution of the Investor Rights Agreement by the parties thereto; (iii) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended; (iv) the absence of a Company Material Adverse Effect or ALPA Material Adverse Effect (each, as defined in the Business Combination Agreement) since the date of the Business Combination Agreement that is continuing; (v) after giving effect to the transactions contemplated by the Business Combination Agreement, the Company has net tangible assets of at least $5,000,001 upon consummation of the Carmell Business Combination; (vi) the Company’s initial listing application with The Nasdaq Stock Market (“Nasdaq”) in connection with the Business Combination has been approved and, immediately following the effective time of the Carmell Business Combination, the Company has satisfied any applicable initial and continuing listing requirements of Nasdaq, and the Company has not received any notice of non-compliance therewith
that has not been cured or would not be cured, and the shares of the Company’s Class A Common Stock have been approved for listing on Nasdaq; (vii) the registration statement on Form
S-4
(the
“S-4 Registration
Statement”) has become effective, no stop order has been issued by the Securities and Exchange Commission (the “SEC”) and remains in effect with respect to the S-4 Registration
Statement, and no proceeding seeking such a stop order has been threatened or initiated by the SEC and remains pending; and (viii) Carmell shall have paid off all amounts due under the 10% Original Issue Discount Senior Secured Convertible Notes, dated as of January 19, 2023. Because the parties’ obligations to consummate the Business Combination are subject to the satisfaction or waiver of these (and other) conditions, there is no guarantee that the Carmell Business Combination will be consummated.
The Business Combination Agreement may be terminated under certain customary and limited circumstances at any time prior to the Closing, including, without limitation, (i) by the Company or Carmell, if (a) the Closing has not occurred by June 30, 2023 and (b) a breach of the covenants or obligations of the other party (Carmell, on one hand, or the Company or Merger Sub, on the other hand) seeking to terminate the

Business Combination Agreement did not proximately cause the failure to consummate the Business Combination; (ii) by the Company or Carmell, in the event an applicable governmental, regulatory or administrative authority has issued a final and non-appealable
order having the effect of permanently restraining, enjoining or otherwise prohibiting the Carmell Business Combination; (iii) by the Company or Carmell, if Carmell or the Company or Merger Sub, as applicable, has breached any of its respective representations, warranties, agreements or covenants contained in the Business Combination Agreement, such failure or breach would render certain conditions precedent to the Closing incapable of being satisfied, and such breach or failure is not cured within 30 days of written notice thereof; (iv) by the Company or Carmell if the Company’s stockholder meeting to vote on the Carmell Business Combination has been held and the Company stockholder approval has not been obtained; (v) by the Company, if the Carmell stockholder approval is not obtained within five (5) business days following the time at which a registration statement on Form
S-4
relating to the approval by the Company’s stockholders of the Carmell Business Combination filed with the SEC by the Company is declared effective under the Securities Act of 1933, as amended; or (vi) by mutual written consent of the Company and Carmell.
If the Business Combination Agreement is validly terminated, none of the parties to the Business Combination Agreement will have any liability or any further obligation under the Business Combination Agreement other than customary confidentiality obligations, except in the case of Willful Breach or Fraud (each, as defined in the Business Combination Agreement).
Liquidity and Going Concern
As of December 31, 2022, the Company had cash outside the Trust Account of $187,664 available for working capital needs. All remaining cash held in the Trust Account is generally unavailable for the Company’s use, prior to an initial Business Combination, and is restricted for use either in a Business Combination or to redeem common stock. Up to $100,000 of interest and dividends earned in the trust account are available to pay dissolution expenses, if necessary, and the Company may withdraw dividend and interest income earned in the Trust Account to pay income and franchise taxes. As of December 31, 2022, none of the amount in the Trust Account was withdrawn as described above.
Through December 31, 2022, the Company’s liquidity needs were satisfied through receipt of $25,000 from the sale of the founder shares and the remaining net proceeds from the sale of Private Placement Units held outside of the trust account, totaling $187,664 as of December 31, 2022. There were no withdrawals from the trust account through December 31, 2022 for payment of tax obligations.
As of December 31, 2022, we had cash, negative working capital and an accumulated deficit of $187,664, (1,396,312) and $6,018,111, respectively. The $187,664 held outside of the Trust Account may not be sufficient to allow the Company to operate for at least the next 12 months from the issuance of the financial statements, assuming that a Business Combination is not consummated during that time. The Company may need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.
The Company has until July 29, 2023 to consummate the initial Business Combination. It is uncertain whether the Company will be able to consummate the proposed Business Combination by this date. If a Business Combination is not consummated by this date, then, unless that time is extended, there will be a mandatory liquidation and subsequent dissolution of the Company. Extension of the business combination period would require an amendment to the Company’s amended and restated certificate of incorporation. Amending the amended and restated certificate of incorporation will require the approval of holders of 65% of the Company’s common stock, and, in connection with this, amending the warrant agreement will require a vote of holders of at least a majority of the Public Warrants (which may include Public Warrants acquired by the Sponsor or its affiliates in this offering or thereafter in the open market, see Note 6). In addition, the amended and restated certificate of incorporation requires the Company to provide its public stockholders with the opportunity to redeem their public shares for cash if the Company proposes an amendment to the amended and restated certificate of incorporation (A) to modify the substance or timing of its obligation to allow redemption in connection with the initial business combination or certain amendments to the charter prior thereto or to redeem 100% of the Company’s public shares if the Company does not complete the initial business combination within 24 months from the closing of the IPO or (B) with respect to any other provision relating to stockholders’ rights or pre-initial
business combination activity.
These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.
The Company believes that the proceeds raised in the IPO and the funds potentially available from loans from the sponsor or any of their affiliates will be sufficient to allow the Company to meet the expenditures required for operating its business. However, if the estimate of the costs of identifying a target business, undertaking in-depth
due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to the initial Business Combination. Moreover, the Company may need to obtain additional financing either to complete the Business Combination or because the Company becomes obligated to redeem a significant number of public shares upon completion of the Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination.

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
Marketable Securities Held in Trust Account
At December 31, 2022 and 2021, the assets held in the Trust Account were substantially held in a money market fund which is comprised of U.S. Treasury Bills, U.S. Treasury Coupons, and U.S Treasury Inflation-Protected Securities. During the year ended December 31, 2022, the Company did not withdraw any of interest income from the Trust Account to pay its tax obligation.
Common Stock Subject to Possible Redemption
The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock is classified as shareholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2022, 15,444,103 shares of Class A common stock subject to possible redemption are classified in temporary equity outside of the shareholders’ equity (deficit) section of the Company’s balance sheet and were immediately accreted to redemption value at the IPO Date.
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

The Public Warrants (see Note 3) and Private Warrants (see Note 6) were accounted for as equity as these instruments meet all of the requirements for equity classification under ASC 815.
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
On August 3, 2021, the Underwriters partially exercised their overallotment option and purchased 444,103 Public Units (see Note 3). The fair value of the corresponding overallotment liability partially extinguished upon exercise of $28,317 was determined using the Black Scholes option pricing model based on the following assumptions:

Risk-free interest rate	0.05%
Dividend rate	0%
Volatility	5.00%
Expected life (in years)	0.10
Upon the expiration of the unexercised overallotment options on September 9, 2021, the Company recorded a gain on the expiration of the overallotment option of $127,035.
Business Combination Costs
Costs incurred in relation to a potential Business Combination may include legal, accounting, and other expenses. Any such costs are expensed as incurred.
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
The Company’s Public Warrants (see Note 6) and Private Warrants (see Note 6) could, potentially, be exercised or converted into common shares and then share in the earnings of the Company. However, these warrants were excluded when calculating diluted income (loss) per share because such inclusion would be anti-dilutive for the periods presented. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the period presented.

A reconciliation of net income per share is as follows for the year ended December 31, 2022:

Year ended December 31, 2022	Class A subject to possible redemption	Class A	Class B
Allocation of undistributable income	160,151	4,809	40,037

Net income to ordinary shares	$160,151	$4,809	$40,037

Weighted average shares outstanding, basic and diluted	15,444,103	463,882	3,861,026

Basic and diluted net income per share	$0.01	$0.01	$0.01

A reconciliation of net loss per share is as follows for the period from January 21, (Inception) through December 31, 2021:

For the period from Janaury 21, 2021 (inception) through December 31, 2021	Class A subject to possible redemption	Class A	Class B
Allocation of undistributable losses	(209,176)	(6,286)	(113,920)

Net loss to ordinary shares	$(209,176)	$(6,286)	$(113,920)

Weighted average shares outstanding, basic and diluted	6,973,122	209,549	3,797,628

Basic and diluted net loss per share	$(0.03)	$(0.03)	$(0.03)

Offering Costs
Offering costs consist of underwriting, legal, accounting and other expenses incurred through the IPO that are directly related to the IPO. Offering costs are allocated to the separable financial instruments issued in the IPO based on a relative fair value basis, compared to total proceeds received. Offering costs associated with the Public Shares were charged to shareholders’ equity upon the completion of the IPO. Offering costs amounted to $9,897,599 at July 29, 2021, which were allocated between the Class A shares subject to possible redemption and the Public Warrants and charged to shareholders’ equity upon the completion of the IPO. Under the guidance in Staff Accounting Bulletin 107 Topic 5.A, Accounting for Expenses or Liabilities Paid by Principal Stockholder(s), the Company included in these offering costs amounts incurred by the Sponsor through the transfer of
Non-Risk
Incentive Private Shares (see Note 4) to Anchor Investors on behalf of the Company in the amount of $1,186,448. The IPO costs as of the IPO Date were allocated $9,664,188 and $233,411 between the Class A shares subject to possible redemption and the Public Warrants (see Note 7), respectively, based on their relative fair values at the issuance date. The Company incurred an additional $92,070 offering costs of upon the partial exercise of the overallotment option on August 3, 2021.
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
As of December 31, 2022 and 2021, the Company held $156,693,598 and $154,449,121, respectively, of Level 1 financial instruments, which are the Company’s marketable securities held in Trust Account. These assets are measured at fair value on a recurring basis based on quoted market prices for identical securities in the active market.
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
The Company did not hold any liabilities requiring remeasurement on a recurring or non-recurring
basis as of and for the year ended December 31, 2022.
The table below presents the changes in Level 3 liabilities measured at fair value on a recurring basis during the period from January 21, 2021 (inception) through December 31, 2021:

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
ASC 740 prescribes recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2022 and 2021. The Company is not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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
Note 3 — IPO
On July 29, 2021, the Company sold 15,000,000 Public Units at $10.00 per Public Unit, generating gross proceeds of $150.0 million. Each Public Unit consists of one share of Class A common stock and one-fourth
of one redeemable warrant. Only whole warrants are exercisable. Each whole warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share.
Simultaneously with the closing of the IPO, the Company consummated the sale of 455,000 Private Placement Units at a price of $10.00 per Private Placement Unit in a private placement to the Sponsor, generating gross proceeds of $4,550,000, which is described further in Note 4.
On August 3, 2021, the Underwriters exercised their option to purchase 444,103 additional Public Units for the total amount of $4,441,030, received on August 6, 2021. Resulting from the partial over-allotment exercise, the Company also issued 8,882 Private Placement Units, generating additional $88,820 in gross proceeds.
Note 4 — Related Party Transactions
Founder Shares
On January 21, 2021, the Sponsor subscribed to purchase 3,593,750 shares of the Company’s common stock, par value $0.0001 per share (the “Founder Shares”) for an aggregate price of $25,000. On January 25, 2021, the Sponsor paid $25,000, or approximately $0.00696 per share, to cover for certain offering and formation costs in consideration for 3,593,750 Founder Shares. On March 1, 2021, the Company effected a 1:1.2 stock split of its common stock which resulted in an aggregate of 4,312,500 shares of Class B common stock outstanding. All shares and associated amounts have been retroactively restated to reflect the stock split. On August 3, 2021, the Underwriters exercised their option to purchase 444,103 additional Public Units out of the total 2,250,000 available under the over-allotments and the forfeiture provisions lapsed for 111,026 Founder Shares. The remaining 451,464 Founder Shares were forfeited upon the expiration of the
45-day
period reserved for the exercise of over-allotment option.
On July 27, 2021, our sponsor transferred 25,000 founder shares to each of Darlene DeRemer, Eugene Podsiadlo, and William Woodward, directors of the Company. The awards will vest simultaneously with the closing of an initial business combination, provided the director has continuously served on the Company’s board of directors through the closing of such initial business combination.
At the IPO Date, the Sponsor also transferred to certain investors a total of 225,000 of Founders shares (Note 4)
(“Non-Risk
Incentive Private Shares”) as a compensation for their commitment to purchase the Public Units sold in the IPO. The Company estimated the aggregate fair value of these shares to be $1,186,448, or $5.27 per share. The fair value of the
Non-Risk
Incentive Private Shares was determined to be a contribution from the sponsor for offering costs in accordance with Staff Accounting Bulletin Topic 5T. These offering costs were allocated to the Public Units and charged to shareholder’s equity upon the completion of the IPO.
At the IPO Date, the Sponsor also transferred to certain other investors the total of 600,900 of Founders shares (“Risk Incentive Private Shares”) as a compensation for their commitment to acquire at least 9.9% of the Public Units sold in the IPO. These Risk Incentive Private Shares are subject to forfeiture if the investors sell their Public Units prior to the closing of the initial Business Combination. The fair value of these Risk Incentive Private Shares is equal to the fair value of the
Non-Risk
Incentive Private Shares. Due to the high probability of forfeiture, the fair value of these Risk Incentive Private Shares will be recorded as a capital contribution from the Sponsor upon the closing of the initial Business Combination.
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

Private Placement
Simultaneously with the closing of the IPO, the Sponsor purchased 455,000 placement units, at a purchase price of $4,550,000, in a private placement. Each Private Placement Unit is identical to the Public Units sold in the IPO except as described below. A portion of the proceeds from the Private Placement Units was added to the proceeds from the Public Offering to be held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law).
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
Due to Related Party
The balance of $31,979 as of December 31, 2022 represents $1,979 of general and administrative costs paid by an affiliate of the Sponsor on behalf of the Company and $30,000 of unpaid monthly administrative service fees (described below). The balance of $2,275 as of December 31, 2021, represents general and administrative costs paid by an affiliate of the Sponsor on behalf of the Company.
Administrative Service Fee
The Company has agreed, commencing on the date that the Company’s securities are first listed on the Nasdaq, to pay an affiliate of the Sponsor a monthly fee of an aggregate of $10,000 for office space, administrative and support services. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the year ended December 31, 2022, and for the period from January 21, 2021 (inception) through December 31, 2021, administrative service fees incurred totaled $120,000 and $51,000, respectively, included in general and administrative expenses in the accompanying statements of operations. As of December 31, 2022 and 2021, $30,000 and $0 is owed to the affiliate of the Sponsor for the administrative service fees, included in “due to related party” on the accompanying balance sheets.
Related Party Loans
In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor, an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon consummation of a Business Combination into warrants at a price of $1.50 per warrant. The warrants will be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of December 31, 2022 and 2021, there were no written agreements in place for the Working Capital Loans.
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
Underwriters Agreement
The Company granted the underwriters a
45-day
option from July 26, 2021, to purchase up to 2,250,000 additional Public Units to cover over-allotments, if any, at the Public Offering price less the underwriting discounts and commissions. On August 3, 2021, the Underwriters exercised their option to purchase 444,103 additional Public Units for the total amount of $4,441,030.
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
On July 29, 2021, the Company sold 15,000,000 Public Units, each Public Unit consists of one share of Class A common stock and one-fourth
of one redeemable warrant.

On August 3, 2021, the Underwriters exercised their option to purchase 444,103 additional Public Units out of the total 2,250,000 available under the over-allotments and the forfeiture term lapsed for 111,026 Founder Shares. The remaining 451,464 Founder Shares were forfeited upon the expiration of the
45-day
period reserved for the exercise of over-allotment option.
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
Preferred Stock
– The Company is authorized to issue 1,000,000 shares of preferred stock, with a par value of $0.0001 per share. At December 31, 2022 and 2021, there were no shares of preferred stock issued or outstanding.
Warrants
– The warrants may only be exercised for a whole number of shares. The warrants included in the Public Units sold in the Public Offering (the “Public Warrants”) will become exercisable 30 days after the completion of a Business Combination provided that the Company has an effective registration statement under the Securities Act covering the issuance of the shares of Class A common stock issuable upon exercise of the Public Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Public Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of the initial Business Combination, the Company will use its commercially reasonable efforts to file with the SEC and have an effective registration statement covering the issuance of the shares of Class A common stock issuable upon exercise of the warrants and to maintain a current prospectus relating to those shares of Class A common stock until the warrants expire or are redeemed. If a registration statement covering the issuance of the Class A common stock issuable upon exercise of the warrants is not effective by the 60th business day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption.
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
The Private Placement Warrants are identical to the Public Warrants, except that the Private Placement Warrants and the shares of Class A common stock issuable upon exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions (the “Private Placement Warrants”).
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
Note 7 — Income Taxes
The Company’s general and administrative expenses are generally considered start-up
costs and are not currently deductible. During the year ended December 31, 2022, $391,198 of income tax expense was recorded. The Company’s effective tax rate for the year ended December 31, 2022 was 65%, which differs from the U.S. federal statutory rate of 21%, primarily due to the change in the valuation allowance, resulting from recognizing a full valuation allowance against the deferred tax assets. The Company’s effective tax rate was 0% for the period from January 21, 2021 (inception) through December 31, 2021, which differs from the U.S. federal statutory rate of 21%, primarily due to recognizing a full valuation allowance on deferred tax assets.
The Company has no uncertain tax positions related to federal and state income taxes. The 2021 federal tax return for the Company remains open for examination. In the event that the Company is assessed interest or penalties at some point in the future, it will be classified in the financial statements as tax expense.
The income tax provision consisted of the following as of December 31, 2022 and 2021:

	December 31,
	2022	2021
Federal
Current	$391,198	$—
Deferred	(265,998)	(96,461)
Change in valuation allowance	265,998	96,461

Income tax provision	$391,198	$—

The Company’s net deferred tax assets consisted of the following as of December 31, 2022 and 2021:

	December 31,
	2022	2021
Deferred tax asset
Net operating loss carryforward	$—	$33,531
Startup/Organization expenses	362,459	62,930

Total deferred tax assets	362,459	96,461
Valuation allowance	(362,459)	(96,461)

Deferred tax asset, net of allowance	$—	$—

As of December 31, 2022 and 2021, the Company has U.S. federal net operating loss carryovers of $0 and $159,673, respectively, that do not expire.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2022 and for the period from January 21, 2021 (inception) through December 31, 2021, the change in the valuation allowance was $265,998 and $96,461, respectively.
There were no unrecognized tax benefits as of December 31, 2022 and 2021. No amounts were accrued for the payment of interest and penalties as of December 31, 2022 and 2021. The Company is currently not aware of any issues that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2022 and 2021 is as follows:

	December 31,
	2022	2021
Statutory federal income tax rate	21.0%	21.0%
Change in fair value of overallotment liability	—	8.3
Valuation allowance	44.0	(29.3)

Effective tax rate	65.0%	0.0%

The Company files U.S. federal income tax returns and is subject to examination since inception.
Note 8 — Stock-based Compensation
On July 27, 2021, the Sponsor transferred 25,000 shares of Class B common stock to each of the three independent director nominees as compensation for their service on the board of directors. The awards will vest simultaneously with the closing of an initial business combination, provided the director has continuously served on the Company’s board of directors through the closing of such initial business combination. As such, the service period for these awards will start on the IPO Date. As the share awards would vest only upon the consummation on a business combination, the compensation expense in relation to these grants would not be recognized until the closing of the initial business combination. As a result, the Company recorded no compensation expense for any periods through December 31, 2022. No awards were granted, exercised or cancelled during the year ended December 31, 2022.
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
Note 9 — Subsequent Events
On January 4, 2023, the Company entered into the Business Combination Agreement with Merger Sub and Carmell, which is described in Note 1.
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any further subsequent events that require adjustment or disclosure in the financial statements.