Form 10-Q
period 2023-03-31
ALPHA HEALTHCARE ACQUISITION CORP III
filed 2023-05-15
CIK 1842939

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
of the Exchange Act).    Yes  ☒    No  ☐
As of May 12, 2023, there were 15,907,985 shares of Class A common stock and 3,861,026 shares of Class B common stock outstanding.

Alpha Healthcare Acquisition Corp. III

Quarterly Report on Form 10-Q

PART I - FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
ALPHA HEALTHCARE ACQUISITION CORP. III
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2023	December 31, 2022
	(unaudited)
Assets
Current assets:
Cash	$16,133	$187,664
Prepaid expenses	111,079	97,538

Total current assets	127,212	285,202
Marketable securities held in Trust Account	158,368,990	156,693,598

Total assets	$158,496,202	$156,978,800

Liabilities and Shareholders’ Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	1,817,299	1,258,337
Due to related party	71,024	31,979
Income taxes payable	734,526	391,198

Total current liabilities	2,622,849	1,681,514
Deferred underwriting fees payable	—	5,405,436

Total liabilities	2,622,849	7,086,950

Commitments and Contingencies (Note 5)
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 15,444,103 shares issued and outstanding subject to possible redemption	157,180,994	155,909,529
Shareholders’ equity (deficit):
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 463,882 not subject to possible redemption issued and outstanding (excluding 15,444,103 shares subject to possible redemption)	46	46
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 3,861,026 shares issued and outstanding	386	386
Accumulated deficit	(1,308,073)	(6,018,111)

Total shareholders’ deficit	(1,307,641)	(6,017,679)

Total Liabilities and Shareholders’ Deficit	$158,496,202	$156,978,800

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALPHA HEALTHCARE ACQUISITION CORP. III
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended March 31,
	2023	2022
General and administrative expenses	$756,466	$535,142

Loss from operations	(756,466)	(535,142)
Other income:
Dividend and interest income	1,675,861	7,612

Income (Loss) before income taxes	919,395	(527,530)
Income tax provision	(343,328)	—

Net Income (Loss)	$576,067	$(527,530)

Weighted average shares outstanding of Class A common stock subject to possible redemption	15,444,103	15,444,103
Basic and diluted net income (loss) per share, Class A common stock subject to possible redemption (see Note 2)	$0.03	$(0.03)
Weighted average shares outstanding of Class A common stock	463,882	463,882
Basic and diluted net income (loss) per share, Class A common stock (see Note 2)	$0.03	$(0.03)
Weighted average shares outstanding of Class B common stock	3,861,026	3,861,026
Basic and diluted net income (loss) per share, Class B common stock (see Note 2)	$0.03	$(0.03)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALPHA HEALTHCARE ACQUISITION CORP. III
Condensed Consolidated Statements of Shareholders’ Equity (Deficit)
For the three months ended March 31, 2023 and 2022
(Unaudited)

	Common Stock Subject to Possible Redemption		Common Stock					Total
	Class A		Class A		Class B		Accumulated	Shareholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Deficit	(Deficit)
Balance—January 1, 2023	15,444,103	$155,909,529	463,882	$46	3,861,026	$386	$(6,018,111)	$(6,017,679)
Deferred underwriting fees waiver							5,405,436	5,405,436
Change in redemption value of Class A Common stock subject to possible redemption due to dividend and interest income earned	—	1,271,465	—	—	—	—	(1,271,465)	(1,271,465)
Net income	—	—	—	—	—	—	576,067	576,067

Balance—March 31, 2023	15,444,103	$157,180,994	463,882	$46	3,861,026	$386	$(1,308,073)	$(1,307,641)

	Common Stock Subject to Possible Redemption		Common Stock					Total
	Class A		Class A		Class B		Accumulated	Shareholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Deficit	(Deficit)
Balance—January 1, 2022	15,144,103	$154,449,121	463,882	$46	3,861,026	$386	$(4,762,700)	$(4,762,268)
Accretion to trust earnings for Class A Common stock subject to possible redemption	—	7,612	—	—	—	—	(7,612)	(7,612)
Net loss	—	—	—	—	—	—	(527,530)	(527,530)

Balance—March 31, 2022	15,144,103	$154,456,733	463,882	$46	3,861,026	$386	$(5,297,842)	$(5,297,410)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALPHA HEALTHCARE ACQUISITION CORP. III
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the three months ended March 31, 2023	For the three months ended March 31, 2022
Cash Flows from Operating Activities:
Net income (loss)	$576,067	$(527,530)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Interest earned in Trust Account	(1,675,392)	(7,612)
Changes in current assets and liabilities:
Prepaid expenses	(13,541)	37,637
Accrued expenses	558,962	346,993
Due to related party	39,045	(1,162)
Income taxes payable	343,328	—

Net cash used in operating activities	(171,531)	(151,674)

Cash Flows from Financing Activities:
Payment of offering costs	—	(27,785)

Net Change in Cash	(171,531)	(179,459)
Cash – beginning of period	187,664	774,192

Cash—end of period	$16,133	$594,733

Supplemental Disclosure of cash flow information:
Deferred underwriting fees waiver	$5,405,436	—

Offering costs included in accrued offering costs	$—	$84,700

Accretion of the interest earned in Trust Account	$1,271,465	$7,612

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALPHA HEALTHCARE ACQUISITION CORP. III
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Organization and Business Operations
Alpha Healthcare Acquisition Corp. III (the “Company”) is a blank check company incorporated as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses that the Company has not yet identified (“Business Combination”). On January 4, 2023, the Company entered into a business combination agreement (the “Business Combination Agreement”) with Candy Merger Sub, Inc., a Delaware corporation (“Merger Sub”), and Carmell Therapeutics Corporation, a Delaware corporation (“Carmell”).
The Company has selected December 31 as its fiscal year end.
As of March 31, 2023, the Company has not yet commenced any operations. All activity from January 21, 2021 (inception) through March 31, 2023 relates to the Company’s formation, the IPO (as defined below), and activities necessary to identify a potential target and prepare for a Business Combination. Since our IPO, we have not generated any operating revenues, and do not expect to generate any operating revenues, until at least after completion of our initial Business Combination, if at all.
The registration statement for the Company’s initial public offering (the “IPO”) was declared effective on July 26, 2021. On July 29, 2021 (“IPO Date”), the Company consummated the IPO of 15,000,000 units (the “Public Units” and, with respect to the shares of Class A common stock included in the Units sold, the “Public Shares”), at $10.00 per Public Unit, generating gross proceeds of $150,000,000, which is described in Note 3. In connection with the IPO, the Company also granted the underwriters a
45-day
option to purchase an additional 2,250,000 Public Units at the IPO price.
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

The total issuance costs of $10,145,105 were allocated to the Class A common shares subject to possible redemption and the Public Warrants based on their relative fair values with $9,905,857 to the Class A shares subject to possible redemption and $239,247 to the Public Warrants.
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
of the Investment Company Act of 1940, as amended (the “Investment Company Act”), as determined by the Company. Except for the withdrawal of interest income to pay the income, the Company’s amended and restated certificate of incorporation and subject to the requirements of law and regulation, provides that none of the funds held in the Trust Account will be released from the Trust Account until the earliest of (a) the completion of the Company’s initial Business Combination, (b) the redemption of the public shares if the Company is unable to consummate an initial Business Combination within 24 months from the closing of the Public Offering (the “Combination Period”), subject to applicable law, and (c) the redemption of the Company’s public shares properly submitted in connection with a shareholder vote to approve an amendment to the Company’s amended and restated certificate of incorporation to modify the substance or timing of the Company’s obligation to redeem 100% of its public shares if the Company has not consummated an initial Business Combination within the Combination Period or with respect to any other material provisions relating to shareholders’ rights or pre-initial
Business Combination activity. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public shareholders.
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
Business Combination Agreement—Proposed Business Combination with Carmell Therapeutics Corporation
On January 4, 2023, the Company entered into the Business Combination Agreement with Merger Sub and Carmell. The Business Combination Agreement provides, among other things, that on the terms and subject to the conditions set forth therein, Merger Sub will merge with and into Carmell, with Carmell surviving as a wholly-owned subsidiary of the Company (the “Carmell Business Combination”). Upon the closing of the Carmell Business Combination (the “Closing”), it is anticipated that the Company will change its name to “Carmell Therapeutics Corporation” and its ticker symbol on the Nasdaq Stock Market (“Nasdaq”) is expected to change to “CTCX” and have the Class A common stock listed for trading with such trading ticker.
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
relating to the approval by the Company’s stockholders of the Carmell Business Combination filed with the Securities and Exchange Commission (the “SEC”) by the Company is declared effective under the Securities Act of 1933, as amended; or (vi) by mutual written consent of the Company and Carmell.
If the Business Combination Agreement is validly terminated, none of the parties to the Business Combination Agreement will have any liability or any further obligation under the Business Combination Agreement other than customary confidentiality obligations, except in the case of Willful Breach or Fraud (each, as defined in the Business Combination Agreement).
Liquidity and Going Concern
As of March 31, 2023, the Company had cash outside the Trust Account of $16,133 available for working capital needs. All remaining cash held in the Trust Account is generally unavailable for the Company’s use, prior to an initial business combination, and is restricted for use either in a Business Combination or to redeem common stock. Up to $100,000 of interest and dividends earned in the Trust Account are available to pay dissolution expenses, if necessary, and the Company may withdraw dividend and interest income earned in the Trust Account to pay income and franchise taxes. As of March 31, 2023 and December 31, 2022, none of the principal amount in the Trust Account was withdrawn as described above.
As of March 31, 2023, the Company had cash, negative working capital and an accumulated deficit of $16,133, ($2,495,637
)

and $1,308,073, respectively. The $16,133 held outside of the Trust Account may not be sufficient to allow the Company to operate until the earlier of the consummation of the Business Combination or the date the Company is required to liquidate, no later than July 29, 2023. The Company may need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

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
pre-initial
business combination activity.
As disclosed in the Company’s Form
8-K
filed with the SEC on March 29, 2023, the Company received a written notice (the “Notice”) from the Nasdaq Listing Qualifications Department of The Nasdaq Stock Market (“Nasdaq”) indicating that the Company was not in compliance with Listing Rule 5550(a)(3), which requires the Company to have at least 300 public holders for continued listing on the Nasdaq Capital Market (the “Minimum Public Holders Rule”). The Notice is only a notification of deficiency, not of imminent delisting, and has no current effect on the listing or trading of the Company’s securities on Nasdaq Capital Market.
The Notice gave the Company 45 calendar days to submit a plan to regain compliance with the Minimum Public Holders Rule. The Company submitted a plan to regain compliance with the Minimum Public Holders Rule within the required timeframe. If Nasdaq accepts the Company’s plan, Nasdaq may grant the Company an extension of up to 180 calendar days from the date of the Notice to evidence compliance with the Minimum Public Holders Rule. If Nasdaq does not accept the Company’s plan, the Company will have the opportunity to appeal the decision in front of a Nasdaq Hearings Panel.
These conditions raise substantial doubt about the Company’s ability to continue as a going concern until the earlier of the consummation of the Business Combination or the date the Company is required to liquidate, no later than July, 29, 2023. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.
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
Note 2 — Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form
10-Q
and Article 8 of Regulation
S-X
of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2022 included in the Company’s Form
10-K
as filed with the SEC on March 17, 2023. The interim results for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future periods.
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
Marketable Securities Held in Trust Account
At March 31, 2023 and December 31, 2022, the assets held in the Trust Account were substantially held in a money market fund which is comprised of U.S. Treasury Bills, U.S. Treasury Coupons, and U.S. Treasury Inflation-Protected Securities. Through March 31, 2023, the Company has not withdrawn any dividend and interest income from the Trust Account to pay its tax obligations.
Common Stock Subject to Possible Redemption
The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock is classified as shareholders’ equity. The Company’s common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2023 and December 31, 2022, 15,444,103 shares of Class A common stock subject to possible redemption are classified in temporary equity outside of the shareholders’ equity (deficit) section of the Company’s balance sheet and were immediately accreted to redemption value at the IPO Date.

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
Net Income (Loss) per Common Stock share
The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net income (loss) per share is computed by dividing net loss by the weighted average number of Common Stock shares outstanding during the period.
The Company’s condensed consolidated statements of operations include a presentation of net income (loss) per share subject to redemption in a manner similar to the two-class
method of income per share. With respect to the accretion of the Class A Shares subject to possible redemption and consistent with ASC
480-10-S99-3A,
the Company deemed the fair value of the Class A Common shares subject to possible redemption to approximate the contractual redemption value and the accretion has no impact on the calculation of net income (loss) per share.
The Company’s Public Warrants (see Note 6) and Private Placement Warrants (see Note 6) could, potentially, be exercised or converted into common shares and then share in the earnings of the Company. However, these warrants were excluded when calculating diluted income (loss) per share because such inclusion would be anti-dilutive for the periods presented. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the period presented.
A reconciliation of net income per share is as follows for the three months ended March 31, 2023:

	Class A subject to possible redemption	Class A	Class B
Allocation of undistributable income	450,040	13,517	112,510

Net income to ordinary shares	$450,040	$13,517	$112,510

Weighted average shares outstanding, basic and diluted	15,444,103	463,882	3,861,026

Basic and diluted net income per share	$0.03	$0.03	$0.03

A reconciliation of net income per share is as follows for the three months ended March 31, 2022:

	Class A subject to possible redemption	Class A	Class B
Allocation of undistributable losses	(412,121)	(12,379)	(103,030)

Net (loss) to Common shares	$(412,121)	$(12,379)	$(103,030)

Weighted average shares outstanding, basic and diluted	15,144,103	463,882	3,861,026

Basic and diluted net loss per share	$(0.03)	$(0.03)	$(0.03)

Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed consolidated balance sheet, primarily due to their short-term nature.
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
As of March 31, 2023 and December 31, 2022, the Company held $158,368,990 and $156,693,598, respectively, of Level 1 financial instruments, which are the Company’s marketable securities held in the Trust Account. These assets are measured at fair value on a recurring basis based on quoted market prices for identical securities in the active market.
The Company did not hold any assets or liabilities requiring remeasurement on a recurring or nonrecurring basis as of March 31, 2023 and December 31, 2022.
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
ASC 740 prescribes recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties related to any uncertain tax benefits as of March 31, 2023 and December 31, 2022. The Company is not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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
Note 4 — Related Party Transactions
Founder Shares
On January 21, 2021, the Sponsor subscribed to purchase 3,593,750 shares of the Company’s common stock, par value $0.0001 per share (the “Founder Shares”) for an aggregate price of $25,000. On January 25, 2021, the Sponsor paid $25,000, or approximately $0.00696 per share, to cover certain offering and formation costs in consideration for 3,593,750 Founder Shares. On March 1, 2021, the Company effected a 1:1.2 stock split of its common stock which resulted in an aggregate of 4,312,500 shares of Class B common stock outstanding. All shares and associated amounts have been retroactively restated to reflect the stock split. On August 3, 2021, the Underwriters exercised their option to purchase 444,103 additional Units out of the total 2,250,000 available under the over-allotments and the forfeiture provisions lapsed for 111,026 Founder Shares. The remaining 451,464 Founder Shares were forfeited upon the expiration of the
45-day
period reserved for the exercise of over-allotment option.
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
At the IPO Date, the Sponsor also transferred to certain other investors the total of 600,900 of Founders shares (“Risk Incentive Private Shares”) as a compensation for their commitment to acquire at least 9.9% of the Public Units sold in the IPO. These Risk Incentive Private Shares are subject to forfeiture if the investors sell their Public Units prior to the closing of the initial Business Combination and will be, upon their forfeiture, transferred back to the Sponsor. The fair value of these Risk Incentive Private Shares is equal to the fair value of the
Non-Risk
Incentive Private Shares. Due to the high probability of forfeiture, the fair value of these Risk Incentive Private Shares will be recorded as a capital contribution from the Sponsor upon the closing of the initial Business Combination.

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
As a result of the partial over-allotment exercise on August 3, 2021, the Company also issued 8,882 Private Placement Units, generating an additional $88,820 in gross proceeds.
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
Due to Related Party
The balances of $71,024 and $31,979 as of March 31, 2023 and December 31, 2022, respectively, represents $11,024 and $1,979, respectively, of general and administrative costs paid by an executive employee and affiliate of the Sponsor on behalf of the Company and $60,000 and $30,000, respectively, of unpaid monthly administrative services fees (as described below).
Administrative Service Fee
The Company has agreed, commencing on the date that the Company’s securities are first listed on the Nasdaq, to pay an affiliate of the Sponsor a monthly fee of an aggregate of $10,000 for office space, administrative and support services. For each of the three months ended March 31, 2023 and 2022, administrative fees incurred totaled $30,000, included in general and administrative expenses in the accompanying condensed consolidated statement of operations. During the three months ended March 31, 2023 and 2022, administrative service fees incurred totaled $30,000, and $0, respectively. As of March 31, 2023 and December 31, 2022, $60,000 and $30,000, respectively, is owed to the affiliate of the Sponsor for the administrative service fees, included in “due to related party” on the accompanying unaudited condensed consolidated balance sheets. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees.
Related Party Loans
In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor, an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon consummation of a Business Combination into warrants at a price of $1.50 per warrant. The warrants will be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of March 31, 2023 and December 31, 2022, there were no written agreements in place for the Working Capital Loans, nor were any amounts loaned to the Company by the Sponsor.

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
The underwriters received a cash underwriting discount of two percent
(
2.0%) of the gross proceeds of the Public Offering, or $3,000,000, paid on July 29, 2021. Additionally, in connection with the partial over-allotment exercise, the underwriters received a cash underwriting discount of two percent
(
2.0%) of the gross proceeds, or $88,820, paid on August 6, 2021.
In addition to the cash underwriting discounts, under the original agreement, the underwriters were entitled to a deferred underwriting fee of three and a half percent
(
3.5%), or $5,405,436 of the gross proceeds of the Public Offering and the underwriters’ partial over-allotment exercise upon the completion of the Company’s initial Business Combination.
On March 20, 2023, the Company received a letter providing notice from the representative of the underwriters, waiving any entitlement to their portion of the $5,405,436 deferred underwriting fee that accrued from their participation as the underwriters of the IPO as they have not been involved in the Business Combination process. This deferred underwriting discount, which previously increased the accumulated deficit due to the accretion of the Class A Common stock subject to possible redemption, was recorded as a recovery in the accumulated deficit during the three months ended March 31, 2023.

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
Risks and Uncertainties
Results of operations and the Company’s ability to complete an Initial Business Combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond its control. The business could be impacted by, among other things, downturns in the financial markets or in economic conditions, inflation, and increases in interest rates. The Company cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and our ability to complete an Initial Business Combination. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Note 6 — Shareholder’s Equity
Common Stock
—On January 25, 2021, the Company issued 3,593,750 shares of common stock, including an aggregate of up to 468,750 shares of common stock that were subject to forfeiture, to the Company by the initial shareholders for no consideration to the extent that the underwriters’ over- allotment option is not exercised in full or in part, so that the initial shareholders will collectively own 20% of the Company’s issued and outstanding common stock after the Proposed Public Offering.
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
Preferred Stock
—The Company is authorized to issue 1,000,000 shares of preferred stock, with a par value of $0.0001 per share. At March 31, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.
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
Note 7 — Income Taxes
The Company’s effective tax rate (“ETR”) is calculated quarterly based upon current assumptions relating to the full year’s estimated operating results and various tax-related
items. The Company’s ETR was 37.3% and 0% for the three months ended March 31, 2023 and 2022, respectively. The difference between the effective tax rate of 37.3% and the U.S. federal statutory rate of 21% for the three months ended March 31, 2023 was primarily due to the ETR adjustment and the change in the valuation allowance. The difference between the effective tax rate of 0% and the U.S. federal statutory rate of 21% for the three months ended March 31, 2022 was due to the full valuation allowance recognized against the deferred tax assets.
The 2021 and 2022 federal tax returns for the Company remain open for examination.
Note 8 — Stock-based Compensation
On July 27, 2021, the Sponsor transferred 25,000 shares of Class B common stock to each of the three independent director nominees as compensation for their service on the board of directors. The awards will vest simultaneously with the closing of an initial business combination, provided the director has continuously served on the Company’s board of directors through the closing of such initial business combination. As such, the service period for these awards will start on the IPO Date. As the share awards would vest only upon the consummation on a business combination, the compensation expense in relation to these grants would be not recognized until the closing of the initial business combination. As a result, the Company recorded no compensation expense for the three months ended March 31, 2023 and 2022.
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
Note 9 — Subsequent Events
The Company did not identify any subsequent events that require adjustment or disclosure in the unaudited condensed consolidated financial statements other than discussed below.
On May 1, 2023, Sandstone Asset Management notified the Company that it intends to stay invested in its anchor investor position in 1,020,520 shares of the Company’s common stock and 285,875 warrants through the closing of the potential Business Combination with Carmell. This commitment is expected to result in approximately $10.4 million in funds retained by the combined company after the Closing, based on the amount of funds in the Trust Account as of March 31, 2023 (excluding dividend and interest income available for payment of the Company’s taxes).

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

Overview

We are a blank check company incorporated on January 21, 2021 as a Delaware corporation for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. On January 4, 2023, we entered into a business combination agreement (the “Business Combination Agreement”) with Candy Merger Sub, Inc., a Delaware corporation ( “Merger Sub”), and Carmell Therapeutics Corporation, a Delaware corporation (“Carmell”). We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering (the “IPO”) and the private placement of the Private Placement Units, our shares, debt or a combination of cash, equity and debt.

We expect to incur significant costs in the pursuit of our initial Business Combination. We cannot assure you that our plans to raise capital or to complete our initial Business Combination will be successful.

Results of Operations and Known Trends or Future Events

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception have been organizational activities, activities necessary to prepare for and complete our IPO, and activities related to identifying a potential target for an initial business combination. Since our IPO, we have not generated any operating revenues, and do not expect to generate any operating revenues, until at least the time of completion of our initial business combination, if at all. $3,927,960 of dividend and interest income has been earned in the Trust Account from inception through March 31, 2023. We will continue to generate non-operating income in the form of dividend and interest income on marketable securities held in the Trust Account. As a result of being a public company, we have incurred, and will continue to incur, legal, financial reporting, accounting and auditing compliance expenses, as well as due diligence expenses related to potential targets.

For the three months ended March 31, 2023, we had net income of $576,067, which was primarily due to $1,675,392 of dividend and interest income earned in the Trust Account, offset by $756,466 of general and administrative costs and $343,328 of income tax provision. For the three months ended March 31, 2022, we had a net loss of $527,530, which was attributable to $535,142 of general and administrative costs, partially offset by $7,612 of dividend and interest income earned in the Trust Account. The increase in dividend and interest income during the three months ended March 31, 2023 versus the three months ended March 31, 2022 was due to increased interest rates. The increase in income tax expense during the three months ended March 31, 2023 versus the three months ended March 31, 2022 was primarily attributable to the increase in dividend and interest income earned in the Trust Account, combined with temporary tax differences related to certain expenses. General and administrative costs increased during the three months ended March 31, 2023 as compared to the three months ended March 31, 2022 due to the Company’s activities to prepare for the business combination with Carmell.

Liquidity, Capital Resources and Going Concern

Until the consummation of the IPO, our only source of liquidity was an initial purchase of Class B common stock by the Sponsor and loans from our Sponsor for $25,000.

On July 29, 2021, we consummated the IPO of 15,000,000 Units at a price of $10.00 per Public Unit, generating gross proceeds of $150,000,000. Simultaneously with the closing of the IPO, we consummated the sale of 455,000 Private Placement Units to the Sponsor at a price of $10.00 per Private Placement Unit generating gross proceeds of $4,550,000. We incurred $9,897,599 in transaction costs, including $3,000,000 of underwriting fees, $1,186,448 representing the fair value of the Founder Shares transferred from the Sponsor to certain investors as an incentive to purchase the Units, underwriting fees of $5,250,000 that will be paid only if a business combination is entered into, and $461,151 of other offering costs.

On August 3, 2021, the Underwriters exercised their option to purchase 444,103 additional Units for the total amount of $4,441,030 resulting from the partial over-allotment exercise. The Company also issued 8,882 Private Placement Units, generating additional $88,820 in gross proceeds. Transaction costs related to the Underwriters’ partial over-allotment exercise amounted to $247,506, consisting of $88,820 of underwriting fees, deferred underwriting fees of $155,436 that will be paid only if a business combination is entered into, and $3,250 of other offering costs. In March 2023, the underwriters agreed to waive the deferred underwriting fees.

Following our IPO, the sale of the Private Placement Units and the exercise of the over-allotment option, a total of $154,441,030 was placed in the Trust Account, and we had $1,550,000 of cash held outside of the Trust Account, after payment of costs related to the IPO, and available for working capital purposes. As of March 31, 2022, the Company had cash outside the Trust Account of $594,733 available for working capital needs.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, to complete our Business Combination. We may withdraw interest from the Trust Account to pay taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

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

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we may repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. up to $1,500,000 of such loans may be convertible into placement units of the post-business combination entity at a price of $10.00 per placement unit at the option of the lender. The placement units would be identical to the units. No such loans were received through March 31, 2023.

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

As of the IPO Date, the underwriters were entitled to a deferred fee of $0.35 per unit, or $5,405,436 in the aggregate, payable from the amounts held in the Trust Account, solely in the event that we complete a Business Combination. On March 20, 2023, the Company received a letter providing notice from the representative of the underwriters, waiving any entitlement to their portion of the $5,405,436 deferred underwriting fee that accrued from their participation as the underwriters of the IPO as they have not been involved in the Business Combination process.

As of March 31, 2023, the Company had cash, negative working capital and an accumulated deficit of $16,133, ($2,495,637) and $6,713,509, respectively. The $16,133 held outside of the Trust Account may not be sufficient to allow the Company to operate for at least the next 12 months from the issuance of the financial statements, assuming that a Business Combination is not consummated during that time. The Company may need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

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

As disclosed in the Company’s Form 8-K filed with the SEC on March 29, 2023, the Company received a written notice (the “Notice”) from the Nasdaq Listing Qualifications Department of The Nasdaq Stock Market (“Nasdaq”) indicating that the Company was not in compliance with Listing Rule 5550(a)(3), which requires the Company to have at least 300 public holders for continued listing on the Nasdaq Capital Market (the “Minimum Public Holders Rule”). The Notice is only a notification of deficiency, not of imminent delisting, and has no current effect on the listing or trading of the Company’s securities on Nasdaq Capital Market.

The Notice gave the Company 45 calendar days to submit a plan to regain compliance with the Minimum Public Holders Rule. The Company submitted a plan to regain compliance with the Minimum Public Holders Rule within the required timeframe. If Nasdaq accepts the Company’s plan, Nasdaq may grant the Company an extension of up to 180 calendar days from the date of the Notice to evidence compliance with the Minimum Public Holders Rule. If Nasdaq does not accept the Company’s plan, the Company will have the opportunity to appeal the decision in front of a Nasdaq Hearings Panel.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern until the earlier of the consummation of the Business Combination or the date the Company is required to liquidate, no later than July, 29, 2023. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Critical Accounting Policies and Estimates

The Company prepares its financial statements and accompanying notes in conformity with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions about future events that affect reported amounts. Estimations are considered critical accounting estimates based on, among other things, its impact on the portrayal of the Company’s financial condition, results of operations, or liquidity, as well as the degree of difficulty, subjectivity, and complexity in its deployment. Critical accounting estimates address accounting matters that are inherently uncertain due to unknown future resolution of such matters. Management routinely discusses the development, selection, and disclosure of each critical accounting estimates. There have been no significant changes to the Company’s estimates and assumptions during the three-months ended March 31, 2023. Reference should be made to the financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 for a full description of other significant accounting policies.

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

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board (the “PCAOB”) regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our IPO or until we are no longer an “emerging growth company,” whichever is earlier.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2023. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that during the period covered by this report, our disclosure controls and procedures were not effective due to a material weakness in internal controls over financial reporting related to the accounting for complex financial instruments.

Remediation Efforts to Address a Previously Identified Material Weakness in Internal Control over Financial Reporting

As described in Item 9.A Controls and Procedures of our 2021 Form 10-K and in Item 4 Controls and Procedures of our Form 10-Q/A for the quarter ended September 30, 2021, management identified errors in its historical financial statements related to the accounting for the Class A common stock subject to redemption, because the Class A common stock issued in the IPO can be redeemed or become redeemable subject to the occurrence of future events considered outside of the Company’s control, the Company should have classified all of these redeemable shares in temporary equity.

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

PART II-OTHER INFORMATION

Item 1. Legal Proceedings.

To the knowledge of our management, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K filed with the SEC on March 17, 2023. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not currently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on March 17, 2023, except as noted below. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

General Risk Factors

If we fail to comply with the continued listing requirements of Nasdaq, we would face possible delisting, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

On March 29, 2023, we received a written notice (the “Notice”) from the Listing Qualifications Department of The Nasdaq Stock Market (“Nasdaq”) indicating that we were not in compliance with Listing Rule 5550(a)(3), which requires us to have at least 300 public holders for continued listing on the Nasdaq Capital Market (the “Minimum Public Holders Rule”). The Notice is only a notification of deficiency, not of imminent delisting, and has no current effect on the listing or trading of our securities on the Nasdaq Capital Market.

The Notice stated that we had 45 calendar days to submit a plan to regain compliance with the Minimum Public Holders Rule. We have submitted a plan to regain compliance with the Minimum Public Holders Rule to Nasdaq. This plan notes that we will be in compliance following the closing of the Business Combination given the number of holders of Carmell’s securities that will receive our shares in connection with the Business Combination. If Nasdaq accepts our plan, it may grant us an extension of up to 180 calendar days from the date of the Notice to evidence compliance with the Minimum Public Holders Rule. If Nasdaq does not accept our plan, ALPA will have the opportunity to appeal the decision in front of a Nasdaq Hearings Panel.

If Nasdaq delists our securities from trading on its exchange, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our securities;

•	reduced liquidity with respect to our securities;

•

a determination that its shares are “penny stock” which will require brokers trading in our shares to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our securities;

•	a limited amount of news and analyst coverage for us; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.

Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults, or non-performance by financial institutions or transactional counterparties, could adversely affect the Company’s current and projected business operations and its financial condition and results of operations.

Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank (“SVB”) was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (“FDIC”) as receiver. Similarly, on March 12, 2023, Signature Bank and Silvergate Capital Corp. were each swept into receivership.

Although a statement by the Department of the Treasury, the Federal Reserve and the FDIC indicated that all depositors of SVB would have access to all of their money after only one business day of closure, including funds held in uninsured deposit accounts, borrowers under credit agreements, letters of credit and certain other financial instruments with SVB, Signature Bank or any other financial institution that is placed into receivership by the FDIC may be unable to access undrawn amounts thereunder. Although we are not a borrower or party to any such instruments with SVB, Signature or any other financial institution currently in receivership, if any of our lenders or counterparties to any such instruments were to be placed into receivership, we may be unable to access such funds. In addition, if any of our customers, suppliers or other parties with whom we conduct business are unable to access funds pursuant to such instruments or lending arrangements with such a financial institution, such parties’ ability to pay their obligations to us or to enter into new commercial arrangements requiring additional payments to us could be adversely affected. In this regard, counterparties to SVB credit agreements and arrangements, and third parties such as beneficiaries of letters of credit (among others), may experience direct impacts from the closure of SVB and uncertainty remains over liquidity concerns in the broader financial services industry. Similar impacts have occurred in the past, such as during the 2008-2010 financial crisis.

Inflation and rapid increases in interest rates have led to a decline in the trading value of previously issued government securities with interest rates below current market interest rates. Although the U.S. Department of Treasury, FDIC and Federal Reserve Board have announced a program to provide up to $25 billion of loans to financial institutions secured by certain of such government securities held by financial institutions to mitigate the risk of potential losses on the sale of such instruments, widespread demands for customer withdrawals or other liquidity needs of financial institutions for immediately liquidity may exceed the capacity of such program. Additionally, there is no guarantee that the U.S. Department of Treasury, FDIC and Federal Reserve Board will provide access to uninsured funds in the future in the event of the closure of other banks or financial institutions, or that they would do so in a timely fashion.

Although we assess our banking and customer relationships as we believe necessary or appropriate, our access to funding sources and other credit arrangements in amounts adequate to finance or capitalize our current and projected future business operations could be significantly impaired by factors that affect the Company, the financial institutions with which the Company has credit agreements or arrangements directly, or the financial services industry or economy in general. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry. These factors could involve financial institutions or financial services industry companies with which the Company has financial or business relationships, but could also include factors involving financial markets or the financial services industry generally.

The results of events or concerns that involve one or more of these factors could include a variety of material and adverse impacts on our current and projected business operations and our financial condition and results of operations. These could include, but may not be limited to, the following:

•	Delayed access to deposits or other financial assets or the uninsured loss of deposits or other financial assets;

•

Delayed or lost access to, or reductions in borrowings available under revolving existing credit facilities or other working capital sources and/or delays, inability or reductions in the company’s ability to refund, roll over or extend the maturity of, or enter into new credit facilities or other working capital resources;

•	Potential or actual breach of contractual obligations that require the Company to maintain letters of credit or other credit support arrangements;

•	Potential or actual breach of financial covenants in our credit agreements or credit arrangements;

•	Potential or actual cross-defaults in other credit agreements, credit arrangements or operating or financing agreements; or

•	Termination of cash management arrangements and/or delays in accessing or actual loss of funds subject to cash management arrangements.

In addition, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on acceptable terms or at all. Any decline in available funding or access to our cash and liquidity resources could, among other risks, adversely impact our ability to meet our operating expenses, financial obligations or fulfill our other obligations, result in breaches of our financial and/or contractual obligations or result in violations of federal or state wage and hour laws. Any of these impacts, or any other impacts resulting from the factors described above or other related or similar factors not described above, could have material adverse impacts on our liquidity and our current and/or projected business operations and financial condition and results of operations.

In addition, any further deterioration in the macroeconomic economy or financial services industry could lead to losses or defaults by our customers or suppliers, which in turn, could have a material adverse effect on our current and/or projected business operations and results of operations and financial condition. For example, a customer may fail to make payments when due, default under their agreements with us, become insolvent or declare bankruptcy, or a supplier may determine that it will no longer deal with us as a customer. In addition, a customer or supplier could be adversely affected by any of the liquidity or other risks that are described above as factors that could result in material adverse impacts on the Company, including but not limited to delayed access or loss of access to uninsured deposits or loss of the ability to draw on existing credit facilities involving a troubled or failed financial institution. Any customer or supplier bankruptcy or insolvency, or the failure of any customer to make payments when due, or any breach or default by a customer or supplier, or the loss of any significant supplier relationships, could result in material losses to the Company and may have a material adverse impact on our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities.

On July 29, 2021, we consummated our IPO of 15,000,000 Units at a price of $10.00 per Unit, generating total gross proceeds of $150,000,000. The securities sold in the IPO were registered under the Securities Act on a registration statement on Form S-1 (No. 333-253876). The registration statements became effective on July 26, 2021.

Simultaneously with the consummation of the IPO, we consummated a private placement of 455,000 Private Placement Units to our Sponsor at a price of $10.00 per Private Placement Unit, generating total proceeds of $4,550,000. Such securities were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

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

We paid a total of $3,000,000 in underwriting discounts and commissions and $461,151 for other costs and expenses related to the IPO. In addition, the Company also included in offering costs the fair value of $1,186,448 of Founders Shares transferred by the Sponsor to certain investors as a compensation for their commitment to purchase the Public Units sold in our IPO. In addition, the underwriters agreed to defer $5,250,000 in underwriting discounts and commissions related to the IPO, and $155,436 related to the Underwriters’ partial over-allotment exercise. Additional transaction costs related to the Underwriters’ partial over-allotment exercise amounted to $92,070, consisting of $88,820 of underwriting fees and $3,250 of other offering costs. The Company has also accrued underwriting fees of $5,405,436 that will be paid only if a business combination is entered into.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description

2.1	Business Combination Agreement, dated as of January 4, 2023, by and among Alpha Healthcare Acquisition Corp. III, Candy Merger Sub, Inc. and Carmell Therapeutics Corporation.(1)

31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934.

32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.
(1)	Incorporated by reference to the Registrant’s Form 8-K, filed with the Securities Exchange Commission on January 4, 2023

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized on this 15th day of May, 2023.

ALPHA HEALTHCARE ACQUISITION CORP. III

By:	/s/ Rajiv Shukla
Name: Rajiv Shukla
Title: Chief Executive Officer

ALPHA HEALTHCARE ACQUISITION CORP. III

By:	/s/ Patrick A. Sturgeon
Name: Patrick A. Sturgeon
Title: Chief Financial Officer