Form 10-K/A
period 2022-12-31
ALPHA HEALTHCARE ACQUISITION CORP III
filed 2023-05-16
CIK 1842939

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K/A
(Amendment No. 1)

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

Auditor PCAOB ID: #3686 | Auditor Name: Adeptus Partners, LLC | Auditor Location: New York, New York

DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE
References throughout this Amendment No. 1 to the Annual Report on Form
10-K/A to
“we,” “us,” the “Company” or “our company” are Alpha Healthcare Acquisition Corp. III unless the context otherwise indicates.
This Amendment No. 1 to the Annual Report on Form
10-K/A
(this “Amendment No. 1”) amends the Annual Report on Form
10-K
of Alpha Healthcare Acquisition Corp. III (the “Company”) as of and for the fiscal year ended December 31, 2022, as filed with the Securities and Exchange Commission (“SEC”) March 17, 2023 (the “Original
10-K
Filing”).
The Company has been informed by the SEC on May 15, 2023 of an error resulting from the omission of the introductory language in the Certifications 31.1 and 31.2 referring to internal control over financial reporting in paragraph 4 and paragraph 4(b) language referring to internal control over financial reporting included in the Original
10-K
Filing.
We are filing this Amendment No. 1 to amend and restate the Original
10-K
Filing with modification as necessary to reflect the changes in the Certifications. The following items have been amended:
Exhibit 31.1. Certification of Chief Executive Officer Pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.
Exhibit 31.2. Certification of Chief Financial Officer Pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 16, 2023	By:	/s/ Rajiv Shukla
Name: Rajiv Shukla
Title: Chief Executive Officer