Form 10-Q
period 2023-06-30
Carmell Corp
filed 2023-08-14
CIK 1842939

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Carmell Corporation
(Exact name of registrant as specified in its charter)

Delaware	001-40228	86-1645738
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

2403 Sidney Street, Suite 300 Pittsburgh, Pennsylvania	15203
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (919)
313-9633
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	CTCX	The Nasdaq Capital Market LLC
Redeemable Warrants, each whole warrant exercisable for one share of Common Stock at an exercise price of $11.50	CTCXW	The Nasdaq Capital Market LLC

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
of the Exchange Act).    Yes  ☐    No  ☒
As of August 7, 2023, there were 19,236,305 shares of Common Stock, par value $0.0001 per share, issued and outstanding.

EXPLANATORY NOTE

On July 14, 2023, subsequent to the fiscal quarter ended June 30, 2023, the fiscal quarter to which this Quarterly Report on Form 10-Q (this “Quarterly Report”) relates, Alpha Healthcare Acquisition Corp. III, a Delaware corporation and our predecessor company (“ALPA”), completed the previously announced business combination (the “Business Combination”) pursuant to the terms of the Business Combination Agreement, dated as of January 4, 2023 (the “Business Combination Agreement”), by and among ALPA, Candy Merger Sub, Inc., a Delaware corporation (“Merger Sub”) and Carmell Therapeutics Corporation, a Delaware corporation (“Legacy Carmell”), which provided for, among other things, the merger of Merger Sub with and into Legacy Carmell (the “Merger”), with Legacy Carmell being the surviving corporation of the Merger and having become a direct, wholly owned subsidiary of ALPA as a consequence of the Merger (together with the other transactions contemplated by the Business Combination Agreement, the “Business Combination”). In connection with the consummation of the Business Combination, ALPA changed its name to Carmell Therapeutics Corporation and Legacy Carmell changed its name to Carmell Regen Med Corporation. Carmell Therapeutics Corporation’s common stock and public warrants commenced trading on The Nasdaq Capital Market LLC under the ticker symbols “CTCX” and “CTCXW,” respectively, on July 17, 2023.

On August 1, 2023, the board of directors of the Carmell Therapeutics Corporation approved and adopted an amendment to the company’s existing amended and restated certificate of incorporation to change the name of the company from “Carmell Therapeutics Corporation” to “Carmell Corporation.”

Unless stated otherwise, this report contains information about ALPA before the Business Combination. This Quarterly Report covers a period prior to the closing of the Business Combination. As a result, references in this Quarterly Report to “we,” “us,” “our,” or the “Company” refer to the registrant prior to the closing of the Business Combination, unless the context requires otherwise.

Except as otherwise expressly provided herein, the information in this Quarterly Report does not reflect the consummation of the Business Combination, which, as discussed above, occurred subsequent to the period covered hereunder.

Carmell Corporation

(successor to Alpha Healthcare Acquisition Corp. III)

Quarterly Report on Form 10-Q

PART I—FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
CARMELL CORPORATION (SUCCESSOR TO ALPHA HEALTHCARE ACQUISITION CORP. III)
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30, 2023	December 31, 2022
	(unaudited)
Assets
Current assets:
Cash	$10,243	$187,664
Prepaid expenses	54,188	97,538

Total current assets	64,431	285,202
Marketable securities held in Trust Account	160,236,494	156,693,598

Total assets	$160,300,925	$156,978,800

Liabilities and Shareholders’ Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$2,815,180	$1,258,337
Due to related party	171,730	31,979
Income taxes payable	1,123,151	391,198

Total current liabilities	4,110,061	1,681,514
Deferred underwriting fees payable	—	5,405,436

Total liabilities	4,110,061	7,086,950

Commitments and Contingencies (Note 5)
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 15,444,103 shares issued and outstanding subject to possible redemption	158,593,323	155,909,529
Shareholders’ equity (deficit):
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 463,882 not subject to possible redemption issued and outstanding (excluding 15,444,103 shares subject to possible redemption)	46	46
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 3,861,026 shares issued and outstanding	386	386
Additional paid-in capital	—	—
Accumulated deficit	(2,402,891)	(6,018,111)

Total shareholders’ deficit	(2,402,459)	(6,017,679)

Total Liabilities and Shareholders’ Deficit	$160,300,925	$156,978,800

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CARMELL CORPORATION (SUCCESSOR TO ALPHA HEALTHCARE ACQUISITION CORP. III)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022

General and administrative expenses	$1,161,478	$285,876	$1,917,944	$821,018

Loss from operations	(1,161,478)	(285,876)	(1,917,944)	(821,018)
Other income:
Dividend and interest income	1,867,614	205,296	3,543,475	212,908

Income (Loss) before income taxes	706,136	(80,580)	1,625,531	(608,110)
Income tax provision	(388,625)	(266,406)	(731,953)	(266,406)

Net Income (Loss)	$317,511	$(346,986)	$893,578	$(874,516)

Weighted average shares outstanding of Class A common stock subject to possible redemption	15,444,103	15,144,103	15,444,103	15,144,103
Basic and diluted net income (loss) per share, Class A common stock subject to possible redemption (see Note 2)	$0.02	$(0.02)	$0.05	$(0.04)
Weighted average shares outstanding of Class A common stock not subject to possible redemption	463,882	463,882	463,882	463,882
Basic and diluted net income (loss) per share, Class A common stock not subject to possible redemption (see Note 2)	$0.02	$(0.02)	$0.05	$(0.04)
Weighted average shares outstanding of Class B common stock	3,861,026	3,861,026	3,861,026	3,861,026
Basic and diluted net income (loss) per share, Class B common stock (see Note 2)	$0.02	$(0.02)	$0.05	$(0.04)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CARMELL CORPORATION (SUCCESSOR TO ALPHA HEALTHCARE ACQUISITION CORP. III)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER’S EQUITY (DEFICIT)
(unaudited)

	Common Stock Subject to Possible Redemption		Common Stock
	Class A		Class A		Class B		Accumulated Deficit	Total Shareholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance - January 1, 2023	15,444,103	$155,909,529	463,882	$46	3,861,026	$386	$(6,018,111)	$(6,017,679)
Deferred underwriting fees waiver	—	—	—	—	—	—	5,405,436	5,405,436
Change in redemption value of Class A Common stock subject to possible redemption due to dividend and interest income earned	—	1,271,465	—	—	—	—	(1,271,465)	(1,271,465)
Net income	—	—	—	—	—	—	576,067	576,067

Balance – March 31, 2023	15,444,103	157,180,994	463,882	46	3,861,026	386	(1,308,073)	(1,307,641)
Change in redemption value of Class A Common stock subject to possible redemption due to dividend and interest earned	—	1,412,329	—	—	—	—	(1,412,329)	(1,412,329)
Net income	—	—	—	—	—	—	317,511	317,511

Balance – June 30, 2023	15,444,103	$158,593,323	463,882	$46	3,861,026	$386	$(2,402,891)	$(2,402,459)

	Common Stock Subject to Possible Redemption		Common Stock
	Class A		Class A		Class B		Accumulated Deficit	Total Shareholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance - January 1, 2022	15,144,103	$154,449,121	463,882	$46	3,861,026	$386	$(4,762,700)	$(4,762,268)
Change in redemption value of Class A Common stock subject to possible redemption due to dividend and interest income earned	—	7,612	—	—	—	—	(7,612)	(7,612)
Net loss	—	—	—	—	—	—	(527,530)	(527,530)

Balance – March 31, 2022	15,144,103	154,456,733	463,882	46	3,861,026	386	(5,927,842)	(5,297,410)
Net loss	—	—	—	—	—	—	(346,986)	(346,986)

Balance – June 30, 2022	15,144,103	$154,456,733	463,882	$46	3,861,026	$386	$(5,644,828)	$(5,644,396)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CARMELL CORPORATION (SUCCESSOR TO ALPHA HEALTHCARE ACQUISITION CORP. III)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the six months ended June 30, 2023	For the six months ended June 30, 2022
Cash Flows from Operating Activities:
Net income (loss)	$893,578	$(874,516)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Interest earned in trust account	(3,542,896)	(212,908)
Changes in current assets and liabilities:
Prepaid expenses	43,350	134,769
Accounts payable and accrued expenses	1,556,843	492,053
Due to related party	139,751	(714)
Income taxes payable	731,953	266,406

Net cash used in operating activities	(177,421)	(194,910)

Cash Flows from Financing Activities:
Payment of offering costs	—	(27,785)

Net Change in Cash	(177,421)	(222,695)
Cash – beginning of period	187,664	774,192

Cash—end of period	$10,243	$551,497

Supplemental Disclosure of cash flow information:
Deferred underwriting fees waiver	$5,405,436	$—
Accretion of the interest earned in trust account	$2,683,794	$7,612

CARMELL CORPORATION
(SUCCESSOR TO ALPHA HEALTHCARE ACQUISITION CORP. III)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1—Organization and Business Operations
Carmell Corporation (successor to Alpha Healthcare Acquisition Corp. III) (the “Company” or “Carmell”) is a blank check company formed in January 2021, for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses.
The Company has selected December 31 as its fiscal year end.
Name change
On August 1, 2023, the Company filed an amendment to its Charter with the Delaware Secretary of State to change its name to “Carmell Corporation.”
Business Combination with Carmell Therapeutics Corporation
On July 14, 2023 (the “Closing Date”), Alpha Healthcare Acquisition Corp. III, a Delaware corporation and the predecessor company (“ALPA”), consummated the business combination (the “Business Combination”) pursuant to the terms of the Business Combination Agreement, dated as of January 4, 2023 (the “Business Combination Agreement”), by and among ALPA, Candy Merger Sub, Inc., a Delaware corporation (“Merger Sub”) and Carmell Therapeutics Corporation, a Delaware corporation (“Legacy Carmell”). Pursuant to the Business Combination Agreement, on the Closing Date, (i) ALPA changed its name to “Carmell Therapeutics Corporation” and Legacy Carmell changed its name to “Carmell Regen Med Corporation”, and (ii) Merger Sub merged with and into Legacy Carmell, with Legacy Carmell as the surviving company in the Business Combination. After giving effect to the Business Combination, Legacy Carmell became a wholly owned subsidiary of the Company.
Pursuant to the Business Combination Agreement, at the effective time of the Business Combination (the “Effective Time”), (i) each outstanding share of common stock of Legacy Carmell (the “Legacy Carmell common stock”) was converted into the right to receive a number of shares of common stock, par value $0.0001 per share, of the Company (the “Common Stock”) equal to the applicable Exchange Ratio (as defined below); (ii) each outstanding share of preferred stock of Legacy Carmell was converted into the right to receive the aggregate number of shares of Common Stock that would be issued upon conversion of the underlying Legacy Carmell common stock, multiplied by the applicable Exchange Ratio; (iii) each outstanding option and warrant to purchase Legacy Carmell common stock was converted into an option or warrant, as applicable, to purchase a number of shares of Common Stock equal to the number of shares of Legacy Carmell common stock subject to such option or warrant multiplied by the applicable Exchange Ratio; and (iv) each outstanding share of ALPA Class A common stock and each share of ALPA Class B common stock was converted into one share of Common Stock. As of the Closing Date, the Exchange Ratio with respect to the Legacy Carmell common stock was 0.06154 and the Exchange Ratio with respect to each other outstanding derivative equity security of Legacy Carmell was between 0.06684 and 0.10070.
On July 11, 2023, the record date for the Special Meeting of stockholders to approve the Business Combination (the “Special Meeting”), there were 19,305,129 shares of ALPA’s common stock, par value $0.0001 per share, issued and outstanding, consisting of (i) 15,444,103 public shares of Class A common stock and (ii) 3,861,026 shares of Class B common stock held by the Sponsor. In addition, on the closing date of ALPA’s initial public offering (“IPO”), ALPA had issued 455,000 warrants to purchase Class A common stock to AHAC Sponsor III LLC, its sponsor (the “Sponsor”), in a private placement (the “Private Placement Warrants”). Prior to the Special Meeting, holders of 12,586,223 shares of ALPA Class A common stock included in the units issued in ALPA’s IPO (excluding 1,705,959 shares of the common stock purchased by Meteora (as defined below) directly from the redeeming stockholders under the Forward Purchase Agreement (as defined below)) exercised their right to redeem those shares for cash at a price of approximately $10.28 per share (net of the withholding for federal and franchise tax liabilities), for an aggregate of approximately $129,374,372. The per share redemption price was paid out of ALPA’s trust account (the “Trust Account”), which, after taking into account the redemptions, but before any transaction expense, had a balance at the Closing Date of $29,376,282.

CARMELL CORPORATION
(SUCCESSOR TO ALPHA HEALTHCARE ACQUISITION CORP. III)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On July 17, 2023, the common stock and warrants of the combined company commenced trading on the Nasdaq Capital Market under the ticker symbols “CTCX” and “CTCXW”, respectively.
In connection with the consummation of the Business Combination, nine new directors were elected to the Company’s board of directors.
Forward Purchase Agreement
On July 9, 2023, ALPA and each of Meteora Special Opportunity Fund I, LP (“MSOF”), Meteora Capital Partners, LP (“MCP”) and Meteora Select Trading Opportunities Master, LP (“MSTO”) (with MCP, MSOF, and MSTO collectively as the “Sellers” or “Meteora”) entered into a forward purchase agreement (the “Forward Purchase Agreement”) for an OTC Equity Prepaid Forward Transaction. The primary purpose of entering into the Forward Purchase Agreement was to help ensure the Business Combination would be consummated.
Pursuant to the terms of the Forward Purchase Agreement, at the closing of the Business Combination, the Sellers purchased directly from the redeeming shareholders of ALPA 1,705,959 shares of ALPA’s common stock (the “Recycled Shares”) at a price of $10.28 per share, which is the price equal to the redemption price at which holders of ALPA’s common stock were permitted to redeem their shares in connection with the Business Combination pursuant to Section 9.2(a) of ALPA’s Second Amended and Restated Certificate of Incorporation, as amended (the “Charter”) (such price, the “Initial Price”).
In accordance with the terms of the Forward Purchase Agreement, at the Closing Date, the Sellers paid directly an aggregate cash amount equal to (x) the product of (i) the Recycled Shares and (ii) the Initial Price, or $17,535,632.
The settlement date will be the earliest to occur of (a) the first anniversary of the Closing Date, (b) after the occurrence of (x) a Delisting Event or (y) a Registration Failure, upon the date specified by Meteora in a written notice delivered to the Company at Meteora’s discretion (which settlement date shall not be earlier than the date of such notice). The transaction will be settled via physical settlement. Any Shares not sold in accordance with the early termination provisions described below will incur a $0.50 per share termination fee payable by the Company to Meteora at settlement.
From time to time and on any date following the Business Combination (any such date, an “OET Date”) and subject to the terms and conditions below, Meteora may, in its absolute discretion, and so long as the daily volume-weighted average price (“VWAP Price”) of the Shares is equal to or exceeds the Reset Price (as defined in the Forward Purchase Agreement), terminate the transaction in whole or in part by providing written notice (an “OET Notice”) in accordance with the terms of the Forward Purchase Agreement. The effect of an OET Notice given shall be to reduce the number of shares by the number of Terminated Shares specified in such OET Notice with effect as of the related OET Date. As of each OET Date, the Company shall be entitled to an amount from Meteora, and Meteora shall pay to the Company an amount equal to the product of (x) the number of Terminated Shares multiplied by (y) the Initial Price in respect of such OET Date.
The Reset Price is initially $11.50 and subject to a $11.50 floor (the “Reset Price Floor”). The Reset Price shall be adjusted on the first scheduled trading day of every week commencing with the first week following the seventh day after the closing of the Business Combination to be the lowest of (a) the then-current Reset Price, and (b) the VWAP Price of the shares of the Company’s common stock of the prior week; provided that the Reset Price shall be no lower than the Reset Price Floor.
On July 9, 2023, in connection with the Forward Purchase Agreement, the Sellers entered into a Non-Redemption Agreement with
the Company pursuant to which the Sellers agreed not to exercise redemption rights under the Charter with respect to an aggregate of 100,000 Shares.
Investor Rights and
Lock-Up
Agreement
At the Effective Time, ALPA and certain of the Legacy Carmell stockholders and ALPA stockholders entered into an Investor Rights and
Lock-up
Agreement (the “Investor Rights and
Lock-up
Agreement”), pursuant to which, among other things, such stockholders agreed not to effect any sale or distribution of any shares held by any of them

CARMELL CORPORATION
(SUCCESSOR TO ALPHA HEALTHCARE ACQUISITION CORP. III)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

during the
one-year
lock-up
period (the
“Lock-Up
Period”), subject to certain exceptions described below. Pursuant to the Investor Rights and
Lock-up
Agreement, at the closing of the Business Combination, the ALPA stockholders had the right to designate, and the Company’s board of directors will nominate, two individuals for election to the board of directors to serve as Executive Chairman and one independent director, respectively. In connection with the closing of the Business Combination, these ALPA stockholders designated Rajiv Shukla for election to the board of directors as Executive Chairman.
During the
Lock-up
Period, each Investor (as defined in the Investor Rights and
Lock-up
Agreement) agreed that it would not Transfer (as defined in the Investor Rights and
Lock-up
Agreement) any shares of ALPA’s Class A common stock or any securities convertible into or exercisable or exchangeable (directly or indirectly) for shares of Class A common stock (including New Securities (as defined in the Investor Rights and
Lock-up
Agreement)); provided that each Investor will have the right to Transfer $20,000 worth of Class A common stock held by such Investor as of the Closing Date.
The Sponsor further agreed not to effect any sale or distribution of fifty percent (50%) of the Founder Shares (as defined below) until the earliest to occur of (x) five years following the Closing Date, (y) if the volume weighted average price of the Company’s common stock on the national securities exchange on which the common stock is then traded is greater than or equal to $11.50 over any 20 trading days within any 30 trading day period following the Closing Date, then, commencing at least 150 days after the Closing Date and (z) the date on which the Company completes a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of Legacy Carmell’s stockholders having the right to exchange their shares of Class A common stock subject thereto for cash, securities or other property.
Long-Term Incentive Plan
At the Special Meeting, ALPA stockholders approved the Carmell Therapeutics Corporation 2023 Long-Term Incentive Plan (the “2023 Plan”), which became effective on the Closing Date. The 2023 Plan allows the Company to grant equity and cash incentive awards to eligible service providers. The 2023 Plan will be administered by the Company’s compensation committee. The administrator of the 2023 Plan will have the authority to, among other things, interpret the plan and award agreements, select grantees, determine the vesting, payment and other terms of awards, and modify or amend awards, and accelerate vesting or exercisability of awards.
Operations Prior to Business Combination with Carmell Therapeutics Corporation
As of June 30, 2023, the Company had not yet commenced any operations. All activity from January 21, 2021 (inception) through June 30, 2023 relates to the Company’s formation, the IPO, and activities to identify a target business and the negotiation and drafting of the Business Combination Agreement. Since the IPO, the Company has not generated any operating revenues.
The registration statement for the Company’s IPO was declared effective on July 26, 2021. On July 29, 2021, the Company issued and sold 15,000,000 units (the “Public Units” and, with respect to the shares of Class A common stock included in the Public Units sold, the “Public Shares”), at $10.00 per Public Unit, generating gross proceeds of $150,000,000, which is described in Note 3. In connection with the IPO, the Company also granted the underwriters a
45-day
option to purchase an additional 2,250,000 Public Units at the IPO price.
Simultaneously with the closing of the IPO, the Company consummated the sale of 455,000 units (the “Private Placement Units”) at a price of $10.00 per Private Placement Unit in a private placement to the Sponsor, generating gross proceeds of $4,550,000, which is described in Note 4. Each Private Placement Unit contains one share of Class A common stock (the “Private Placement Share”) and one fourth of one warrant (one whole warrant, a “Private Placement Warrant”).
Transaction costs of the IPO amounted to $3,461,151, consisting of $3,000,000 of underwriting fees and $461,151 of other offering costs. The Company also accrued deferred underwriting fees of $5,250,000 that were to be paid only if a Business Combination was consummated. In March 2023, the underwriters agreed to waive the deferred underwriting fees. In addition, cash of $1,550,000 was held outside of the Trust Account and was available for the payment of offering costs and for working capital purposes.

CARMELL CORPORATION
(SUCCESSOR TO ALPHA HEALTHCARE ACQUISITION CORP. III)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In connection with the IPO, the Sponsor also transferred to certain investors a total of 225,000 Founder shares
(“Non-Risk
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
In connection with the IPO, the Sponsor also transferred to certain other investors the total of 600,900 Founder shares (see Note 4) (“Risk Incentive Private Shares”) as compensation for their commitment to acquire at least 9.9% of the Public Units sold in the IPO. These Risk Incentive Private Shares were subject to forfeiture if the investors sell their Public Units prior to the closing of the initial Business Combination. The fair value of these Risk Incentive Private Shares is equal to the fair value of the
Non-Risk
Incentive Private Shares. Due to the high probability of forfeiture, the fair value of these Risk Incentive Private Shares was to be recorded as a capital contribution from the Sponsor upon the closing of the Business Combination.
On August 3, 2021, the Underwriters partially exercised their overallotment option and purchased 444,103 additional Public Units for a total amount of $4,441,030 resulting from the partial over-allotment exercise. The Company also issued 8,882 Private Placement Units, generating an additional $88,820 in gross proceeds. Transaction costs related to the Underwriters’ partial over-allotment exercise amounted to $92,070, consisting of $88,820 of underwriting fees and $3,250 of other offering costs. The Company has also accrued additional deferred underwriting fees of $155,436 that were to be paid only if a business combination is entered into. In March 2023, the underwriters agreed to waive these deferred underwriting fees.
The total issuance costs of $10,145,105 were allocated to the Class A common stock subject to possible redemption and the Public Warrants based on their relative fair values, with $9,905,857 to the Class A common stock subject to possible redemption and $239,247 to the Public Warrants.
Following the closing of the IPO on July 29, 2021, an amount of $154,441,030 ($10.00 per Public Unit) from the net proceeds of the sale of the Public Units in the IPO, including the Public Units sold upon the exercise of the over-allotment option, and the sale of the Private Placement Units, was placed in the Trust Account and invested in U.S. government securities, within the meaning set forth in Section 2(a) (16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule
2a-7
of the Investment Company Act, as determined by the Company. Except for the withdrawal of interest income to pay the income and franchise taxes
, the Company’s amended and restated certificate of incorporation and subject to the requirements of law and regulation, provides that none of the funds held in the Trust Account were to be released from the Trust Account until the earliest of (a) the completion of the Company’s initial business combination, (b) the redemption of the public shares if the Company is unable to consummate an initial business combination within 24 months from the closing of the Public Offering (the “Combination Period”), subject to applicable law, and (c) the redemption of the Company’s public shares properly submitted in connection with a shareholder vote to approve an amendment to the Company’s amended and restated certificate of incorporation to modify the substance or timing of the Company’s obligation to redeem 100% of its public shares if the Company has not consummated an initial business combination within the Combination Period or with respect to any other material provisions relating to shareholders’ rights or pre-initial
Business Combination activity. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public shareholders.
The Company’s business combination had to be with one or more target businesses that together have an aggregate fair market value of at least 80% of the assets held in the Trust Account (excluding the amount of deferred underwriting discounts held in trust and taxes payable on the interest earned on the Trust Account) at the time of the signing an agreement to enter into a business combination.
The Company provided its public shareholders with the opportunity to redeem all or a portion of their public shares upon the completion of the Business Combination, as required by the Company’s Charter. The Company’s Charter provides that the decision as to whether the Company will seek shareholder approval of a proposed initial business combination or conduct a tender offer will be made by the Company solely in its discretion. The shareholders were entitled to redeem their shares at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in

CARMELL CORPORATION
(SUCCESSOR TO ALPHA HEALTHCARE ACQUISITION CORP. III)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

the Trust Account calculated as of two business days prior to the consummation of the Business Combination, including interest (net of taxes payable), divided by the number of then outstanding public shares. The per-share
amount in the Trust Account available for redemptions (net of the amounts withheld for federal and franchise tax liabilities) immediately before the Special Meeting was $10.28 per public share.
The Company could only proceed with the Business Combination if the Company had net tangible assets of at least $5,000,001 either immediately prior to or upon consummation of a Business Combination and, since the Company sought shareholder approval, a majority of the issued and outstanding shares voted were required to vote in favor of the Business Combination.
Pursuant to its Charter, if the Company was unable to conduct redemptions pursuant to the proxy solicitation rules as described above, the Company would offer such redemption pursuant to the tender offer rules of the Securities and Exchange Commission (the “SEC”), and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination.
The Sponsor had previously agreed (i) to waive its redemption rights with respect to any Founder Shares, Private Placement Shares and public shares held by it in connection with the completion of the Business Combination, (ii) to waive its rights to liquidating distributions from the Trust Account with respect to any Founder Shares or Private Placement Shares held by it if the Company fails to complete its Business Combination within the Combination Period, although the Sponsor will be entitled to liquidating distributions from the Trust Account with respect to any public shares it holds if the Company fails to complete its Business Combination within such time period, (iii) not to propose any amendment to the Company’s amended and restated certificate of incorporation that would modify the substance or timing of its obligation to redeem 100% of the public shares if the Company does not complete its initial Business Combination within the Combination Period or with respect to any other material provisions relating to shareholders’ rights or pre-initial
Business Combination activity, unless the Company provides its public shareholders with the opportunity to redeem their shares, and (iv) to vote any Founder Shares held by it and any public shares purchased during or after the Public Offering in favor of the Company’s initial Business Combination.
The Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amounts in the Trust Account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $10.00 per share due to reductions in the value of the trust assets, in each case less taxes payable, provided that such liability will not apply to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account nor will it apply to any claims under the Company’s indemnity of the underwriters of the public offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. However, the Company has not asked the Sponsor to reserve for such indemnification obligations, nor has it independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and the Company believes that the Sponsor’s only assets are securities of the Company. Therefore, the Company cannot assure you that the Sponsor would be able to satisfy those obligations. None of the Company’s officers or directors will indemnify the Company for claims by third parties including, without limitation, claims by vendors and prospective target businesses.
Liquidity and Going Concern
As of June 30, 2023, the Company had cash outside the Trust Account of $10,243 available for working capital needs. The cash held in the Trust Account is generally unavailable for the Company’s use, prior to an initial business combination, and is restricted for use either in a business combination or to redeem common stock. Up to $100,000 of interest and dividends earned in the Trust Account are available to pay dissolution expenses, if necessary, and the Company may withdraw dividend and interest income earned in the Trust Account to pay income and franchise taxes. As of June 30, 2023 and December 31, 2022, none of the principal amount in the Trust Account was withdrawn as described above. On July 14, 2023, in connection with the closing of the Business Combination, $1,682,996 of dividend and interest income earned in the Trust Account was withdrawn to satisfy federal tax and franchise tax obligations.

CARMELL CORPORATION
(SUCCESSOR TO ALPHA HEALTHCARE ACQUISITION CORP. III)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Through June 30, 2023, the Company’s liquidity needs were satisfied through receipt of $25,000 from the sale of the founder shares and the remaining net proceeds from the sale of Private Placement Units held outside of the Trust Account, totaling $10,243 as of June 30, 2023.
As of June 30, 2023, the Company had cash, negative working capital and an accumulated deficit of $10,243, ($4,045,630) and $2,402,891, respectively. At the Closing Date, the Company received $29,376,282 from the Trust account, after taking into account the redemptions but before any transaction expenses and tax liabilities, and remitted $17,535,632 to Meteora under the terms of the Forward Purchase Agreement.
Due to its current liabilities for taxes and transaction costs in relation to the Business Combination and potential liabilities under the AxBio Merger Agreement (as defined and discussed in Note 9), the cash available to the Company may not be sufficient to allow the Company to operate for at least 12 months from the date these financial statements are available for issuance. The Company may need to raise additional capital through equity or debt issuances. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.
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
The Notice stated that the Company had 45 calendar days to submit a plan to regain compliance with the Minimum Public Holders Rule. The Company regained compliance with the Minimum Public Holders Rule at the Closing Date.
These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.
Note 2—Significant Accounting Policies
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
as filed with the SEC on March 17, 2023. The interim results for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future periods.

CARMELL CORPORATION
(SUCCESSOR TO ALPHA HEALTHCARE ACQUISITION CORP. III)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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
Marketable Securities Held in Trust Account
At June 30, 2023 and December 31, 2022, the assets held in the Trust Account were substantially held in a money market fund which is comprised of U.S. Treasury Bills, U.S Treasury Coupons, and U.S. Treasury Inflation-Protected Securities. Through June 30, 2023, the Company has not withdrawn any dividend and interest income from the Trust Account to pay its tax obligations.
Common Stock Subject to Possible Redemption
The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock is classified as shareholders’ equity. The Company’s common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2023 and December 31, 2022, 15,444,103 shares of Class A common stock subject to possible redemption were classified in temporary equity outside of the shareholders’ equity (deficit) section of the Company’s balance sheet and were immediately accreted to redemption value at the date of the IPO.
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

CARMELL CORPORATION
(SUCCESSOR TO ALPHA HEALTHCARE ACQUISITION CORP. III)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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
Business Combination Costs
Costs incurred in relation to business combinations which include legal, accounting, and other expenses, are expensed as incurred.
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
The Company’s Public Warrants (see Note 6) and Private Placement Warrants (see Note 6) could, potentially, be exercised or converted into common shares and then share in the earnings of the Company. However, these warrants were excluded when calculating diluted income (loss) per share because such inclusion would be anti-dilutive as their exercise price was in excess of the average Class A common stock price over the periods presented. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the period presented.
A reconciliation of net income per share is as follows for the three months ended June 30, 2023:

	Class A subject to possible redemption	Class A	Class B
Allocation of undistributable income	248,049	7,450	62,012

Net income to ordinary shares	$248,049	$7,450	$62,012

Weighted average shares outstanding, basic and diluted	15,444,103	463,882	3,861,026

Basic and diluted net income per share	$0.02	$0.02	$0.02

A reconciliation of net income per share is as follows for the six months ended June 30, 2023:

	Class A subject to possible redemption	Class A	Class B
Allocation of undistributable income	698,088	20,968	174,522

Net income to ordinary shares	$698,088	$20,968	$174,522

Weighted average shares outstanding, basic and diluted	15,444,103	463,882	3,861,026

Basic and diluted net income per share	$0.05	$0.05	$0.05

CARMELL CORPORATION
(SUCCESSOR TO ALPHA HEALTHCARE ACQUISITION CORP. III)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of net loss per share is as follows for the three months ended June 30, 2022:

	Class A subject to possible redemption	Class A	Class B
Allocation of undistributable losses	(271,075)	(8,142)	(67,769)

Net (loss) to Common shares	$(271,075)	$(8,142)	$(67,769)

Weighted average shares outstanding, basic and diluted	15,144,103	463,882	3,861,026

Basic and diluted net loss per share	$(0.02)	$(0.02)	$(0.02)

A reconciliation of net loss per share is as follows for the six months ended June 30, 2022:

	Class A subject to possible redemption	Class A	Class B
Allocation of undistributable losses	(683,196)	(20,521)	(170,799)

Net (loss) to Common shares	$(683,196)	$(20,521)	$(170,799)

Weighted average shares outstanding, basic and diluted	15,144,103	463,882	3,861,026

Basic and diluted net loss per share	$(0.04)	$(0.04)	$(0.04)

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

CARMELL CORPORATION
(SUCCESSOR TO ALPHA HEALTHCARE ACQUISITION CORP. III)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2023 and December 31, 2022, the Company held $160,236,494 and $156,693,598, respectively, of Level 1 financial instruments, which are the Company’s marketable securities held in the Trust Account. These assets are measured at fair value on a recurring basis based on quoted market prices for identical securities in the active market.
The Company did not hold any other assets or liabilities requiring remeasurement on a recurring or nonrecurring basis as of June 30, 2023 and December 31, 2022.
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
ASC 740 prescribes recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties related to any uncertain tax benefits as of June 30, 2023 and December 31, 2022. The Company is not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
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
Note 3—IPO
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

CARMELL CORPORATION
(SUCCESSOR TO ALPHA HEALTHCARE ACQUISITION CORP. III)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 4—Related Party Transactions
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
On July 27, 2021, the Sponsor transferred

25,000
founder
shares to each of Darlene DeRemer, Eugene Podsiadlo, and William Woodward, directors of the Company. The awards vested simultaneously with the closing of the Business Combination as described above, provided the director has continuously served on the Company’s board of directors through the closing of such Business Combination. The awards did not vest for any periods through June 30, 2023.
In connection with the IPO, the Sponsor also transferred to certain investors a total of 225,000
Non-Risk
Incentive Private Shares as a compensation for their commitment to purchase the Public Units sold in the IPO. The Company estimated the aggregate fair value of these shares to be $1,186,448, or $5.27 per share. The fair value of the
Non-Risk
Incentive Private Shares was determined to be a contribution from the sponsor for offering costs in accordance with Staff Accounting Bulletin Topic 5T. These offering costs were allocated to the Public Units and charged to shareholder’s equity upon the completion of the IPO.
In connection with the IPO, the Sponsor also transferred to certain other investors the total of 600,900 Risk Incentive Private Shares as compensation for their commitment to acquire at least 9.9% of the Public Units sold in the IPO. These Risk Incentive Private Shares are subject to forfeiture if the investors sell their Public Units prior to the closing of the initial Business Combination and will be, upon their forfeiture, transferred back to the Sponsor. The fair value of these Risk Incentive Private Shares is equal to the fair value of the
Non-Risk
Incentive Private Shares. Due to the high probability of forfeiture, the fair value of these Risk Incentive Private Shares will be recorded as a capital contribution from the Sponsor at the Closing Date.
The Sponsor, directors and executive officers have agreed not to transfer, assign or sell (i) any of their Founder Shares until the earliest of (A) one year after the completion of the initial Business Combination and (B) subsequent to the initial Business Combination, (x) if the closing price of the Company’s shares of Class A common stock equals or exceeds $12.00 per share (as adjusted for share splits, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any
30-trading
day period commencing at least 150 days after the initial Business Combination, or (y) the date on which the Company completes a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of its public shareholders having the right to exchange their common stock for cash, securities or other property, and (ii) any of their Private Placement Units, Private Placement Shares, Private Placement Warrants and Class A common stock issued upon conversion or exercise thereof until 30 days after the Closing Date. Any permitted transferees are subject to the same restrictions and other agreements of the Sponsor and directors and executive officers with respect to any Founder Shares, Private Placement Units, Private Placement Shares, Private Placement Warrants and Class A common stock issued upon conversion or exercise thereof.
Private Placement
Simultaneously with the closing of the IPO, the Sponsor purchased 455,000 placement units, at a purchase price of $4,550,000, in a private placement. Each Private Placement Unit is identical to the Public Units sold in the IPO except as described below. A portion of the proceeds from the Private Placement Units was added to the proceeds from the Public Offering to be held in the Trust Account. If the Company did not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Units would be used to fund the redemption of the Public Shares (subject to the requirements of applicable law).

CARMELL CORPORATION
(SUCCESSOR TO ALPHA HEALTHCARE ACQUISITION CORP. III)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As a result of the partial over-allotment exercise on August 3, 2021, the Company also issued 8,882 Private Placement Units, generating an additional $88,820 in gross proceeds.
The Private Placement Units (including the Private Placement Shares, the Private Placement Warrants and Class A common stock issuable upon exercise of such Private Placement Warrants) are not transferable or salable until 30 days after the Closing Date (except, among other limited exceptions, to our officers and directors and other persons or entities affiliated with our Sponsor).
Due to Related Party
The balances of $171,730 and $31,979 as of June 30, 2023 and December 31, 2022, respectively, represent $81,730 and $1,979, respectively, of general and administrative costs paid by an executive employee and affiliate of the Sponsor on behalf of the Company and $90,000 and $30,000, respectively, of unpaid monthly administrative services fees (as described below).
Administrative Service Fee
The Company has agreed, commencing on the date that the Company’s securities are first listed on the Nasdaq Capital Market, to pay an affiliate of the Sponsor a monthly fee of an aggregate of $10,000 for office space, administrative and support services. For the three and six months ended June 30, 2023, administrative fees incurred totaled $30,000 and $60,000, respectively. For the three and six months ended June 30, 2022, administrative fees incurred and paid totaled $30,000 and $60,000, respectively. As of June 30, 2023 and December 31, 2022, $90,000 and $30,000, respectively, is owed to the affiliate of the Sponsor for the administrative service fees, included in “due to related party” on the accompanying unaudited condensed consolidated balance sheets. The Company will cease paying these monthly fees at the Closing Date.
Related Party Loans
In order to finance transaction costs in connection with a business combination, the Company’s Sponsor, an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon consummation of a Business Combination into warrants at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. In the event that a Business Combination did not close, the Company would use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would have been used to repay the Working Capital Loans. As of June 30, 2023 and December 31, 2022, there were no written agreements in place for the Working Capital Loans, nor were any amounts loaned to the Company by the Sponsor.
Forward Purchase Agreement with Anchor Investors
The Company granted to the direct anchor investors an option, in their sole discretion, to subscribe to a forward purchase agreement for up to an aggregate of 60% (up to 10% per direct anchor investor) of the securities sold in one or multiple private placements to close prior to or concurrently with the closing of the initial business combination. The aggregate proceeds from the sale of any securities pursuant to these forward purchase agreements would have been used for purposes related to the initial business combination. Since the issuance of the securities to the investors is contingent upon the closing of an equity financing in relation to the initial Business Combination, and the number of shares to be purchased by the investors is undefined, the terms of the forward purchase agreement will not create an obligation for the Company until such financing occurs. No such financing occurred through the Closing Date.

CARMELL CORPORATION
(SUCCESSOR TO ALPHA HEALTHCARE ACQUISITION CORP. III)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 5—Commitments & Contingencies
Registration Rights
The holders of the Founder Shares, Private Placement Units, Private Placement Warrants, Class A common stock underlying the Private Placement Warrants and Private Placement Units that may be issued upon conversion of Working Capital Loans (and any shares or Class A common stock issuable upon the exercise of the Private Placement Warrants and Private Placement Units that may be issued upon conversion of Working Capital Loans) are entitled to registration rights pursuant to a registration rights agreement dated July 26, 2021. The holders of these securities are entitled to make unlimited demands that the Company registers such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the Business Combination. However, the registration rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up
period, which occurs (i) in the case of the Founder Shares, as described in the following paragraph, and (ii) in the case of the Private Placement Warrants and the respective shares of Class A common stock underlying such warrants, 30 days after the completion of the Company’s Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.
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
Subscription Agreements
In conjunction with the IPO activities, on July 14, 2021 (the “Inception Date”), the Company and its Sponsor entered into the Subscription Agreements with certain investors. Under these Subscription Agreements, the investors, who received the At Risk Incentive Private Shares, received the right but not the obligation to subscribe, at their sole discretion, to any equity financing associated with the Closing of the Business Combination subject to a maximum of 10% of such offerings’ proceeds, and the right but not the obligation to subscribe, at their sole discretion, at the same terms in the next special purpose acquisition company or other similar entity sponsored by Constellation Alpha Holdings. Since the number of shares or other instruments to be purchased by the investors was unknown as of June 30, 2023, these rights to participate in future offerings do not meet definition of an equity contract.
The investors who received the Non Risk Incentive Private Shares also received the right but not the obligation to subscribe, at their sole discretion, to any equity financing associated with the Closing of the Company’s Business Combination subject to a maximum of 10% of such offerings’ proceeds if the Investor still holds their Public Shares at the business combination date. Since the number of shares or other instruments to be purchased by the investors was unknown as of June 30, 2023, these rights to participate in future offerings did not meet definition of an equity contract at that date. These rights lapsed unexercised at the Closing Date.

CARMELL CORPORATION
(SUCCESSOR TO ALPHA HEALTHCARE ACQUISITION CORP. III)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Risks and Uncertainties
Results of operations may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond the Company’s control. The business could be impacted by, among other things, downturns in the financial markets or in economic conditions, inflation, and increases in interest rates. The Company cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Note 6—Shareholder’s Equity
Common Stock
—On January 25, 2021, the Company issued 3,593,750 shares of common stock, including an aggregate of up to 468,750 shares of common stock that were subject to forfeiture, to the Company by the initial shareholders for no consideration to the extent that the underwriters’ over- allotment option was not exercised in full or in part, so that the initial shareholders will collectively own 20% of the Company’s issued and outstanding common stock after the IPO.
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
The shares of Class B common stock automatically converted into shares of Class A common stock on the Closing Date of the Business Combination on a one-for-one
basis.
Preferred Stock
—The Company is authorized to issue 1,000,000 shares of preferred stock, with a par value of $0.0001 per share. At June 30, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.

CARMELL CORPORATION
(SUCCESSOR TO ALPHA HEALTHCARE ACQUISITION CORP. III)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Warrants
– The warrants may only be exercised for a whole number of shares. The warrants included in the units sold in the Public Offering (the “Public Warrants”) will become exercisable 30 days after the Closing Date provided that the Company has an effective registration statement under the Securities Act covering the issuance of the shares of Class A common stock issuable upon exercise of the Public Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Public Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of the Business Combination, the Company will use its commercially reasonable efforts to file with the SEC and have an effective registration statement covering the issuance of the shares of Class A common stock issuable upon exercise of the warrants and to maintain a current prospectus relating to those shares of Class A common stock until the warrants expire or are redeemed. If a registration statement covering the issuance of the Class A common stock issuable upon exercise of the warrants is not effective by the 60th business day after the closing of the Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption.
The warrants have an exercise price of $11.50 per share, subject to adjustments, and will expire five years after the Closing Date of the Business Combination. In addition, if (x) the Company issued additional shares of Class A common stock or equity- linked securities for capital raising purposes in connection with the Closing of the Business Combination at an issue price or effective issue price of less than $9.20 per share of Class A common stock (with such issue price or effective issue price to be determined in good faith by the board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance), or the Newly Issued Price, (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the Business Combination (net of redemptions), and (z) the volume weighted average trading price of the common stock during the 20 trading day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price described below under “Redemption of warrants when the price per share of Class A common stock equals or exceeds $18.00” will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, respectively.
The Private Placement Warrants are identical to the Public Warrants, except that the Private Placement Warrants and the shares of Class A common stock issuable upon exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions.
Redemption of warrants when the price per share of Class
 A common stock equals or exceeds $18.00
: Once the warrants become exercisable, the Company may redeem the outstanding warrants for cash:

•	in whole and not in part;\

•	at a price of $0.01 per warrant;

•	upon a minimum of 30 days’ prior written notice of redemption; and

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

CARMELL CORPORATION
(SUCCESSOR TO ALPHA HEALTHCARE ACQUISITION CORP. III)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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
Note 7 — Income Taxes
The Company’s effective tax rate (“ETR”) is calculated quarterly based upon current assumptions relating to the full year’s estimated operating results and various tax-related
items. The Company’s ETR was 33.1% and (330)% for the three months ended June 30, 2023 and 2022, respectively. The Company’s ETR was 35.0% and (44)% for the six months ended June 30, 2023 and 2022, respectively. The difference between the effective tax rate of 33.1% and the U.S. federal statutory rate of 21% for the three months ended June 30, 2023 was primarily due to the ETR adjustment and the change in the valuation allowance. The difference between the effective tax rate of 35.0% and the U.S. federal statutory rate of 21% for the six months ended June 30, 2023 was due to the ETR adjustment and the change in the valuation allowance.
The 2021 and 2022 federal tax returns for the Company remain open for examination.
Note 8—Stock-based Compensation
On July 27, 2021, the Sponsor transferred 25,000 shares of Class B common stock to each of the three independent director nominees as compensation for their service on the board of directors. The awards vested simultaneously with the closing of the Business Combination, provided the director has continuously served on the Company’s board of directors through the closing of the Business Combination. As such, the service period for these awards started on the date we consummated the IPO. As the share awards vested only upon the consummation of the Business Combination, the compensation expense in relation to these grants will be recognized at the Closing Date. As a result, the Company recorded no compensation expense for any periods through June 30, 2023.
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
Note 9—Subsequent Events
On July 26, 2023, the Company entered into an Agreement and Plan of Merger (the “AxBio Merger Agreement”), by and among the Company, Aztec Merger Sub, Inc. and Axolotl Biologix, Inc. (“AxBio”), which provides for, among other things, the merger of AxBio with and into Aztec Merger Sub, Inc., with AxBio being the surviving corporation of the merger and a direct, wholly owned subsidiary of the Company (the “AxBio Acquisition”). Pursuant to the terms of the AxBio Merger Agreement, all of the issued and outstanding shares of AxBio (other than the Dissenting Shares (as defined in the AxBio Merger Agreement) and the shares held in treasury) were cancelled in exchange for aggregate consideration of (i) up to approximately $
8.0
million in cash (the “Closing Cash Consideration”), (ii) a number of shares of the Company’s common stock equal to (1) $
57.0
million divided by (2) the value weighted average price of the common stock for the
30
consecutive trading days immediately preceding the closing of the AxBio Acquisition
(the “VWAP”) (such consideration, the “Closing Share Consideration”), and (iii) up to $
9.0
million in cash and up to $
66.0
million in shares of common stock that are subject to a performance based earn-out (the “Future Consideration”), subject to customary adjustments at closing for cash, working capital, transaction expenses and indebtedness, and amounts held back by the Company. The AxBio Merger Agreement contains representations, warranties and indemnification provisions customary for transactions of this kind.

On August 9, 2023, the Company entered into that certain First Amendment to the AxBio Merger Agreement (the “Amendment”) which amended certain terms of the AxBio Merger Agreement. The Amendment changed the structure of the AxBio Acquisition to provide that, following the merger of AxBio with and into Aztec Merger Sub, Inc., with AxBio surviving, AxBio would merge with and into Axolotl Biologix, LLC, with Axolotl Biologix, LLC being the surviving corporation of the merger and a direct, wholly owned subsidiary of the Company, and waived the condition requiring AxBio to deliver its audited financial statements upon closing in exchange for the $8.0 million of Closing Cash Consideration otherwise payable upon closing pursuant to the AxBio Merger Agreement becoming payable and contingent upon receipt of such audited financial statements.
On August 9, 2023, the Company completed the AxBio Acquisition. In connection with the closing of the AxBio Acquisition, the Company issued 3,845,337 shares of its common stock and 4,243 shares of a newly designated series of Series A Convertible Voting Preferred Stock, $0.0001 par value per share (the “Preferred Stock”), in exchange for all the issued and outstanding shares of AxBio as part of the consideration paid in connection with the AxBio Acquisition.
The Closing Share Consideration was calculated using a 30-day average of daily VWAP of $7.05 per share.
In addition to the shares of common stock and the Preferred Stock, the consideration included the Closing Cash Consideration, payable upon delivery of AxBio’s audited financial statements, as well as the Future Consideration. The number of shares of common stock issued at the closing of the AxBio Acquisition is limited to

19.99
%
of the total number of shares of the Company’s common stock issued and outstanding immediately prior to the closing. Pursuant to the Certificate of Designation of Preferences, Rights and Limitations of the Preferred Stock, which was filed by the Company with the Secretary of State of Delaware on the closing date of the AxBio Acquisition in accordance with Section 151(a) of the Delaware General Corporation Law, each share of Preferred Stock will automatically convert into
1,000
shares of common stock upon stockholder approval of the issuance of the shares of common stock issuable upon such conversion and shall cease to have any rights other than with respect to conversion.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q (this “Quarterly Report”) covers a period prior to the closing of the Business Combination (as defined below). As a result, references to the “Company,” “our,” “us” or “we” refer to Alpha Healthcare Acquisition Corp. III. References to the “Sponsor” refer to AHAC Sponsor III LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward- looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, forward-looking statements can be identified by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions, but the absence of these words does not mean that a statement is not forward-looking. Such statements include, but are not limited to, statements and expectations regarding the ability to maintain the listing of our common stock and warrants on Nasdaq, our ability to raise financing in the future, our success in retaining or recruiting officers, key employees or directors following the completion of the Business Combination, the benefits of and our expectations related to the AxBio Acquisition, factors relating to our business, operations and financial performance, including: the success of our development efforts with respect to our product candidates, our commercialization efforts with respect to our approved products, the results of preclinical studies and clinical trials, our ability to maintain and obtain regulatory approval for our products and product candidates and future product candidates, market acceptance of our product candidates, regulatory developments, our industry and the competition we face, our need to grow the size of our organization in the future and the management of such growth, as well as all other statements other than statements of historical fact included in this Quarterly Report. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings. We do not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. Any public statements or disclosures by us following this Quarterly Report that modify or impact any of the forward-looking statements contained in this Quarterly Report will be deemed to modify or supersede such statements in this Quarterly Report.

Overview

Subsequent to the business combination with Carmell Therapeutics Corporation (discussed below), we are a regenerative medicine biotech company focused on leveraging our core platform technology, Plasma-based Bioactive Material (“PBM”) to stimulate tissue repair or growth after severe injury, disease or aging. The technology is a proprietary method of utilizing fresh frozen platelet-enriched plasma to manufacture multiple forms to be placed directly at the anatomical site in need of enhanced and accelerated healing with the ability to reside in the local tissue for weeks to months. Our PBM technology is based on patents licensed from Carnegie Mellon University (“CMU”) that claim the ability to plasticize allogeneic platelet-enriched plasma and crosslink proteins with genipin, a derivative of the gardenia plant, to provide a controlled degradation profile in vivo. The Company’s lead product candidate, Bone Healing Accelerant (“BHA”), a biologic, has been designated by U.S. Food and Drug Administration (“FDA”) as a combination product, containing the Company’s core technology of PBM plus b Tri-Calcium Phosphate (“b-TCP”) an already approved medical device.

Following the AxBio Acquisition (as described below), we acquired a portfolio of commercial products based on human amnion grafts for use in diabetic foot ulcers, venous foot ulcers and burns, and are also developing regenerative products for Foot/Ankle osteoarthritis, Androgenetic Alopecia and Skin rejuvenation.

Prior to the consummation of our previously announced business combination (the “Business Combination”), we were a blank check company incorporated on January 21, 2021 as a Delaware corporation for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses.

Recent Developments

On July 14, 2023 (the “Closing Date”), we consummated the Business Combination pursuant to the terms of the Business Combination Agreement, dated as of January 4, 2023 (the “Business Combination Agreement”), by and among the Company, Candy Merger Sub, Inc., a Delaware corporation (“Merger Sub”) and Carmell Therapeutics Corporation, a Delaware corporation (“Legacy Carmell”). Pursuant to the Business Combination Agreement, on the Closing Date, (i) the Company changed its name to “Carmell Therapeutics Corporation” and Legacy Carmell changed its name to “Carmell Regen Med Corporation”, and (ii) Merger Sub merged with and into Legacy Carmell, with Legacy Carmell as the surviving company in the Business Combination. After giving effect to the Business Combination, Legacy Carmell became a wholly owned subsidiary of the Company.

On July 26, 2023, we entered into an Agreement and Plan of Merger (the “AxBio Merger Agreement”), by and among us, Aztec Merger Sub, Inc. and Axolotl Biologix, Inc. (“AxBio”), which provides for, among other things, the merger of AxBio with and into Aztec Merger Sub, Inc., with AxBio being the surviving corporation of the merger and a direct, wholly owned subsidiary of the Company (the “AxBio Acquisition”). Pursuant to the terms of the AxBio Merger Agreement, all of the issued and outstanding shares of AxBio (other than the Dissenting Shares (as defined in the AxBio Merger Agreement) and the shares held in treasury) were cancelled in exchange for aggregate consideration of (i) up to approximately $8.0 million in cash (the “Closing Cash Consideration”), (ii) a number of shares of our common stock equal to (1) $57.0 million divided by (2) the value weighted average price of our common stock (the "VWAP") for the 30 consecutive trading days immediately preceding the closing of the AxBio Acquisition (such consideration, the “Closing Share Consideration”), and (iii) up to $9.0 million in cash and up to $66.0 million in shares of common stock that are subject to a performance based earn-out (the “Future Consideration”), subject to customary adjustments at closing for cash, working capital, transaction expenses and indebtedness, and amounts held back us.

On August 9, 2023, we entered into that certain First Amendment to the AxBio Merger Agreement (the “Amendment”) which amended certain terms of the AxBio Merger Agreement. The Amendment changed the structure of the AxBio Acquisition to provide that, following the merger of AxBio with and into Aztec Merger Sub, Inc., with AxBio surviving, AxBio would merge with and into Axolotl Biologix, LLC, with Axolotl Biologix, LLC being the surviving corporation of the merger and a direct, wholly owned subsidiary of the Company, and waived the condition requiring AxBio to deliver its audited financial statements upon closing in exchange for the $8.0 million of Closing Cash Consideration otherwise payable upon closing pursuant to the AxBio Merger Agreement becoming payable and contingent upon receipt of such audited financial statements.

On August 9, 2023, we completed the AxBio Acquisition. In connection with the closing of the AxBio Acquisition, we issued 3,845,337 shares of our common stock and 4,243 shares of a newly designated series of Series A Convertible Voting Preferred Stock, $0.0001 par value per share (the “Preferred Stock”), in exchange for all the issued and outstanding shares of AxBio as part of the consideration paid in connection with the AxBio Acquisition. The Closing Share Consideration was calculated using a 30-day average of daily VWAP of $7.05 per share. In addition to the shares of common stock and the Preferred Stock, the consideration included the Closing Cash Consideration, payable upon delivery of AxBio’s audited financial statements, as well as the Future Consideration. The number of shares of common stock issued at the closing of the AxBio Acquisition is limited to 19.99% of the total number of shares of our common stock issued and outstanding immediately prior to the closing. Pursuant to the Certificate of Designation of Preferences, Rights and Limitations of the Preferred Stock, which was filed by us with the Secretary of State of Delaware on the closing date of the AxBio Acquisition in accordance with Section 151(a) of the Delaware General Corporation Law, each share of Preferred Stock will automatically convert into 1,000 shares of common stock upon stockholder approval of the issuance of the shares of common stock issuable upon such conversion and shall cease to have any rights other than with respect to conversion.

On August 1, 2023, our board of directors approved and adopted an amendment to our existing amended and restated certificate of incorporation to change the name of the Company from “Carmell Therapeutics Corporation” to “Carmell Corporation.”

Impact of Macroeconomic Events

Economic uncertainty in various global markets caused by political instability and conflict, such as the ongoing conflict in Ukraine, and economic challenges caused by public health events, including the COVID-19 pandemic, have led to market disruptions, including significant volatility in commodity prices, credit and capital market instability and supply chain interruptions, which have caused record inflation globally. Our business, financial condition and results of operations could be materially and adversely affected by further negative impacts on the global economy and capital markets resulting from these global economic conditions, particularly if such conditions are prolonged or worsen. Although, to date, our business has not been materially impacted by these global economic and geopolitical conditions, it is impossible to predict the extent to which our operations may be impacted in the short and long term. The extent and duration of these market disruptions, whether as a result of the military conflict between Russia and Ukraine and effects of the Russian sanctions, geopolitical tensions, record inflation or otherwise, are impossible to predict. Any such disruptions may also magnify the impact of other risks described in this Quarterly Report.

Results of Operations and Known Trends or Future Events

Our only activities since inception up to June 30, 2023 have been organizational activities, activities necessary to prepare for and complete our initial public offering (the “IPO”), and activities related to the Business Combination. Since our IPO, we have not generated any operating revenues. Prior to the closing of the Business Combination, we continued to generate non-operating income in the form of dividend and interest income on marketable securities held in a trust account, with Continental Stock Transfer & Trust Company (“Continental”) acting as trustee (the “Trust Account”). $5,795,464 of dividend and interest income has been earned in the Trust Account from inception through June 30, 2023. As a result of being a public company, we have incurred, and will continue to incur, legal, financial reporting, accounting and auditing compliance expenses.

For the three months ended June 30, 2023, we had net income of $317,511, which was primarily due to $1,867,614 of dividend and interest income earned in the Trust Account, offset by $1,161,478 of general and administrative costs and $388,625 of income tax expense. For the three months ended June 30, 2022, we had a net loss of $346,986, which was attributable to $285,876 of general and administrative costs and $266,406 of income tax expense, partially offset by $205,296 of dividend and interest income earned in the Trust Account. The increase in dividend and interest income during the three months ended June 30, 2023 versus the three months ended June 30, 2022 was due to the increase in interest rates. The increase in income tax expense during the three months ended June 30, 2023 versus the three months ended June 30, 2022 was primarily attributable to the increase in dividend and interest income earned in the Trust Account. General and administrative costs increased during the three months ended June 30, 2023 as compared to the three months ended June 30, 2022 due to our activities to prepare for the Business Combination and the AxBio Acquisition.

For the six months ended June 30, 2023, we had net income of $893,578, which was primarily due to $3,542,896 of dividend and interest income earned in the Trust Account, offset by $1,917,944 of general and administrative costs and $731,953 of income tax expense. For the six months ended June 30, 2022, we had a net loss of $874,516, which was attributable to $821,018 of general and administrative costs and $266,406 of income tax expense, partially offset by $212,908 of dividend and interest income earned in the Trust Account. The increase in dividend and interest income during the six months ended June 30, 2023 versus the six months ended June 30, 2022 was due to increased interest rates. The increase in income tax expense during the six months ended June 30, 2023 versus the six months ended June 30, 2022 was primarily attributable to the increase in dividend and interest income earned in the Trust Account. General and administrative costs increased during the six months ended June 30, 2023 as compared to the six months ended June 30, 2022 due to our activities to prepare for the Business Combination and the AxBio Acquisition.

Liquidity, Capital Resources and Going Concern

As of June 30, 2023, we had cash, working capital deficit and an accumulated deficit of $10,243, $4,045,630 and $2,402,891 respectively.

Until the consummation of our IPO, our only source of liquidity was an initial purchase of Class B common stock by the Sponsor and loans from our Sponsor for $25,000.

On July 29, 2021, we consummated our IPO, generating gross proceeds of $150,000,000. Simultaneously with the closing of the IPO, we consummated the sale of private placement units to the Sponsor, generating gross proceeds of $4,550,000. We incurred $9,897,599 in transaction costs in the IPO, consisting of underwriting fees, deferred underwriting fees and other offering costs. On August 3, 2021, the underwriters exercised their option to purchase additional units for an aggregate amount of $4,441,030, and additional private placement units for an aggregate amount of $88,820, representing a partial over-allotment exercise. Transaction costs related to the underwriters’ partial over-allotment exercise amounted to $247,506, consisting of underwriting fees, deferred underwriting fees and other offering costs. As of the date of the IPO, the underwriters were entitled to a deferred fee of $5,405,436 in the aggregate, payable from the amounts held in the Trust Account, solely in the event that we complete a Business Combination. On March 20, 2023, we received a letter providing notice from the representative of the underwriters, waiving any entitlement to their portion of the deferred underwriting fee that accrued from their participation as the underwriters of the IPO, as they have not been involved in the Business Combination process.

Following our IPO and the exercise of the over-allotment option, a total of $154,441,030 was placed in the Trust Account, and we had $1,550,000 of cash held outside of the Trust Account and available for working capital purposes, after payment of costs related to the IPO. As of June 30, 2023, we had cash outside the Trust Account of $10,243 available for working capital needs.

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an affiliate of the Sponsor a monthly fee of $10,000 for office space, secretarial and administrative services provided to us. We began incurring these fees on July 26, 2021 and continued to incur these fees monthly until the completion of a Business Combination.

On January 4, 2023, we entered into the Business Combination Agreement with Legacy Carmell and Merger Sub and completed the Business Combination on July 14, 2023. At the Closing Date, we received $29,376,282 from the Trust Account, after taking into account redemptions by existing stockholders but before any transaction expenses and tax liabilities, and remitted $17,535,632 to Meteora under the terms of the Forward Purchase Agreement. For a description of the Forward Purchase Agreement, see Note 4 - Related Party Transactions in our unaudited condensed consolidated financial statements in this Quarterly Report.

Due to our current liabilities for taxes and transaction costs in relation to the Business Combination and potential liabilities under the AxBio Merger Agreement, the cash available to us may not be sufficient to allow us to operate for at least 12 months from the date these financial statements were issued. We may need to raise additional capital through equity or debt issuances. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all.

As disclosed in our Form 8-K filed with the SEC on March 29, 2023, we received a written notice (the “Notice”) from the Nasdaq Listing Qualifications Department of The Nasdaq Stock Market (“Nasdaq”) indicating that we were not in compliance with Listing Rule 5550(a)(3), which requires us to have at least 300 public holders for continued listing on the Nasdaq Capital Market (the “Minimum Public Holders Rule”). The Notice is only a notification of deficiency, not of imminent delisting, and has no current effect on the listing or trading of our securities on Nasdaq Capital Market.

The Notice stated that we had 45 calendar days to submit a plan to regain compliance with the Minimum Public Holders Rule. We regained compliance with the Minimum Public Holders Rule at the Closing Date.

These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should we be unable to continue as a going concern.

Critical Accounting Policies and Estimates

We prepare our financial statements and accompanying notes in conformity with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions about future events that affect reported amounts. Estimations are considered critical accounting estimates based on, among other things, their impact on the portrayal of our financial condition, results of operations, or liquidity, as well as the degree of difficulty, subjectivity, and complexity in our deployment. Critical accounting estimates address accounting matters that are inherently uncertain due to unknown future resolution of such matters. Management routinely discusses the development, selection, and disclosure of each critical accounting estimates. There have been no significant changes to our estimates and assumptions during the three and six months ended June 30, 2023. Reference should be made to the financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2022 for a full description of other significant accounting policies.

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

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our IPO or until we are no longer an “emerging growth company,” whichever is earlier.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (the “SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2023. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that during the period covered by this report, our disclosure controls and procedures were not effective due to material weaknesses in internal controls over financial reporting related to the accounting for complex financial instruments and completeness of unrecorded liabilities.

Remediation Efforts to Address a Previously Identified Material Weakness in Internal Control over Financial Reporting

As described in Item 9.A Controls and Procedures of our Annual Report on Form 10-K for the year ended December 31, 2022 and in Item 4 Controls and Procedures of the amendment to our Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2021, management identified errors in our historical financial statements related to the accounting for the Class A common stock subject to redemption. Because the Class A common stock issued in the IPO can be redeemed or become redeemable subject to the occurrence of future events considered outside of the Company’s control, we should have classified all of these redeemable shares in temporary equity.

Management also identified errors related to the completeness and accuracy of financial data, relating to unrecorded liabilities and deferred offering costs incurred as of the consummation of our IPO.

In addition, errors were identified related to the overallotment liability, which was not recorded in the three months ended September 30, 2021, or in the audited balance sheet as of July 29, 2021, and was corrected in the financial statements as of December 31, 2021 included in our Annual Report on Form 10-K filed with the SEC on April 15, 2022 and in the amendment to our Quarterly Report on Form 10-Q/A for the quarterly period ended September 30, 2021 filed on September 13, 2022.

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

With respect to the material weakness surrounding the completeness and accuracy of liabilities, we implemented additional review procedures to enable the Company to effectively search for and identify material unrecorded liabilities on a timely basis.

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

Item 1A. Risk Factors

A description of the risks and uncertainties associated with our business and industry is set forth below. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q, including our unaudited consolidated financial statements and notes thereto and the “Management’s discussion and analysis of financial condition and results of operations” section of this Quarterly Report on Form 10-Q before deciding whether to purchase shares of our common stock. If any of the following risks are realized, our business, financial condition, operating results and prospects could be materially and adversely affected. In that event, the price of our common stock could decline, perhaps significantly. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operation. The following risks and uncertainties include risks related to our business following the completion of the Business Combination.

Summary of Risk Factors

The following is a summary of principal risk to which our business, operations and financial performance are subject. Each of these risks is more fully described in the individual risk factors immediately following this summary.

•	Many of our product candidates are at an early stage of development and may not be successfully developed or commercialized.

•

The results of preclinical studies or earlier clinical trials are not necessarily predictive of future results. Our lead product candidate in clinical trials, and any other product candidates that may advance into clinical trials, may not have favorable results in later clinical trials or receive regulatory approval.

•	If the FDA or any other regulatory authorities outside of the United States change the classification of a product candidate, we may be subject to additional regulations or requirements.

•	Additional time may be required to obtain regulatory approval for our product candidates and future product candidates because of their status as combination products.

•

We have conducted a clinical trial and may in the future conduct clinical trials for current or future product candidates outside the U.S., and the FDA and comparable foreign regulatory authorities may not accept data from such trials.

•	We may experience difficulties integrating our and AxBio’s operations and realizing the expected benefits of the AxBio Acquisition.

•	We operate in a highly competitive environment.

•	Our success is dependent, in part, on the performance and continued service of our officers and directors.

•

Acceptance of our products in the marketplace, and of our formulations or product candidates, if approved, is uncertain and failure to achieve market acceptance will prevent or delay our ability to generate revenues.

•	We will need to grow the size of our organization in the future, and we may experience difficulties in managing this growth.

•	Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern.

Risks Related to the Development and Regulatory Approval of our Product Candidates

Many of our product candidates are at an early stage of development and may not be successfully developed or commercialized.

Many of our product candidates are in the early stage of development and will require substantial further capital expenditures, development, testing and regulatory approval prior to commercialization. The development and regulatory approval process takes many years, and it is not likely that many of our product candidates, technologies or processes, even if successfully developed and approved by the FDA, would be commercially available for five or more years. Of the large number of product candidates in development, only a small percentage successfully complete the FDA regulatory approval process and are commercialized. Accordingly, even if we are able to obtain the requisite financing to fund our development programs, we cannot assure you that many of our product candidates will be successfully developed or commercialized, if approved. Our failure to develop, manufacture or receive regulatory approval for, or successfully commercialize any of, our product candidates could result in the failure of our business and a loss of all of your investment in our company.

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

With respect to foreign markets, approval procedures vary among countries and, in addition to the aforementioned risks, can involve additional product testing, administrative review periods and agreements with pricing authorities. Any delay in obtaining, or inability to obtain, applicable regulatory approvals could prevent us from commercializing our products or product candidates. Specifically, Carmell™ plans to submit for a CE Mark approval in the European Union, which may or may not be successful. The new Medical Devices Regulation (Regulation (EU) 2017/745) in the European Union (“EU MDR”) became applicable in the European Union on May 26, 2021 and may make approval times longer and standards more difficult to pass, given the new Regulation imposes more stringent requirements in respect of device safety and clinical evaluation. Any delay in obtaining, or inability to obtain, applicable regulatory approvals could prevent us from commercializing our products or product candidates, if approved. In addition, our Notified Body is experiencing significant EU MDR-related delays, which has significantly limited our ability to interact and work with our Notified Body. It is not known when these delays will be resolved, and this could significantly delay any potential EU CE Mark approvals.

Tissue-based products are regulated differently in different countries. These requirements may be costly and result in delay or otherwise preclude the distribution of our products in some foreign countries, any of which would adversely affect our ability to generate operating revenues.

Tissue-based products are regulated differently in different countries. Many foreign jurisdictions have a different, and potentially more difficult, regulatory pathway for human tissue-based products, which may prohibit the distribution of these products until the applicable regulatory agencies grant marketing approval, or licensure. The process of obtaining regulatory approval is lengthy, expensive and uncertain, and we may never seek such approvals, or if we do, we may never gain those approvals. Furthermore, any adverse events in our clinical trials could negatively impact our products and product candidates.

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

•	obtaining sufficient quantities of a product candidate for use in clinical trials;

•	obtaining an institutional review board (“IRB”) or ethics committee approval to conduct a clinical trial at a prospective site;

•

identifying, recruiting and enrolling patients to participate in a clinical trial; retaining patients who have initiated a clinical trial but may withdraw due to adverse events from the therapy, insufficient efficacy, fatigue with the clinical trial process or other issues; and

•	uncertainties or delays as a result of public health events, such as the COVID-19 pandemic, and the efforts to mitigate them.

Any delays in the commencement of clinical trials will delay our ability to pursue regulatory approval for our product candidates. In addition, many of the factors that cause, or lead to, a delay in the commencement of clinical trials may also ultimately lead to the denial of regulatory approval of a product candidate.

Suspensions or delays in the completion of clinical testing could result in increased costs to us and delay or prevent our ability to complete development of that product candidate or generate product revenues from commercialization, if approved.

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

In addition, the FDA may not agree that information submitted in our investigational new drug (“IND”) application is sufficient to support our planned clinical development and may impose a clinical hold. The FDA may require us to conduct additional preclinical studies or make other changes, which could delay development of our product candidates. For example, for our Bone Healing Accelerant (“BHA”) program, FDA has indicated that we must resolve certain chemistry, manufacturing, and controls (“CMC”) comments from the FDA prior to submitting protocols to initiate clinical studies intended to provide the primary evidence of effectiveness to support a marketing authorization. Our inability to resolve these comments from the FDA, or to provide the information needed to support initiation of pivotal trials, could impact our ability to advance our lead candidate through the regulatory approval process. Additionally, changes in the current regulatory requirements and guidance also may occur, and we may need to amend clinical trial protocols to reflect these changes. Amendments may require us to resubmit clinical trial protocols to IRBs for re-examination, which may impact the costs, timing and the likelihood of a successful completion of a clinical trial. If we experience delays in the completion of, or if we must suspend or terminate, any clinical trial of any product candidate, our ability to obtain regulatory approval for that product candidate will be delayed and the commercial prospects, if any, for the product candidate may suffer as a result. In addition, many of these factors may also ultimately lead to the denial of regulatory approval of a product candidate.

We may expend our limited resources to pursue a particular product candidate or multiple product candidates and indications and fail to capitalize on product candidates or indications for which there may be a greater likelihood of success.

Because we have limited financial and managerial resources, we are primarily focused on our marketed products and one lead clinical stage program, our BHA candidate, and one additional candidate, our Tissue Healing Accelerant (“THA”), for which we have not yet initiated any clinical studies. As a result, we may forego or delay pursuit of opportunities with other product candidates or, for other indications for which there may be a greater likelihood of success or may prove to have greater commercial potential. Notwithstanding our investment to date and anticipated future expenditures, we may never successfully develop, any marketed treatments using these products. Research programs to identify new product candidates or pursue alternative indications for current product candidates require substantial technical, financial and administrative support.

Also, pursuing more than one program at a time may cause the company to deplete the necessary resources to finalize the necessary work on the lead program, BHA, for severe tibia fractures. As all of the programs we envision pursuing are costly, time consuming and have inherent regulatory risks, pursing more than one program at any time may dilute our resources, both human and financial.

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

We may find it difficult to enroll patients in our clinical trials which could delay or prevent the start of clinical trials for our product candidates.

Identifying and qualifying patients to participate in clinical trials of our lead product candidate, BHA, is essential to our success. The timing of our clinical trials depends in part on the rate at which we can recruit patients to participate in clinical trials of our product candidates, and we may experience delays in our clinical trials if we encounter difficulties in enrollment. If we experience delays in our clinical trials, the timeline for obtaining regulatory approval of our product candidates will most likely be delayed.

Many factors may affect our ability to identify, enroll and maintain qualified patients, including the following:

•	eligibility criteria of our ongoing and planned clinical trials with specific characteristics appropriate for inclusion in our clinical trials;

•	design of the clinical trial;

•	size and nature of the patient population;

•	patients’ perceptions as to risks and benefits of the product candidates under study and the participation in a clinical trial generally in relation to other available therapies;

•	the availability and efficacy of competing therapies and clinical trials;

•	pendency of other trials underway in the same patient population;

•	willingness of physicians to participate in our planned clinical trials;

•	severity of the disease or intended use under investigation;

•	proximity of patients to clinical sites;

•	patients who do not complete the trials for personal reasons;

•	issues with Contract Research Organizations (“CROs”), clinical trial investigators, IRBs, and/or with other vendors that may be involved in our clinical trials; and

•	difficulties as a result of public health events, such as the COVID-19 pandemic, and the efforts to mitigate them.

We may not be able to initiate or continue to support clinical trials of our product candidates, for one or more applications, or any future product candidates if we are unable to locate and enroll a sufficient number of eligible participants in these trials as required by the FDA or other regulatory authorities. For example, we plan to pursue a clinical study of BHA in different anatomical locations, evaluating different fractures and fusion sites (such as foot/ankle fusion), as we anticipate that it may be difficult to locate and enroll patients with tibial fractures, who are the target patient population of our planned HEAL II study. Even if we are able to enroll a sufficient number of patients in our clinical trials, if the pace of enrollment is slower than we expect, the development costs for our product candidates may increase and the completion of our trials may be delayed or our trials could become too expensive to complete.

If we experience delays in the completion of, or termination of, any clinical trials of our product candidates, the commercial prospects of our product candidates could be harmed, and our ability to generate product revenue from any of our product candidates, if approved, could be delayed or prevented. In addition, any delays in completing our clinical trials would likely increase our overall costs, impair product candidate development and jeopardize our ability to obtain regulatory approval relative to our current plans. Any of these occurrences may harm our business, financial condition, and prospects significantly.

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

Despite any results reported in earlier preclinical studies or clinical trials for our product candidates, we do not know whether the clinical trials we may conduct will demonstrate adequate efficacy and safety to result in regulatory approval to market our product candidates for a particular indication, in any particular jurisdiction. Efficacy data from prospectively designed trials may differ significantly from those obtained from retrospective subgroup analyses. We have only conducted one early-stage clinical trial with our BHA candidate, which was not powered for statistical significance. In order for the results of a clinical trial to be reliable, the clinical trial must be sufficiently powered to detect valid statistical differences. If later-stage appropriately powered clinical trials do not produce favorable results, our ability to achieve regulatory approval for our product candidates may be adversely impacted. Even if we believe that we have adequate data to support an application for regulatory approval to market our current product candidates or any future product candidates, the FDA or other regulatory authorities may not agree and may require that we conduct additional preclinical testing or clinical trials.

Our products, product candidates or future product candidates may cause undesirable side effects or have other properties that could halt their clinical development, prevent their regulatory approval, limit their commercial potential, or result in significant negative consequences.

Adverse events or other undesirable side effects caused by our products, product candidates or future product candidates could cause us or regulatory authorities to interrupt, delay, or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by regulatory authorities. Side effects related to a drug or biologic could affect patient recruitment, the ability of enrolled patients to complete the study, and/or result in potential product liability claims. Moreover, even though we believe our product candidates may have a favorable tolerability profile when compared to currently approved products, regulatory authorities may not agree. For example, in the single clinical trial we have completed with BHA, we reported a lower rate of infections among patients in the treatment group than in the control group. However, FDA noted that the rates of infection in the control group observed during our trial were much higher than what has been observed in clinical practice and published literature, and we will need to closely monitor infection rates during our planned clinical trials of BHA.

Additionally, if one or more of our product candidates receives marketing approval, and we or others later identify undesirable side effects or adverse events caused by such products or any of our marketed products, or the severity and prevalence is greater than anticipated, a number of potentially significant negative consequences could result.

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

Our lead product candidate, BHA, has been classified by the FDA as a biologic/device combination product, containing the Company’s core technology of PBM plus ß Tri-Calcium Phosphate (“ß -TCP”). BHA has been assigned to the Center for Biologics Evaluation and Research (“CBER”) as the lead agency center for review and regulation, and we plan to complete studies to support a BLA as the basis for marketing authorization. If the FDA determines that BHA or any other product candidates should be classified as a different type of product, we may be subject to additional regulations and requirements.

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

Additional time may be required to obtain regulatory approval for our product candidates and future product candidates because of their status as combination products.

Our lead product candidate, BHA, is a biologic-device combination product that requires coordination within the FDA and comparable foreign regulatory authorities for review of its device and biologic components, and our other product candidates may similarly be regulated as combination products. Although the FDA and comparable foreign regulatory authorities have systems in place for the review and approval of combination products such as ours, we may experience delays in the development and commercialization of our product candidates due to regulatory timing constraints and uncertainties in the product development and approval process. Of note, prior clearance or approval of one component of a combination product does not increase the likelihood that FDA will approve a later product combining the previously cleared product or approved active ingredient with a novel active ingredient.

Risks associated with operating in foreign countries could materially adversely affect our product development.

We have previously conducted a clinical study outside the U.S. and may conduct future studies in countries outside of the U.S. Consequently, we may be subject to risks related to operating in foreign countries. Risks associated with conducting operations in foreign countries include:

•	differing regulatory requirements for conducting clinical trials and obtaining regulatory approvals;

•	more stringent privacy requirements for data to be supplied to our operations in the U.S., (e.g., General Data Protection Regulation in the European Union);

•	unexpected changes in tariffs, trade barriers and regulatory requirements;

•	economic weakness, including inflation, or political instability in particular foreign economies and markets;

•	compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;

•	foreign taxes, including withholding of payroll taxes;

•	differing payor reimbursement regimes, governmental payors or patient self-pay systems and price controls;

•	foreign currency fluctuations, which could result in increased operating expenses or reduced revenues, and other obligations incident to doing business or operating in another country;

•	workforce uncertainty in countries where labor unrest is more common than in the U.S.;

•	production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and

•	business interruptions resulting from geopolitical actions, including war and terrorism, and as a result of public health events, such as the COVID-19 pandemic, and the efforts to mitigate them.

We have conducted and may in the future conduct clinical trials for current or future product candidates outside the U.S., and the FDA and comparable foreign regulatory authorities may not accept data from such trials.

Our clinical study for BHA was conducted outside the U.S., in South Africa, and while we plan to conduct our next clinical trial primarily in the U.S., we may also conduct future clinical trials outside the U.S. The acceptance of study data from clinical trials conducted outside the U.S. or another jurisdiction by the FDA or comparable foreign regulatory authority may be subject to certain conditions or may not be accepted at all. In cases where data from foreign clinical trials are intended to serve as the sole basis for marketing approval in the U.S., the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the U.S. population and U.S. medical practice; (ii) the trials were performed by clinical investigators of recognized competence and pursuant to Good Clinical Practice (“GCP”) regulations; and (iii) the data may be considered valid without the need for an on-site inspection by the FDA, or if the FDA considers such inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. In addition, even where the foreign study data are not intended to serve as the sole basis for approval, the FDA will not accept the data as support for an application for marketing approval unless the study is well-designed and well-conducted in accordance with GCP and the FDA is able to validate the data from the study through an onsite inspection if deemed necessary. Many foreign regulatory authorities have similar approval requirements. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA or any comparable foreign regulatory authority will accept data from trials conducted outside of the U.S. or the applicable jurisdiction. If the FDA or any comparable foreign regulatory authority does not accept such data, it would result in the need for additional trials, which could be costly and time-consuming, and which may result in current or future product candidates that we may develop not receiving approval for commercialization in the applicable jurisdiction.

Failure to obtain regulatory approval in international jurisdictions would prevent our product candidates from being marketed abroad.

In addition to regulations in the U.S., to market and sell our product candidates in the European Union, United Kingdom, many Asian countries and other jurisdictions, we must obtain separate regulatory approvals and comply with numerous and varying regulatory requirements. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the U.S. does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. The regulatory approval process outside the U.S. generally includes all of the risks associated with obtaining FDA approval as well as risks attributable to the satisfaction of local regulations in foreign jurisdictions. The approval procedure varies among countries and can involve additional testing, and regulatory authorities outside the U.S. may not agree with the FDA’s determination of the primary mode of action and regulatory classification of our product candidates, which may result in additional clinical trials, or additional work on our part to comply with other regulatory standards. The time required to obtain approval outside the U.S. may differ substantially from that required to obtain FDA approval. We may not be able to obtain approvals from regulatory authorities outside the U.S. on a timely basis, if at all. Clinical trials accepted in one country may not be accepted by regulatory authorities in other countries. In addition, many countries outside the U.S. require that a product be approved for reimbursement before it can be approved for sale in that country. A product candidate that has been approved for sale in a particular country may not receive reimbursement approval in that country.

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

Even if we obtain regulatory approval for our product candidates, that approval would be subject to ongoing requirements by the FDA and comparable foreign regulatory authorities governing the manufacture, quality control, further development, labeling, packaging, storage, distribution, adverse event reporting, safety surveillance, import, export, advertising, promotion, recordkeeping and reporting of safety and other post-marketing information. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance by us and/or our Contract Manufacturing Organizations (“CMOs”), and CROs or clinical trial investigators for any post-approval clinical trials that we may conduct. The safety profile of any product candidate, if approved, will continue to be closely monitored by the FDA and comparable foreign regulatory authorities after approval. If the FDA or comparable foreign regulatory authorities become aware of new safety information after approval of our product candidates, they may require labeling changes or establishment of a REMS, impose significant restrictions on such product’s indicated uses or marketing or impose ongoing requirements for potentially costly post-approval studies or post-market surveillance.

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

Certain of our products are derived from human tissue and are subject to additional regulations and requirements.

We manufacture and distribute products derived from human tissue. The FDA has specific regulations governing human cells, tissues and cellular and tissue-based products (“HCT/Ps”). An HCT/P is a product containing or consisting of human cells or tissue intended for transplantation into a human patient.

Our human tissue products are considered to be HCT/Ps regulated solely under Section 361 of the PHSA. Such products are referred to as “Section 361 HCT/Ps” and are not subject to any premarket approval requirements. Companies such as ours that manufacture, process and distribute HCT/Ps have ongoing regulatory obligations that are expensive and time-consuming to meet. The FDA’s regulation of HCT/Ps includes requirements for registration and listing of products; donor screening and testing; processing and distribution, known as cGTP; labeling; record keeping and adverse-reaction reporting; and inspection and enforcement. Moreover, it is likely that the FDA’s regulation of HCT/Ps will continue to evolve in the future. Complying with any such new regulatory requirements may entail significant time delays and expense, which could have a material adverse effect on our business, results of operations and financial condition. Because certain of our products are regulated under Section 361 of the PHSA, we have not been required to file any premarket submission to seek marketing authorization with respect to our human tissue products. However, the FDA could require us to obtain a marketing authorization for future tissue products not regulated as Section 361 HCT/Ps. The process of obtaining a marketing authorization could take time and consume resources, and failing to receive such an authorization would render us unable to market and sell such products, which could have a material and adverse effect on our business. In some states, the manufacture, storage, or distribution of HCT/Ps requires a license or permit to operate as a tissue bank or tissue distributor. Some states may require licenses or permits applicable to the distribution of HCT/Ps, and there is a risk that there may be state or local license or permit requirements of which we are unaware or with which we have not complied. In the event that such noncompliance exists in a given jurisdiction, we could be precluded from distributing HCT/Ps in that jurisdiction and also could be subject to fines or other penalties. If any such actions were to be instituted against us, it could adversely affect our business and/or financial condition.

Certain of our products depend on the availability of tissue from human donors, and any disruption in supply could adversely affect our business.

The success of our human tissue products depends upon, among other factors, the availability of tissue from human donors. Any failure to obtain tissue from our sources will interfere with our ability to effectively meet demand for our products incorporating human tissue. The availability of donated tissue could also be adversely impacted by regulatory changes, public opinion of the donor process and our own reputation in the industry. We may not be successful in our ability to scale tissue recovery efforts to meet the potential future demand of our pipeline. Obtaining adequate supplies of human tissue involves several risks, including limited control over availability (due to for example, access to hospital accounts and the number of consenting mothers), quality, delivery schedules, and eligibility requirements. In addition, any interruption in the supply of any human tissue component could harm our ability to manufacture our products until a new source of supply, if any, could be found. We may be unable to find a sufficient alternative supply channel in a reasonable time period or on commercially reasonable terms, if at all, which would have an adverse effect on our business, results of operations and financial condition.

Certain of the products we process are derived from human tissue and therefore have the potential for disease transmission.

The utilization of human tissue creates the potential for transmission of communicable disease, including, without limitation, human immunodeficiency virus, viral hepatitis, syphilis and other viral, fungal or bacterial pathogens. We are required to comply with federal and state regulations intended to prevent communicable disease transmission.

We maintain strict quality controls designed in accordance with cGTP to ensure the safe procurement and processing of our tissue, including terminal sterilization of our products. These controls are intended to prevent the transmission of communicable disease. However, risks exist with any human tissue implantation. In addition, negative publicity concerning disease transmission from other companies’ improperly processed donated tissue could have a negative impact on the demand for our products and adversely affect our business, financial condition and results of operations.

If we cannot successfully address quality issues that may arise with our products, our brand reputation could suffer, and our business, financial condition, and results of operations could be adversely impacted.

In the course of conducting our business, we must adequately address quality issues that may arise with our products, as well as defects in third-party components included in our products, as any quality issues or defects may negatively impact physician use of our products. Although we have established internal procedures to minimize risks that may arise from quality issues, we may not be able to eliminate or mitigate occurrences of these issues and associated liabilities. If the quality of our products does not meet the expectations of physicians or patients, then our brand reputation could suffer and our business could be adversely impacted. We must also ensure any promotional claims made for our products comport with government regulations.

We may implement a product recall or voluntary market withdrawal, which could significantly increase our costs, damage our reputation, disrupt our business and adversely affect our business, results of operations and financial condition.

The processing and marketing of our tissue products involves an inherent risk that our tissue products or processes may not meet applicable quality standards and requirements. In the event that one or more of our products experiences a failure to meet such standards and requirements, we may voluntarily implement a recall or market withdrawal or may be required to do so by a regulatory authority.

A recall or market withdrawal of one of our products could be costly and may divert management resources. A recall or withdrawal of one of our products, or a similar product processed by another entity, also could impair sales of our products as a result of confusion concerning the scope of the recall or withdrawal, or as a result of the damage to our reputation for quality and safety.

To be commercially successful, we must educate physicians, where appropriate, how and when our products are proper alternatives to existing treatments and that our products should be used in their procedures.

We believe physicians will only use our products if they determine, based on their independent medical judgment and experience, clinical data, and published peer reviewed journal articles, that the use of our products in a particular procedure is a favorable alternative to other treatments. Physicians may be hesitant to change their existing medical treatment practices for the following reasons, among others:

•	their lack of experience with advanced therapeutics, such as our products;

•	lack of evidence supporting additional patient benefits of advanced therapeutics, such as our products, over conventional methods in certain therapeutic applications;

•	perceived liability risks generally associated with the use of new products and procedures;

•	limited availability of reimbursement from third-party payers;

•	more favorable reimbursement for other market-available products; and

•	the time that must be dedicated to physician training in the use of our products.

We may fail to retain or recruit necessary personnel, and we may be unable to secure the services of consultants.

As of the date of this filing, we have 26 full-time employees and six part-time employees. We also have engaged and plan to continue to engage regulatory consultants to advise us on our dealings with the FDA and other foreign regulatory authorities and have been and will be required to retain additional consultants and employees.

Certain of our directors, officers, scientific advisors and consultants serve as officers, directors, scientific advisors or consultants of other healthcare and life science companies or institutes that might be developing competitive products. None of our directors are obligated under any agreement or understanding with us to make any additional products or technologies available to us. Similarly, we can give no assurances, and we do not expect and investors should not expect, that any biomedical or pharmaceutical product or technology identified by any of our directors or affiliates in the future would be made available to us other than corporate opportunities. We can give no assurances that any such other companies will not have interests that are in conflict with its interests.

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

We contract with and are dependent upon independent sales agents and distributors.

We contract with independent sales agents and distributors for the sale and distribution of our products. If our relationships with our independent sales agents were terminated for any reason, it could materially and adversely affect our revenues and profits. Because the independent agent often controls the customer relationships within its territory, there is a risk that if our relationship with the agent ends, our relationship with the customer will be lost.

Because our agents and distributors are not employees, there is a risk we will be unable to ensure that our sales processes, compliance safeguards, and related policies will be adhered to despite our communication and training of agents and distributors regarding these requirements. Furthermore, if we fail to maintain relationships with our key independent agents, or fail to ensure that our independent agents adhere to our sales processes, compliance safeguards and related policies, there could be an adverse effect on our business, results of operations, and financial condition.

We may obtain the assistance of additional distributors and independent sales representatives to sell products in certain sales channels, particularly in territories and fields where agents are commonly used. Our success is partially dependent upon our ability to train, retain and motivate our independent sales agencies, distributors, and their representatives to appropriately and compliantly sell our products in certain territories or fields. They may not be successful in implementing our marketing plans or compliance safeguards. Some of our independent sales agencies and distributors do not sell our products exclusively and may offer similar products from other companies. Our independent sales agencies and distributors may terminate their contracts with us, may devote insufficient sales efforts to our products or may focus their sales efforts on other products that produce greater commissions for them, which could have an adverse effect on our business, results of operations and financial condition. We also may not be able to find additional independent sales agencies and distributors who will agree to appropriately and compliantly market or distribute our products on commercially reasonable terms, if at all. If we are unable to establish new independent sales representative and distribution relationships or renew current sales agency and distribution agreements on commercially acceptable terms, our business, financial condition, and results of operations could be materially and adversely affected.

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

As is common in the biologics, pharmaceutical and medical device industry, we engage the services of consultants to assist in the development of our product candidates. Many of these consultants were previously employed at, or may have previously been or are currently providing consulting services to, other healthcare and life science companies, including our competitors or potential competitors.

Business interruptions could adversely affect future operations and financial conditions, and may increase our costs and expenses.

Our operations, and those of our directors, employees, advisors, contractors, consultants, CROs, and collaborators, could be adversely affected by earthquakes, floods, hurricanes, typhoons, extreme weather conditions, fires, water shortages, power failures, business systems failures, public health events, such as the COVID-19 pandemic, and other natural and man-made disaster or business interruptions. Our phones, electronic devices and computer systems and those of our directors, employees, advisors, contractors, consultants, CROs, and collaborators are vulnerable to damages, theft and accidental loss, negligence, unauthorized access, terrorism, war, electronic and telecommunications failures, and other natural and man- made disasters. Operating as a virtual company, our employees conduct business outside of our headquarters and leased or owned facilities. These locations may be subject to additional security and other risk factors due to the limited control of our employees. If such an event as described above were to occur in the future, it may cause interruptions in our operations, delay research and development programs, clinical trials, regulatory activities, manufacturing and quality assurance activities, sales and marketing activities, hiring, training of employees and persons within associated third parties, and other business activities. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data.

Likewise, we rely and will continue to rely on third parties to manufacture our products and product candidates and conduct clinical trials, and similar events as those described in the prior paragraph relating to their business systems, equipment and facilities could also have a material adverse effect on our business. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development and commercialization of our product candidates, if approved, could be delayed or altogether terminated.

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

The patent positions of medical device and biologic companies are uncertain and involve complex legal and factual questions. We may incur significant expenses in protecting our intellectual property and defending or assessing claims with respect to intellectual property owned by others. Any patent or other infringement litigation by or against us could cause us to incur significant expenses and divert the attention of our management.

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

Under the license agreement with CMU, we have exclusive rights to develop and commercialize plasma-based bioactive material, also known as “Biocompatible Plasma-Based Plastics” for all fields of use and all worldwide geographies. We are required to use our best efforts to effect introduction of the licensed technology into the commercial market as soon as possible and meet certain milestones as stipulated within the agreement. CMU retains the right to use any derivative technology developed by us as a result of the use of this technology and retains the intellectual property rights to the licensed technology under the agreement including patents, copyrights, and trademarks. We may establish all proprietary rights for the Company in the intellectual property developed by us which includes, or is based in whole or in part on, the licensed technology under the agreement, which may also include Carmell-created modifications, enhancements or other technology, whether in the nature of trade secrets, copyrights, patents or other rights. CMU has the right to use such intellectual property developed by us solely for research, education, academic and/or administrative purposes. In addition, we own all right, title and interest (including patents, copyrights, and trademarks) in and to the results of collaboration that are developed solely by us while CMU owns all of the right, title and interest (including patents, copyrights and trademarks) in and to the results of collaboration that are developed solely by CMU. Our rights to use these patents and employ the inventions claimed in these licensed patents, as well as the exploitation of licensed technology and know-how, are subject to the continuation of, and our compliance with, the terms of our license agreement with CMU. If our license agreement with CMU is terminated, we may not be able to develop, manufacture, market or sell the product candidates covered by our agreement and those being tested or approved in combination with such product. Such an occurrence could materially adversely affect the value of the product candidate being developed under any such agreement.

We may infringe the intellectual property rights of others, which may prevent or delay our product development efforts and stop us from commercializing or increase the costs of commercializing our products or product candidates.

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

Risks Related to Commercializing our Marketed Products, Current Product Candidates and Future Product Candidates, if Approved

We have limited experience as a commercial company and we may not be successful in commercializing our marketed products, our current product candidates or any future product candidates, if and when approved, and we may be unable to generate meaningful product revenue.

We only recently acquired AxBio and in order to successfully commercialize the products we acquired in the AxBio Acquisition, or any of our current product candidates or any future product candidates that may be approved, we must build on our marketing, sales, distribution, managerial and other capabilities or make arrangements with third parties to perform these services, and we may not be successful in doing so.

Factors that may inhibit our efforts to commercialize our products, our current product candidates or any future product candidates, if approved, include:

•	the inability to recruit, train and retain adequate numbers of effective sales and marketing personnel;

•	the inability to supply the market with our products, including manufacturing or distribution challenges we may face;

•	the availability of adequate coverage by and reimbursement from government and third-party payors; and

•	unforeseen costs and expenses associated with creating an independent sales and marketing organization.

If we are unable to successfully market our products, our current product candidates or any future product candidates, if approved, we will not be able to generate operating revenues from such products.

Our commercial success depends upon attaining and maintaining significant market acceptance of our current products, product candidates and future product candidates, if approved, among physicians, patients, healthcare payors and treatment centers.

Our commercial success depends upon maintaining market acceptance of our marketed products and, even if we obtain regulatory approval for our current product candidates or any future product candidates, our products may not gain or maintain market acceptance among physicians, healthcare payors, patients or the medical community, including treatment centers. Market acceptance of any of our current products or product candidates for which we receive approval depends on a number of factors, including:

•	efficacy and safety of such products and product candidates as demonstrated in clinical trials;

•	the clinical indications and patient populations for which the product or product candidate is approved;

•	acceptance by physicians, major treatment centers and patients of the product and product candidates as a safe and effective treatment;

•	the potential and perceived advantages of product or product candidates over alternative treatments;

•	any restrictions on use together with other medications;

•	the prevalence and severity of any side effects;

•	unfavorable product labeling or limitations of use by the FDA or comparable regulatory authorities;

•	the timing of market introduction of our product or product candidates, if approved, as well as competitive products;

•	the development of manufacturing and distribution processes for commercial scale manufacturing for our current products, product candidates and any future product candidates, if approved;

•	the cost of treatment in relation to alternative treatments;

•	the availability of coverage and adequate reimbursement from third-party payors and government authorities;

•	relative convenience and ease of administration; and

•	the effectiveness of sales and marketing efforts for our products and product candidates which are granted regulatory approval.

If we do not maintain market acceptance of our marketed products or if our current product candidates and any future product candidates are approved but fail to achieve market acceptance among physicians, patients, healthcare payors or surgery centers, we will not be able to generate operating revenues, which would compromise our ability to become profitable.

Our products and product candidates, if approved, may become subject to unfavorable pricing regulations or third-party coverage and reimbursement policies, which would harm our business.

In the United States and in other countries, patients who are provided medical treatment for their conditions generally rely on third-party payors to reimburse all or part of the costs associated with their treatment. We believe our success depends on obtaining and maintaining coverage and adequate reimbursement for our products and product candidates, if approved, and the extent to which patients will be willing to pay out-of-pocket for such products. For further discussion on coverage and reimbursement, see the section titled “Business Overview – Government Regulation – Coverage and Reimbursement” in our proxy statement/prospectus filed with the SEC on July 23, 2023.

There is significant uncertainty related to the insurance coverage and reimbursement of newly approved products and coverage may be more limited than the purposes for which the medicine is approved by the FDA or comparable foreign regulatory authorities. In the United States, the principal decisions about reimbursement for new medicines are typically made by the Centers for Medicare & Medicaid Services (“CMS”), an agency within the U.S. Department of Health and Human Services. CMS decides whether and to what extent a new medicine will be covered and reimbursed under Medicare and private payors tend to follow CMS to a substantial degree. Factors payors consider in determining reimbursement are based on whether the product is:

•	a covered benefit under its health plan;

•	safe, effective and medically necessary;

•	appropriate for the specific patient;

•	cost-effective; and neither experimental nor investigational.

There can be no assurance that any of our products or product candidates, if approved for sale in the United States or in other countries, will be considered medically reasonable and necessary and/or cost-effective by third-party payors, that coverage or an adequate level of reimbursement will be available or that reimbursement policies and practices in the United States and in foreign countries where our products are sold will not adversely affect our ability to sell our products or product candidates profitably, even if they are approved for sale.

We are unable to predict what changes will be made to the reimbursement methodologies used by third-party payers in the future. As a result of the continuing evaluation and assessment of these expected payments, our estimates for expected payments could change. We cannot be sure that reimbursement will be available for any product that we commercialize and, if reimbursement is available, the level of such reimbursement. Reimbursement may impact the demand for, or the price of, any product or product candidate for which we obtain marketing approval. Adequate third-party reimbursement might not be available to enable us to maintain price levels sufficient to realize an appropriate return on investment in our products and future product development. If reimbursement is not available or is available only at limited levels, our ability to successfully commercialize any product or product candidate for which we obtain marketing approval may be adversely affected.

In addition, in some foreign countries, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing vary widely from country to country. For example, the European Union provides options for its Member States to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. To obtain reimbursement or pricing approval, some of these countries may require the completion of clinical trials that compare the cost effectiveness of a particular product candidate to currently available therapies. A Member State may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our product candidates. Historically, products launched in the European Union do not follow price structures of the U.S. and generally prices tend to be significantly lower.

Healthcare legislative measures aimed at reducing healthcare costs may have a material adverse effect on our business and results of operations.

The United States and many foreign jurisdictions have enacted or proposed legislative and regulatory changes affecting the healthcare system that could prevent or delay marketing approval of our product candidates or any future product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell a product for which we obtain marketing approval. Changes in applicable laws, rules, and regulations or the interpretation of existing laws, rules, and regulations could impact our business in the future by requiring, for example: (i) changes to our manufacturing arrangements; (ii) additions or modifications to product labeling; (iii) the recall or discontinuation of our products; or (iv) additional record-keeping requirements. If any such changes were to be imposed, they could adversely affect the operation of our business. For further discussion on healthcare reform, see the section titled “Business Overview – Government Regulation – Healthcare Reform” in our proxy statement/prospectus filed with the SEC on July 23, 2023.

The Inflation Reduction Act of 2022 (“IRA”) includes several provisions that may impact our business to varying degrees, including provisions that reduce the out-of-pocket spending cap for Medicare Part D beneficiaries from $7,050 to $2,000 starting in 2025, thereby effectively eliminating the coverage gap; impose new manufacturer financial liability on certain drugs under Medicare Part D, allow the U.S. government to negotiate Medicare Part B and Part D price caps for certain high-cost drugs and biologics without generic or biosimilar competition; require companies to pay rebates to Medicare for certain drug prices that increase faster than inflation; and delay until January 1, 2032 the implementation of the HHS rebate rule that would have limited the fees that pharmacy benefit managers can charge. Further, under the IRA, orphan drugs are exempted from the Medicare drug price negotiation program, but only if they have one orphan designation and for which the only approved indication is for that disease or condition. If a product receives multiple orphan designations or has multiple approved indications, it may not qualify for the orphan drug exemption. The implementation of the IRA is currently subject to ongoing litigation challenging the constitutionality of the IRA’s Medicare drug price negotiation program. The effects of the IRA on our business and the healthcare industry in general is not yet known.

In addition, President Biden has issued multiple executive orders that have sought to reduce prescription drug costs. In February 2023, HHS also issued a proposal in response to an October 2022 executive order from President Biden that includes a proposed prescription drug pricing model that will test whether targeted Medicare payment adjustments will sufficiently incentivize manufacturers to complete confirmatory trials for drugs approved through FDA’s accelerated approval pathway. Although a number of these and other proposed measures may require authorization through additional legislation to become effective, and the Biden administration may reverse or otherwise change these measures, both the Biden administration and Congress have indicated that they will continue to seek new legislative measures to control drug costs.

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

If we do not manage inventory in an effective and efficient manner, it could adversely affect our results of operations.

Many factors affect the efficient use and planning of inventory of certain components and other materials used in our manufacturing processes to manufacture our marketed products, such as effectiveness of predicting demand, effectiveness of preparing manufacturing to meet demand, efficiently meeting product demand requirements and expiration of materials in inventory. We may be unable to manage our inventory efficiently, keep inventory within expected budget goals, keep inventory on hand or manage it efficiently, control expired inventory or keep sufficient inventory of materials to meet product demand due to our dependence on third-party suppliers. Finally, we cannot provide assurances that we can keep inventory costs within our target levels. Failure to do so may harm our long-term growth prospects.

The price and sale of any of our products may be limited by health insurance coverage and government regulation.

Maintaining and growing sales of our products will depend in large part on the availability of adequate coverage and the extent to which third-party payers, including health insurance companies, health maintenance organizations, and government health administration authorities such as the military, Medicare and Medicaid, private insurance plans and managed care programs will pay for the cost of the products and related treatment.

Many private payers in the U.S. use coverage decisions and payment amounts determined by the CMS, as guidelines in setting their coverage and reimbursement policies. Future action by CMS or other government agencies, including the imposition of coverage and reimbursement limitations, may diminish payments to physicians, outpatient centers and/or hospitals for covered services. Additionally, payers may require us to conduct post-marketing studies in order to demonstrate the cost-effectiveness of our products and current and future product candidates to such payers’ satisfaction. Such studies might require us to commit a significant amount of management time and financial and other resources. Our products and future products might not ultimately be considered cost-effective. As a result, we cannot be certain that the procedures performed with our products will be reimbursed at a cost-effective level or reimbursed at all. Furthermore, the healthcare industry in the U.S. has experienced a trend toward cost containment as government and private insurers seek to control healthcare costs by imposing lower payment rates and negotiating reduced contract rates with service providers. Increasingly, third-party payers have attempted to control costs by challenging the prices charged for medical products. Therefore, we cannot be certain that our products will be reimbursed at a cost-effective level. Nor can we be certain that third-party payers using a methodology that sets amounts based on the type of procedure performed, such as those utilized in many privately managed care systems and by Medicare, will view the cost of our products as justified so as to incorporate such costs into the overall cost of the procedure.

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

Risks Related to Our Business Operations

We may experience difficulties integrating our and AxBio’s operations and realizing the expected benefits of the AxBio Acquisition.

On July 26, 2023, we entered into the Merger Agreement with Aztec Merger Sub, Inc. and AxBio, pursuant to which AxBio merged with and into Aztec Merger Sub, Inc., with AxBio being the surviving corporation of the merger and a direct, wholly owned subsidiary of the Company. The AxBio Acquisition closed on August 9, 2023. The success of the AxBio Acquisition will depend in part on our ability to realize the expected operational efficiencies and associated cost synergies and anticipated business opportunities and growth prospects from the AxBio Acquisition in an efficient and effective manner. We may not be able to fully realize the operational efficiencies and associated cost synergies or leverage the potential business opportunities and growth prospects to the extent anticipated or at all.

Challenges associated with the integration may include those related to retaining and motivating executives and other key employees, blending corporate cultures, eliminating duplicative operations, and making necessary modifications to internal control over financial reporting and other policies and procedures in accordance with applicable laws. Some of these factors are outside our control, and any of them could delay or increase the cost of our integration efforts. The integration process could take longer than anticipated and could result in the loss of key employees, the disruption of each company’s ongoing businesses, increased tax costs, inefficiencies and inconsistencies in standards, controls, information technology systems, policies and procedures, any of which could adversely affect our ability to maintain relationships with employees or third parties, or our ability to achieve the anticipated benefits of the transaction, and could harm our financial performance. If we are unable to successfully integrate certain aspects of the operations of AxBio or experience delays, we may incur unanticipated liabilities and be unable to fully realize the potential benefit of future revenue and other anticipated benefits resulting from the arrangement, and our business, results of operations and financial condition could be adversely affected.

In addition, suppliers, vendors, and other third parties with whom we or AxBio do business or otherwise have relationships may experience uncertainty associated with the AxBio Acquisition, and this uncertainty could materially affect their decisions with respect to existing or future business relationships with us following the AxBio Acquisition.

Moreover, the anticipated benefits we expect from the AxBio Acquisition are subject to numerous assumptions, including assumptions derived from our diligence efforts concerning the status of and prospects for the AxBio business and its pipeline assets. We cannot provide any assurances with respect to the accuracy of our assumptions, including our assumptions with respect to future revenues of the AxBio products or assumptions regarding our ability to successfully obtain and maintain regulatory approval, commercialize or complete clinical trials for the acquired assets. There are a variety of risks and uncertainties, some of which are outside of our control, which could cause actual results to differ materially from these anticipated benefits.

There can be no assurance that we will realize the anticipated benefits from the AxBio Acquisition in the anticipated timelines, or at all.

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

As of June 30, 2023, and December 31, 2022 we had cash on hand of $10,243 and $187,664, respectively and a working capital deficit of $4,045,630 and $1,396,312, respectively.

The financial statements of Legacy Carmell included as an exhibit to Amendment No. 1 to the Current Report on Form 8-K, which amendment is being filed with the SEC concurrently with this Quarterly Report, have been prepared on the basis that we will continue as a going concern, which assumes the realization of assets and the satisfaction of liabilities in the normal course of business. Based on our cash balance as of the date of filing these financial statements and taking into account the Business Combination, the AxBio Acquisition and our projected cash needs for the next twelve months, we believe that we may not be able to fund our operations for the next twelve months. Management will need to raise the additional funds through issuing additional shares of common stock or other equity securities or obtaining debt financing. There can be no assurance that any required future financing can be successfully completed on a timely basis, or on terms acceptable to us. Based on these circumstances, management has determined that these conditions raise substantial doubt about our ability to continue as a going concern.

The financial statements have been prepared in conformity with U.S. GAAP, which contemplates continuation of the Company as a going concern and the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have identified a material weakness in our internal control over financial reporting, and the failure to remediate this material weakness may adversely affect our business, investor confidence in the Company, our financial results and the market value of our common stock.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As described in Item 9.A Controls and Procedures of our Annual Report on Form 10-K for the year ended December 31, 2022 and in Item 4 Controls and Procedures of the amendment to our Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2021, management identified errors in our historical financial statements related to the accounting for the Class A common stock subject to redemption. Management also identified errors related to the completeness and accuracy of financial data relating to unrecorded liabilities and deferred underwriting costs incurred as of the consummation of our IPO, and errors related to the overallotment liability, which was not recorded in the three months ended September 30, 2021, or in the audited balance sheet as of July 29, 2021.

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

We have never generated product revenue and have incurred significant losses to date. We expect to continue to incur losses for the foreseeable future and may never be profitable.

Since inception, and prior to the AxBio Acquisition, we have generated no product revenue. For the six months ended June 30, 2023 and 2022, we had a net income (loss) from operations of $893,578 and $(874,516) respectively, and negative cash flows from operations of $177,421 and $194,910, respectively. At June 30, 2023 and December 31, 2022, we had an accumulated deficit of $2,402,891 and $6,018,111, respectively. To date, Legacy Carmell financed its operations primarily through the sale of equity securities and convertible debt and has devoted substantially all of its financial resources and efforts to research and development, including preclinical studies and clinical trials. We anticipate that our expenses will continue to increase over the next several years as we continue these activities. Accordingly, we expect to continue to incur substantial operating losses for the foreseeable future, which may fluctuate significantly from quarter-to-quarter and year-to-year.

To become and remain profitable, we must succeed in realizing the benefits of the AxBio Acquisition and obtaining marketing approval for our other product candidates, and in developing and commercializing additional product candidates that generate operating revenue. We may never succeed in these activities and, even if we do, may never generate revenue that is sufficient to achieve profitability.

Even if we do achieve profitability, we may not be able to sustain or increase profitability. Our failure to become and remain profitable would depress the value of the Company and could impair our ability to maintain our research and development efforts, expand our business, diversify our product offerings or even continue our operations. A decline in the value of the Company could also cause you to lose all or part of your investment.

Maintaining or obtaining acceptance of our formulations or products in the marketplace is uncertain and failure to achieve market acceptance will prevent or delay our ability to generate operating revenues.

Our future financial performance will depend, at least in part, upon the introduction and customer acceptance of our products. Even if approved for marketing by the necessary regulatory authorities, our formulations, products or products candidates may not achieve or maintain market acceptance. The degree of market acceptance will depend upon a number of factors, including:

•	receipt of regulatory approval of marketing claims for the uses that we are developing;

•	establishment and demonstration of the advantages, safety and efficacy of our formulations, products and technologies;

•	pricing and reimbursement policies of government and third-party payers such as insurance companies, health maintenance organizations and other health plan administrators;

•	Our ability to attract corporate partners, including medical device, biotechnology and pharmaceutical companies, to assist in commercializing our products and product candidates; and

•	Our ability to market our product candidates, if approved.

Physicians, patients, payers or the medical community in general may be unwilling to accept, utilize or recommend any of our proposed formulations or product candidates, if approved. If we are unable to obtain and maintain regulatory approval, or successfully commercialize and market our proposed formulations, products or product candidates when planned, we may not achieve or maintain market acceptance or generate operating revenue.

We face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than we do.

We will face competition from numerous medical device, pharmaceutical and biotechnology enterprises, as well as from academic institutions, government agencies and private and public research institutions for our current product and product candidates. We cannot provide any assurances that any other company will not obtain FDA approval for similar products that might adversely affect our ability to develop and market our products, if approved, in the U.S. We are aware that other companies have intellectual property protection and have conducted clinical trials. Our commercial opportunities will be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer side effects or are less expensive than any product or product candidates that we may develop and for which we receive approval. Competition could result in reduced sales and pricing pressure on our current product and product candidates, if approved, which in turn would reduce our ability to generate operating revenues and have a negative impact on our results of operations. In addition, significant delays in the development of our product candidates could allow our competitors to bring products to market before we do and impair our ability to commercialize our product candidates, if approved. The biotechnology industry is intensely competitive and involves a high degree of risk. We compete with other companies that have far greater experience and financial, research and technical resources than us. Potential competitors in the U.S. and worldwide are numerous and include medical device, pharmaceutical and biotechnology companies, educational institutions and research foundations, many of which have substantially greater capital resources, marketing experience, research and development staffs and facilities than ours. Some of our competitors may develop and commercialize products that compete directly with those incorporating our technology or may introduce products to market earlier than our product candidates, if approved, or on a more cost-effective basis. Our competitors compete with us in recruiting and retaining qualified scientific and management personnel as well as in acquiring technologies complementary to our technology. We may face competition with respect to potential efficacy and safety, ease of use and adaptability to various modes of administration, acceptance by physicians, the timing and scope of regulatory approvals, availability of resources, reimbursement coverage, price and patent position, including the potentially dominant patent positions of others. An inability to successfully complete our product development or commercializing our products or product candidates, if approved, could result in our having limited prospects for establishing market share or generating revenue.

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

As of June 30, 2023, we had no employees. Following the closing of the Business Combination and the AxBio Acquisition, we have 26 full-time employees and six part-time employees. We will need to grow the size of our organization in order to support our continued development, commercialization of our products and potential commercialization of our product candidates. As our development and commercialization plans and strategies continue to develop, our need for additional managerial, operational, manufacturing, sales, marketing, financial and other resources may increase. Our management, personnel and systems currently in place may not be adequate to support this future growth. Future growth would impose significant added responsibilities on members of management, including:

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

If our operations expand, we will also need to manage additional relationships with various strategic partners, suppliers and other third parties. Our future financial performance and our ability to commercialize our product candidates and to compete effectively will depend, in part, on our ability to manage any future growth effectively, as well as our ability to develop a sales and marketing force when appropriate for our company. To that end, we must be able to manage our development efforts and preclinical studies and clinical trials effectively and hire, train and integrate additional management, research and development, manufacturing, administrative and sales and marketing personnel. The failure to accomplish any of these tasks could prevent us from successfully growing our company.

Product liability lawsuits against us could cause us to incur substantial liabilities and to limit commercialization of any products that we may develop.

We face an inherent risk of product liability exposure related to the testing of our current product candidates or future product candidates in human clinical trials and will face an even greater risk if we commercially sell any product candidates that we may develop and for which we receive approval. Product liability claims may be brought against us by subjects enrolled in our clinical trials, patients, healthcare providers or others using, administering or selling our product. If we cannot successfully defend ourselves against claims that our product candidates or product caused injuries, we could incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

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

Prior to engaging in future clinical trials, we intend to obtain product liability insurance coverage at a level that we believe is customary for similarly situated companies and adequate to provide us with insurance coverage for foreseeable risks; however, we may be unable to obtain such coverage at a reasonable cost, if at all. If we are able to obtain product liability insurance, we may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise and such insurance may not be adequate to cover all liabilities that we may incur. Furthermore, we intend to expand our insurance coverage for products to include the sale of commercial products if we obtain regulatory approval for our product candidates in development, but we may be unable to obtain commercially reasonable product liability insurance for any products that receive regulatory approval. Large judgments have been awarded in class action lawsuits based on devices that had unanticipated side effects. A successful product liability claim or series of claims brought against us, particularly if judgments exceed our insurance coverage, could decrease our cash and adversely affect our business.

In addition, our business exposes us to the risk of product liability claims that are inherent in the manufacturing, processing and marketing of human tissue products. We may be subject to such claims if our products cause, or appear to have caused, an injury. Claims may be made by patients, healthcare providers or others selling our products. Product liability claims can be expensive to defend (regardless of merit), divert our management’s attention, result in substantial damage awards against us, harm our reputation, and generate adverse publicity, which could result in the withdrawal of, or reduced acceptance of, our products in the market.

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

Our current and future operations may be directly, or indirectly through our relationships with investigators, health care professionals, customers and third-party payors, subject to various U.S. federal and state healthcare laws and regulations. Healthcare providers, physicians and others play a primary role in the recommendation and prescription of any therapies for which we may obtain marketing approval. These laws impact, among other things, our research activities and proposed sales, marketing and education programs and constrain our business and financial arrangements and relationships with third-party payors, healthcare professionals who participate in our clinical research program, healthcare professionals and others who recommend, purchase, or provide our approved therapies, and other parties through which we market, sell and distribute our therapies for which we obtain marketing approval. In addition, we may be subject to patient data privacy and security regulation by both the U.S. federal government and the states in which we conduct our business, along with foreign regulators (including European data protection authorities). Finally, our current and future operations are subject to additional healthcare-related statutory and regulatory requirements and enforcement by foreign regulatory authorities in jurisdictions in which we conduct our business. For further discussion on healthcare laws and other compliance requirements, see the section titled “Business Overview – Government Regulation – Healthcare Laws and Regulations” in our proxy statement/prospectus filed with the SEC on July 23, 2023.

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

Risks Related to Our Common Stock

The price of our common stock may be volatile.

The price of our common stock may fluctuate due to a variety of factors, including:

•	actual or anticipated fluctuations in its quarterly and annual results and those of other public companies in industry;

•	mergers and strategic alliances in the industry in which it operates;

•	market prices and conditions in the industry in which it operates;

•	changes in government regulation;

•	the impact of public health events, such as the COVID-19 pandemic, on our business and operations;

•	rising interest rates and high inflation;

•	potential or actual military conflicts or acts of terrorism;

•	announcements concerning our or our competitors; and

•	the general state of the securities markets.

These market and industry factors may materially reduce the market price of our common stock, regardless of our operating performance.

Reports published by analysts, including projections in those reports that differ from our actual results, could adversely affect the price and trading volume of our common stock.

We currently expect that securities research analysts will establish and publish their own periodic projections for the business of the Company. These projections may vary widely and may not accurately predict the results we actually achieve. Our stock price may decline if its actual results do not match the projections of these securities research analysts. Similarly, if one or more of the analysts who write reports on the Company downgrades our stock or publishes inaccurate or unfavorable research about our business, our stock price could decline. If one or more of these analysts ceases coverage of the Company or fails to publish reports on us regularly, our stock price or trading volume could decline. While we expect research analyst coverage following the Business Combination, if no analysts commence coverage of the Company, the trading price and volume for our common stock could be adversely affected.

We may issue additional shares of common stock or other equity securities without your approval, which would dilute your ownership interests and may depress the market price of our common stock.

We have warrants outstanding to purchase up to an aggregate of 4,637,855 shares of our common stock. Under our 2023 Long-Term Incentive Plan, which became effective as of the consummation of the Business Combination (the “2023 Plan”), we also have the ability to issue a number of shares equal to 4% of the shares of our common stock issued and outstanding immediately after the closing of the Business Combination. In addition, such aggregate number of shares under the 2023 Plan will automatically increase on January 1 of each year commencing January 1, 2024, in an amount equal to 4%, of the number of shares of our capital stock outstanding on December 31 of the preceding year, unless our board of directors acts prior to January 1 of a given year to provide that the increase for such year will be a lesser number. We may also issue additional shares of common stock or other equity securities of equal or senior rank in the future in connection with, among other things, future acquisitions or repayment of outstanding indebtedness, without stockholder approval, in a number of circumstances.

Our issuance of additional shares of common stock or other equity securities of equal or senior rank would have the following effects:

•	Our existing stockholders’ proportionate ownership interest in the Company will decrease;

•	the amount of cash available per share, including for payment of dividends in the future, may decrease;

•	the relative voting strength of each previously outstanding share of common stock may be diminished; and

•	the market price of our shares of common stock may decline.

The obligations associated with being a public company involve significant expenses and will require significant resources and management attention, which may divert from our business operations.

As a public company, we are subject to the reporting requirements of the Exchange Act and the Sarbanes-Oxley Act. The Exchange Act requires the filing of annual, quarterly and current reports with respect to a public company’s business and financial condition. The Sarbanes-Oxley Act requires, among other things, that a public company establish and maintain effective internal control over financial reporting. As a result, we incur significant legal, accounting and other expenses that we did not previously incur. Our entire management team and many of our other employees will need to devote substantial time to compliance.

These rules and regulations will result in the Company incurring substantial legal and financial compliance costs and will make some activities more time-consuming and costly. For example, these rules and regulations will likely make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be difficult for us to attract and retain qualified people to serve on our board of directors, our board committees or as executive officers.

We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors and it may make it more difficult to compare performance with other public companies.

We are an emerging growth company as defined in the JOBS Act, and we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. Investors may find our common stock less attractive because we will continue to rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock, and the stock price may be more volatile.

An emerging growth company may elect to delay the adoption of new or revised accounting standards. With ALPA making this election, Section 102(b)(2) of the JOBS Act allows the Company to delay adoption of new or revised accounting standards until those standards apply to non-public business entities. As a result, the financial statements accompanying this Quarterly Report and those that we will file in the future may not be comparable to companies that comply with public business entities revised accounting standards effective dates.

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud. As a result, stockholders could lose confidence in our financial and other public reporting, which would harm our business and the trading price of our common stock.

Effective internal control over financial reporting is necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations. In addition, any testing by us conducted in connection with Section 404 of the Sarbanes-Oxley Act, or any subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our financial statements or identify other areas for further attention or improvement. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

We are required to disclose changes made in our internal controls and procedures on a quarterly basis and our management will be required to assess the effectiveness of these controls annually. However, for as long as we are an emerging growth company under the JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act. We could be an emerging growth company for up to five years from the last day of the fiscal year of the IPO. An independent assessment of the effectiveness of our internal control over financial reporting could detect problems that our management’s assessment might not. Undetected material weaknesses in our internal control over financial reporting could lead to financial statement restatements and require us to incur the expense of remediation.

Our Amended and Restated Certificate of Incorporation (the “Charter”) will designate a state or federal court located within the State of Delaware as the exclusive forum for substantially all disputes between the Company and its stockholders.

The Charter, which became effective upon the closing of the Business Combination, provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for (i) any derivative action or proceeding brought on behalf of the Company, (ii) any action asserting a claim of breach of a fiduciary duty owed by any current or former director, officer, employees or agent of the Company to the Company or its stockholders, (iii) any action or proceeding asserting a claim against the Company arising pursuant to any provision of the Delaware General Corporation Law (the “DGCL”), or the Charter or our Amended and Restated Bylaws (iv) any action or proceeding asserting a claim as to which the DGCL confers jurisdiction upon the Court of Chancery of the State of Delaware or (v) any action asserting a claim that is governed by the internal affairs doctrine shall be the Court of Chancery of the State of Delaware (or, if the Court of Chancery does not have jurisdiction, the federal district court for the District of Delaware), in all cases subject to the court having jurisdiction over indispensable parties named as defendants.

If a suit is brought outside of Delaware, the stockholder bringing the suit will be deemed to have consented to service of process on such stockholder’s counsel, subject to certain exceptions. This provision also does not apply for any claims made under the Securities Act and the rules and regulations issued thereunder, for which the Court of Chancery and the U.S. federal courts shall have concurrent jurisdiction. This exclusive-forum provision does not apply to any claims arising under the Exchange Act.

This exclusive-forum provision may limit a stockholder’s ability to bring a claim in a judicial forum of its choosing for disputes with the Company or its directors, officers, or other employees, which may discourage lawsuits against the Company and its directors, officers, and other employees. If a court were to find the exclusive-forum provision to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving the dispute in other jurisdictions, which could harm our results of operations.

We incurred significant transaction and transition costs in connection with the Business Combination and the AxBio Acquisition.

We have incurred and expect to incur significant, non-recurring costs in connection with consummating the Business Combination and the AxBio Acquisition and operating as a public company following the consummation of the Business Combination. We may also incur additional costs to retain key employees. Certain transaction expenses incurred in connection with the Business Combination and the AxBio Acquisition, including all legal, accounting, consulting, investment banking and other fees, expenses and costs, were also paid by the Company.

We will not have any right to make damage claims against Legacy Carmell or Legacy Carmell’s stockholders for the breach of any representation, warranty or covenant made by Legacy Carmell in the Business Combination Agreement.

The Business Combination Agreement provides that all of the representations, warranties and covenants of the parties contained therein shall not survive the closing of the Business Combination, except for those covenants that by their terms apply or are to be performed in whole or in part after the Closing Date, and then only with respect to breaches occurring after the Closing Date. Accordingly, there are no remedies available to the parties with respect to any breach of the representations, warranties, covenants or agreements of the parties to the Business Combination Agreement after the Closing Date, except for covenants to be performed in whole or in part after the Closing Date. As a result, we will have no remedy available to us if the Business Combination is consummated and it is later revealed that there was a breach of any of the representations, warranties and covenants made by Legacy Carmell at the time of the Business Combination.

Following the closing of the Business Combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and stock price, which could cause you to lose some or all of your investment.

Although ALPA conducted due diligence on Legacy Carmell, we cannot assure you that this diligence revealed all material issues that may be present in Legacy Carmell’s business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of our control will not later arise. As a result, after the closing of the Business Combination, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and may not have an immediate impact on our liquidity, the fact that we may have charges of this nature could contribute to negative market perceptions about our securities. In addition, charges of this nature may cause us to be unable to obtain future financing on favorable terms or at all. Accordingly, any stockholder who chose to remain a stockholder of the Company following the Business Combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by ALPA’s officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation relating to the Business Combination contained an actionable material misstatement or material omission.

We are subject to certain risks related to our Forward Purchase Agreement, which could have a material adverse effect on the price of our common stock and our business, financial condition and results of operations.

On July 9, 2023, ALPA and each of Meteora Special Opportunity Fund I, LP (“MSOF”), Meteora Capital Partners, LP (“MCP”) and Meteora Select Trading Opportunities Master, LP (“MSTO”) (with MCP, MSOF, and MSTO collectively as “Seller”) entered into a forward purchase agreement (the “Forward Purchase Agreement”) for an OTC Equity Prepaid Forward Transaction. The primary purpose of entering into the Forward Purchase Agreement was to help ensure the Business Combination would be consummated. Pursuant to the terms of the Forward Purchase Agreement, the Sellers were entitled to purchase a certain number of shares of our common stock before the closing of the Business Combination (such shares, the “Recycled Shares”), with the remaining shares to be purchased from the Company following the Business Combination. The Forward Purchase Agreement provides for the Sellers to be paid directly in cash from the Trust Account following the Closing Date. The Sellers may, in their discretion, sell in the open market any or all of the Recycled Shares they purchase (the “Terminated Shares”). The

Company is entitled to proceeds from sales of Terminated Shares equal to the number of Terminated Shares multiplied by the reset price (the “Reset Price”). The Reset Price shall initially be $11.50 and shall be adjusted on the first scheduled trading day of every week commencing with the first week following the seventh day after the closing of the Business Combination to be the lowest of (a) the then-current Reset Price, and (b) the volume weighted average price of the shares of our common stock of the prior week; provided that the Reset Price shall be no lower than $11.50.

There is no guarantee that the trading price of our common stock will equal or exceed the current Reset Price, or that the future trading price of our common stock may equal or exceed the Reset Price in subsequent applicable periods. In such a case, the Sellers may not sell Terminated Shares, in which case we will not be able to receive any cash proceeds from the Forward Purchase Agreement. In addition, if the Sellers decide to sell their shares into the market, it may cause the trading price of our common stock to decline significantly.

Our outstanding warrants are exercisable for our common stock, which will increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.

The warrants issued and sold as part of the units in our IPO (the “Warrants”) are exercisable for an aggregate of 3,976,997 shares of our common stock in accordance with the terms of the warrant agreement between Continental, as warrant agent, and the Company (the “Warrant Agreement”). These Warrants became exercisable 30 days after the completion of the Business Combination. The exercise price of these Warrants is $11.50 per share. To the extent such Warrants are exercised, additional shares of our common stock will be issued, which will result in dilution to the holders of our common stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market or the fact that such Warrants may be exercised could adversely affect the market price of our common stock. However, there is no guarantee that the Warrants will ever be in the money prior to their expiration, and as such, the Warrants may expire worthless.

Our outstanding Warrants may never be in the money, and they may expire worthless, and the terms of the Warrants may be amended in a manner adverse to a holder if holders of at least 50% of the then outstanding Warrants approve of such amendment.

The Warrants were issued in registered form under the Warrant Agreement. The warrant agreement provides that the terms of the Warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision or correct any mistake, but requires the approval by the holders of at least 50% of the then-outstanding Warrants to make any change that adversely affects the interests of the registered holders of Warrants. Accordingly, we may amend the terms of the Warrants in a manner adverse to a holder if holders of at least 50% of the then-outstanding Warrants approve of such amendment and, solely with respect to any amendment to the terms of the Warrants sold as part of the units in the private placement (the “Private Placement Warrants”) concurrent with our IPO, or any provision of the warrant agreement with respect to the Private Placement Warrants, holders of at least 50% of the number of the then outstanding Private Placement Warrants. Although our ability to amend the terms of the Warrants with the consent of at least 50% of the then-outstanding Warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the Warrants, convert the Warrants into cash, shorten the exercise period or decrease the number of shares of our common stock purchasable upon exercise of a Warrant.

We may redeem your unexpired Warrants prior to their exercise at a time that is disadvantageous to you, thereby making your Warrants worthless.

We have the ability to redeem outstanding Warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per Warrant, provided that the last reported sales price of our common stock equals or exceeds $18.00 per share (as adjusted for share subdivisions, share dividends, rights issuances, subdivisions, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date we send the notice of redemption to the holders thereof. As of June 30, 2023, the price per share of our common stock was $10.32, therefore, considerable appreciation in the stock price will be required post-closing of the Business Combination in order for the Warrants to become redeemable. If and when the Warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding Warrants could force you to: (i) exercise your Warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so; (ii) sell your Warrants at the then-current market price when you might otherwise wish to hold your Warrants; or (iii) accept the nominal redemption price which, at the time the outstanding Warrants are called for redemption, is likely to be substantially less than the market value of your Warrants.

The value received upon exercise of the Warrants (1) may be less than the value the holders would have received if they had exercised their Warrants at a later time where the underlying share price is higher and (2) may not compensate the holders for the value of the Warrants.

The Private Placement Warrants are not subject to the same risk of redemption as the Warrants as the Private Placement Warrants are not redeemable so long as they are held by the Sponsor or its permitted transferees. If the Private Placement Warrants are held by holders other than the Sponsor or its permitted transferees, the Private Placement Warrants will be redeemable by us.

We have no obligation to notify holders of the warrants that they have become eligible for redemption. However, pursuant to the Warrant Agreement, in the event we decide to redeem the warrants, we are required to mail notice of such redemption to the registered warrant holders not less than 30 days prior to the redemption date.

Public stockholders who redeemed their shares of our common stock may continue to hold any Warrants they own, which will result in additional dilution to non-redeeming holders upon exercise of the Warrants.

Public stockholders who redeemed their common shares may continue to hold any Warrants they owned prior to redemption, which results in additional dilution to non-redeeming holders upon exercise of such Warrants. As a result, the redeeming public stockholders would recoup their entire investment and continue to hold Warrants, while non-redeeming public stockholders would suffer additional dilution in their percentage ownership and voting interest of the Company upon exercise of the Warrants held by redeeming public stockholders.

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

Although we regained compliance with the Minimum Public Holders Rule at the Closing Date, we cannot be certain that we will continue to meet Nasdaq’s continued listing requirements in the future.

If Nasdaq delists our securities from trading on its exchange, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our securities;

•	reduced liquidity with respect to our securities;

•

a determination that our shares are “penny stock” which will require brokers trading in our shares to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our securities;

•	a limited amount of news and analyst coverage for us; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

Use of Proceeds from our Initial Public Offering

Of the gross proceeds received from the IPO and the partial exercise of the option to purchase additional Units, $154,441,030 were placed in the Trust Account. The net proceeds of the IPO were applied to fund the Business Combination and related expenses.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description

2.1†	Business Combination Agreement, dated as of January 4, 2023, by and among Alpha Healthcare Acquisition Corp. III, Candy Merger Sub, Inc. and Carmell Therapeutics Corporation (incorporated by reference to Annex A to the proxy statement/prospectus contained in the Registrant’s Registration Statement on S-4/A, filed with the SEC on June 23, 2023).

2.2†	Agreement and Plan of Merger, by and among Carmell Corporation, Aztec Merger Sub, Inc. and Axolotl Biologix, Inc., dated July 26, 2023 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on August 1, 2023).

2.3†	First Amendment to Agreement and Plan of Merger, by and among Carmell Therapeutics Corporation, Aztec Merger Sub, Inc. and Axolotl Biologix, Inc., dated August 9, 2023 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on August 14, 2023).

3.1	Third Amended and Restated Certificate of Incorporation of Carmell Therapeutics Corporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 20, 2023).

3.2	Amendment to Third Amended and Restated Certificate of Incorporation of Carmell Corporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on August 1, 2023).

3.3	Bylaws of Carmell Therapeutics Corporation (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 20, 2023).

4.1	Warrant Agreement, dated July 26, 2021, between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 29, 2021).

4.2	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Voting Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on August 14, 2023).

10.1+	2023 Equity Incentive Plan of Carmell Therapeutics Corporation (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on S-4/A, filed with the SEC on June 23, 2023).

10.2	Letter of Intent by and between ALPA and the Investor related to Equity Line of Credit, dated as of May 5, 2023 (incorporated by reference to Exhibit 10.32 to the Registrant’s Registration Statement on Form S-4/A, filed with the SEC on May 26, 2023).

10.3	Form of Common Stock Purchase Agreement by and between ALPA, Carmell Therapeutics Corporation and the investor named therein (incorporated by reference to Exhibit 10.33 to the Registrant’s Registration Statement on Form S-4/A, filed with the SEC on June 8, 2023).

10.4	Forward Purchase Agreement, dated July 9, 2023 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 10, 2023).

10.5	Non-Redemption Agreement, dated July 9, 2023 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 10, 2023).

10.6*†	Investor Rights and Lock-Up Agreement.

10.7*	Form of Indemnification Agreement.

31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934.

32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**

This certification will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, except to the extent specifically incorporated by reference into such filing.

+	Indicates management contract or compensatory plan.
†

Annexes, schedules and exhibits to this Exhibit omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized on this 14th day of August, 2023.

ALPHA HEALTHCARE ACQUISITION CORP. III

By:	/s/ Rajiv Shukla
Name: Rajiv Shukla
Title: Executive Chairman

ALPHA HEALTHCARE ACQUISITION CORP. III

By:	/s/ Bryan Cassaday
Name: Bryan Cassaday
Title: Chief Financial Officer