Form 10-Q
period 2023-09-30
Carmell Corp
filed 2023-11-15
CIK 1842939

ROC

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-40228

CARMELL CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Delaware	86-1645738
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2403 Sidney Street, Suite 300 Pittsburgh, Pennsylvania	15203
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (919) 313-9633

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	CTCX	The Nasdaq Stock Market LLC
Redeemable Warrants, each whole warrant exercisable for one share of Common Stock at an exercise price of $11.50	CTCXW	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 14, 2023, the registrant had 23,081,642 shares of common stock, $0.0001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

CARMELL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2023	2022
	(Unaudited)
ASSETS
Current Assets:
Cash	$7,968,502	$128,149
Accounts receivable, net	14,404,800	—
Prepaid expenses	1,311,593	55,069
Inventories	9,808,235	—
Forward purchase agreement	5,376,139	—
Deferred offering costs	—	394,147
Other current assets	—	28,175
Total Current Assets	38,869,269	605,540
Property and equipment, net of accumulated depreciation of $772,028 and $530,116, respectively	289,800	254,974
Operating lease right of use asset	865,006	859,331
Intangible assets, net of accumulated amortization of $444,403 and $42,044, respectively	22,886,343	28,702
Goodwill	19,313,527	—
Total Assets	$82,223,945	$1,748,547
LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$17,790,349	$2,138,732
Accrued interest	1,308,641	477,720
Accrued interest - related parties	98,982	—
Accrued expenses and other liabilities	2,307,797	944,573
Loans payable	1,720,766	—
Loans payable, related party	5,610,000	—
Operating lease liability	140,825	129,502
Deferred consideration payable	8,000,000	—
Income taxes payable	732,567	—
Convertible notes payable	—	2,777,778
Derivative liabilities	—	826,980
Total Current Liabilities	37,709,927	7,295,285
Long-term Liabilities:
Loans payable, net of current portion	1,498,000
Operating lease liability, net of current portion	741,186	827,728
Earnout liabilities	13,520,385
Deferred tax liabilities	7,836,876
Total Liabilities	61,306,374	8,123,013
Commitments and Contingencies (see Note 9)
Mezzanine Equity
Series C-1 Preferred Stock, $0.001 par value; -0- and 3,436,863 shares authorized; -0- and 426,732 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	—	772,028
Series C-2 Preferred Stock, $0.001 par value; -0- and 6,011,960 shares authorized; -0- and 5,857,512 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	—	15,904,275
Series B Preferred stock, $0.001 par value; -0- and 2,893,515 shares authorized; -0- and 2,824,881 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	—	7,025,434
Series A Preferred stock, $0.001 par value; -0- and 2,010,728 shares authorized, issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	—	7,714,336
Stockholders’ Equity (Deficit):
Series A convertible voting preferred stock, $0.001 par value; 4,243 and -0- shares authorized, issued and outstanding at September 30, 2023, and December 31, 2022, respectively	1	0
Common stock, $0.0001 and $.001 par value, 250,000,000 and 240,000,000 shares authorized, and 23,081,642, and 894,318 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	2,308	894
Additional paid-in capital	82,576,012	4,590,858
Accumulated deficit	(61,660,750)	(42,382,291)
Total Stockholders’ Equity (Deficit)	20,917,571	(37,790,539)
Total Liabilities, Mezzanine Equity and Stockholders’ Equity (Deficit)	$82,223,945	$1,748,547

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARMELL CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue	$3,728,816	$—	$3,728,816	$—
Cost of revenue	1,543,826	—	1,543,826	—
Gross profit	2,184,990	—	2,184,990	—
Operating expenses:
Research and development	1,671,906	570,935	3,235,888	1,554,602
Selling and marketing	3,069,520	—	3,069,520	—
General and administrative	1,425,180	257,369	2,573,082	1,094,399
Depreciation and amortization of intangible assets	429,477	23,619	479,848	70,638
Restructuring charges	726,280	—	726,280	—
Total operating expenses	7,322,363	851,923	10,084,618	2,719,639
Loss from operations	(5,137,373)	(851,923)	(7,899,628)	(2,719,639)
Other income (expense):
Other income	3,683	9	37,763	10,883
Interest expense, related party	(65,629)	(52,471)	(65,629)	(52,471)
Interest expense	(317,874)	(833,477)	(848,908)	(1,325,241)
Amortization of debt discount	(14,179)	(606,420)	(22,479)	(2,044,241)
Loss on forward purchase agreement	(10,592,442)	—	(10,592,442)	—
Change in fair value of earnout liability	(38,093)	—	(38,093)	—
Change in fair value of derivative liabilities	4,697,138	(2,658,328)	826,980	1,259,287
Loss on debt extinguishment	—	(1,064,692)	—	(1,064,692)
Total other income (expense)	(6,327,396)	(5,215,379)	(10,702,808)	(3,216,475)
Loss before provision for income taxes	(11,464,769)	(6,067,302)	(18,602,436)	(5,936,114)
Provision for income taxes	—	—	—	—
Net loss	(11,464,769)	(6,067,302)	(18,602,436)	(5,936,114)
Dividends on Series A, Series C-1, and C-2 preferred stock	(49,378)	(94,190)	(676,023)	(248,152)
Net loss attributable to common stockholders	$(11,514,147)	$(6,161,492)	$(19,278,459)	$(6,184,266)
Net loss per common share - basic and diluted	$(0.62)	$(6.74)	$(2.81)	$(3.74)
Weighted average of common shares outstanding - basic and diluted	18,629,730	913,655	6,871,258	1,651,593

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARMELL CORPORATION

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the Three and Nine Months Ended September 30, 2023 and 2022

(Unaudited)

	Series A Preferred Stock		Common Stock		Treasury Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at June 30, 2023	—	$—	908,795	$908	—	$—	$5,039,314	$(50,146,603)	$(45,106,381)
Accrued Series A preferred stock dividend	—	—	—	—	—	—	—	(12,655)	(12,655)
Accrued Series C-1 preferred stock dividend	—	—	—	—	—	—	—	(2,912)	(2,912)
Accrued Series C-2 preferred stock dividend	—	—	—	—	—	—	—	(33,811)	(33,811)
Exercise of common stock options	—	—	8,943	—	—	—	15,195	—	15,195
Stock-based compensation expense	—	—	—	—	—	—	237,760	—	237,760
Common stock issued to convertible noteholder at the Merger	—	—	25,000	3	—	—	249,997	—	250,000
Business Combination with Alpha, net of transaction costs	—	—	18,302,510	1,013	—	—	55,381,342		55,382,355
Common and Series A Preferred stock issued in conjunction with the AxBio Acquisition	4,243	1	3,845,337	385	—	—	21,652,404	—	21,652,790
Net loss	—	—	—	—	—	—	—	(11,464,769)	(11,464,769)
Balance at September 30, 2023	4,243	1	23,090,585	2,308	—	—	82,576,012	(61,660,750)	20,917,571

Balance at June 30, 2022	—	$—	1,803,045	$1,803	—	$—	$3,973,650	$(32,797,230)	$(28,821,777)
Accrued Series A preferred stock dividend	—	—	—	—	—	—	—	(76,980)	(76,980)
Accrued Series C-1 preferred stock dividend	—	—	—	—	—	—	—	(304)	(304)
Accrued Series C-2 preferred stock dividend	—	—	—	—	—	—	—	(16,906)	(16,906)
Exercise of common stock warrants	—	—	9,321	9	—	—	16,650	—	16,659
Warrants issued in connection with Series C-1 preferred stock	—	—	—	—	—	—	92,055	—	92,055
Repurchase of common stock	—	—	—	—	930,225	(1,511)	—	—	(1,511)
Cancellation of common stock	—	—	(930,225)	(930)	(930,225)	1,511	(581)	—	—
Stock-based compensation expense	—	—	—	—	—	—	106,951	—	106,951
Net loss	—	—	—	—	—	—	—	(6,067,302)	(6,067,302)
Balance at September 30, 2022	—	—	882,141	882	—	—	4,188,725	(38,958,722)	(34,769,115)

Balance at January 1, 2023	—	$—	894,318	$894	—	$—	$4,590,858	$(42,382,291)	$(37,790,539)
Accrued Series A preferred stock dividend	—	—	—	—	—	—	—	(164,510)	(164,510)
Accrued Series C-1 preferred stock dividend	—	—	—	—	—	—	—	(40,551)	(40,551)
Accrued Series C-2 preferred stock dividend	—	—	—	—	—	—	—	(470,962)	(470,962)
Exercise of common stock options	—	—	23,420	14	—	—	41,050	—	41,064
Warrants issued in connection with notes	—	—	—	—	—	—	55,062	—	55,062
Common stock issued to convertible noteholder at the Merger	—	—	25,000	3	—	—	249,997	—	250,000
Business Combination with Alpha, net of transaction costs	—	—	18,302,510	1,013	—	—	55,381,342	—	55,382,355
Common and Series A Preferred stock issued in conjunction with the AxBio Acquisition	4,243	1	3,845,337	385	—	—	21,652,404	—	21,652,790
Stock-based compensation expense	—	—	—	—	—	—	605,299	—	605,299
Net loss	—	—	—	—	—	—	—	(18,602,436)	(18,602,436)
Balance at September 30, 2023	4,243	1	23,090,585	2,308	—	—	82,576,012	(61,660,750)	20,917,571

Balance at January 1, 2022	—	$—	2,272,111	$2,272	—	$—	$3,195,138	$(32,774,456)	$(29,577,046)
Accrued Series A preferred stock dividend	—	—	—	—	—	—	—	(230,942)	(230,942)
Accrued Series C-1 preferred stock dividend	—	—	—	—	—	—	—	(304)	(304)
Accrued Series C-2 preferred stock dividend	—	—	—	—	—	—	—	(16,906)	(16,906)
Issuance of common stock for service	—	—	12,534	13	—	—	26,464	—	26,477
Exercise of common stock purchase warrants	—	—	9,321	9	—	—	16,650	—	16,659
Warrants issued in connection with notes	—	—	—	—	—	—	409,483	—	409,483
Warrants issued in connection with Series C-1 Preferred Stock	—	—	—	—	—	—	92,055	—	92,055
Repurchase of common stock	—	—	—	—	1,411,825	(2,294)	—	—	(2,294)
Cancellation of common stock	—	—	(1,411,825)	(1,412)	(1,411,825)	2,294	(882)	—	—
Stock-based compensation expense	—	—	—	—	—	—	449,817	—	449,817
Net loss	—	—	—	—	—	—	—	(5,936,114)	(5,936,114)
Balance at September 30, 2022	—	—	882,141	882	—	—	4,188,725	(38,958,722)	(34,769,115)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARMELL CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(18,602,436)	$(5,936,114)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	605,299	476,294
Depreciation and amortization of intangible assets	479,848	70,638
Amortization of right of use assets	(5,675)	112,331
Amortization of debt discount	22,479	2,044,241
Change in fair value of forward purchase agreement	10,592,442	—
Change in fair value of earnout liability	38,093	—
Change in fair value of derivative liabilities	(826,980)	(1,259,287)
Non-cash interest expense	250,000	—
Loss on extinguishment of debt	—	1,064,692
Interest recognized upon default	—	555,556
Changes in operating assets and liabilities:
Accounts receivable	3,891,200	—
Prepaid expenses	(1,039,646)	(11,888)
Inventories	1,606,890	—
Other current assets	28,184	(18,175)
Accounts payable	(1,464,049)	957,688
Accrued expenses and other liabilities	(2,111,480)	729,592
Lease liability	(75,219)	(94,045)
Accrued interest - related and third-party	1,831,014	178,938
Income tax payable	(423,754)	—
Net cash used in operating activities	(5,203,790)	(1,129,539)
Cash flows from investing activities:
Purchases of property and equipment	(30,470)	(3,579)
Cash acquired in AxBio Acquisition	662,997	—
Net cash provided by (used in) investing activities	632,527	(3,579)
Cash flows from financing activities:
Gross proceeds from Business Combination	31,050,882	—
Transaction costs paid in connection with the Business Combination	(248,174)	—
Cash transferred in connection with Forward Purchase Agreement	(17,535,632)	—
Proceeds from common stock option exercises	41,064	—
Proceeds from issuance of loans and related warrants	2,197,140	—
Payment of loans	(443,791)	—
Payment of convertible notes	(2,649,873)	—
Proceeds from convertible notes	—	2,745,974
Issuance of Series C-1 preferred stock	—	226,817
Repurchase of common stock	—	(2,294)
Payment of debt financing fee	—	(382,222)
Payment of offering costs	—	(1,561,285)
Proceeds from warrant exercise	—	104,641
Net cash provided by financing activities	12,411,616	1,131,631
Net increase (decrease) in cash	7,840,353	(1,487)
Cash - beginning of the period	128,149	12,362
Cash - end of the period	$7,968,502	$10,875
Supplemental cash flow information:
Interest paid	$11,367	$92,593
Income tax paid	$423,754	$—
Non-cash financing activity:
Net assets acquired in AxBio Acquisition	$42,472,084	$—
Earnout liability and deferred consideration payable in connection with AxBio Acquisition	$21,482,292	$—
Issuance of Series A preferred stock and common stock in connection with AxBio Acquisition	$21,652,789	$—
Accrued Series A preferred stock dividends	$164,510	$230,943
Accrued Series C-1 preferred stock dividends	$40,551	$304
Accrued Series C-2 preferred stock dividends	$470,962	$16,906
Debt discount recorded in connection with loans payable	$55,062	$—
Unpaid transaction costs incurred in connection with the business combination	$1,186,219	$—
Unpaid liabilities assumed in connection with Business Combination	$6,179,562	$—
Conversion of common stock and preferred stock in connection with the Business Combination	$32,093,004	$—
Conversion of convertible notes and accrued notes to Series C-2 preferred stock	$—	$15,665,172
Warrants issued in connection with convertible notes	$—	$409,483
Warrants issued in connection with Series C-1 preferred stock	$—	$92,055
Initial recognition of derivative liabilities	$—	$1,321,860

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARMELL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — NATURE OF THE ORGANIZATION AND BUSINESS

Carmell Corporation (“Carmell” or the “Company”) is a commercial-stage regenerative care company with a focus on using human biomaterials for aesthetic and medical care and has operations in Pittsburgh, Pennsylvania and Flagstaff, Arizona. The Company’s commercial product is a human amnion allograft that can be used as a structural barrier for diabetic foot ulcers, venous ulcers, recovery from MOHS surgery, and dental, endodontic, oral maxillofacial, and periodontal procedures. The Company's research and development pipeline includes several innovative aesthetic, epithelial and bone products under development. The Company operates as a single segment, and all of its operations are located in the United States.

Business Combination

On July 14, 2023 (the “Closing Date”), Alpha Healthcare Acquisition Corp. III, a Delaware corporation and the predecessor company (“Alpha”), consummated the business combination (the “Business Combination”) pursuant to the terms of the Business Combination Agreement, dated as of January 4, 2023 (the “Business Combination Agreement”), by and among Alpha, Candy Merger Sub, Inc., a Delaware corporation (“Merger Sub”) and Carmell Therapeutics Corporation, a Delaware corporation (“Legacy Carmell”). Pursuant to the Business Combination Agreement, on the Closing Date, (i) Alpha changed its name to “Carmell Therapeutics Corporation” and Legacy Carmell changed its name to “Carmell Regen Med Corporation”, and (ii) Merger Sub merged with and into Legacy Carmell, with Legacy Carmell as the surviving company in the Business Combination. After giving effect to the Business Combination, Legacy Carmell became a wholly owned subsidiary of the Company. Subsequently, on August 1, 2023, the Company filed an amendment to its Certificate of Incorporation with the Delaware Secretary of State to change its name to “Carmell Corporation.”

Pursuant to the Business Combination Agreement, at the effective time of the Business Combination (the “Effective Time”), (i) each outstanding share of common stock of Legacy Carmell (the “Legacy Carmell common stock”) was converted into the right to receive a number of shares of common stock, par value $0.0001 per share, of the Company (the “Common Stock”) equal to the applicable Exchange Ratio (as defined below); (ii) each outstanding share of preferred stock of Legacy Carmell was converted into the right to receive the aggregate number of shares of Common Stock that would be issued upon conversion of the underlying Legacy Carmell common stock, multiplied by the applicable Exchange Ratio; (iii) each outstanding option and warrant to purchase Legacy Carmell common stock was converted into an option or warrant, as applicable, to purchase a number of shares of Common Stock equal to the number of shares of Legacy Carmell common stock subject to such option or warrant multiplied by the applicable Exchange Ratio; and (iv) each outstanding share of Alpha Class A common stock and each share of Alpha Class B common stock was converted into one share of Common Stock. As of the Closing Date, the Exchange Ratio with respect to Legacy Carmell common stock was 0.06154 and the Exchange Ratio with respect to each other outstanding derivative equity security of Legacy Carmell was between 0.06684 and 0.10070.

On July 11, 2023, the record date for the Special Meeting of stockholders to approve the Business Combination (the “Special Meeting”), there were 19,305,129 shares of Alpha’s common stock, par value $0.0001 per share, issued and outstanding, consisting of (i) 15,444,103 public shares of Class A common stock and (ii) 3,861,026 shares of Class B common stock held by the Sponsor. In addition, on the closing date of Alpha’s initial public offering (“IPO”), Alpha had issued 455,000 warrants to purchase Class A common stock to AHAC Sponsor III LLC, its sponsor (the “Sponsor”), in a private placement (the “Private Placement Warrants”). Prior to the Special Meeting, holders of 12,586,223 shares of Alpha Class A common stock included in the units issued in Alpha’s IPO (excluding 1,705,959 shares of the common stock purchased by Meteora (as defined below) directly from the redeeming stockholders under the Forward Purchase Agreement (as defined below)) exercised their right to redeem those shares for cash at a price of approximately $10.28 per share (net of the withholding for federal and franchise tax liabilities), for an aggregate of approximately $29,374,372. The per share redemption price was paid out of Alpha’s trust account (the “Trust Account”), which, after taking into account the redemptions, but before any transaction expense, had a balance at the Closing Date of $29,376,282.

On July 17, 2023, the common stock and warrants of the Company commenced trading on the Nasdaq Capital Market under the ticker symbols “CTCX” and “CTCXW”, respectively.

In connection with the consummation of the Business Combination, nine new directors were elected to the Company’s board of directors.

The Business Combination was accounted for as a reverse recapitalization in accordance with accounting principles generally accepted in the Unites States ("GAAP"), and under this method of accounting, Alpha was treated as the acquired company for financial reporting purposes and Legacy Carmell was treated as the accounting acquirer. Operations prior to the Business Combination are those of Legacy Carmell. Unless otherwise noted, the Company has retroactively adjusted all common and preferred share and related share price information to give effect to the Exchange Ratio established in the Business Combination Agreement.

Forward Purchase Agreement

On July 9, 2023, Alpha and each of Meteora Special Opportunity Fund I, LP (“MSOF”), Meteora Capital Partners, LP (“MCP”) and Meteora Select Trading Opportunities Master, LP (“MSTO”) (with MCP, MSOF, and MSTO collectively as the “Sellers” or “Meteora”) entered into a forward purchase agreement (the “Forward Purchase Agreement”) for an OTC Equity Prepaid Forward Transaction. The primary purpose of entering into the Forward Purchase Agreement was to help ensure the Business Combination would be consummated.

Pursuant to the terms of the Forward Purchase Agreement, at the closing of the Business Combination, the Sellers purchased directly from the redeeming shareholders of Alpha 1,705,959 shares of Alpha’s common stock (the “Recycled Shares”) at a price of $10.28 per share, which is the price equal to the redemption price at which holders of Alpha’s common stock were permitted to redeem their shares in connection with the Business Combination pursuant to Section 9.2(a) of Alpha’s Second Amended and Restated Certificate of Incorporation, as amended (the “Charter”) (such price, the “Initial Price”).

In accordance with the terms of the Forward Purchase Agreement, at the Closing Date, the Company paid directly an aggregate cash amount equal to (x) the product of (i) the Recycled Shares and (ii) the Initial Price, or $17,535,632.

The settlement date will be the earliest to occur of (a) the first anniversary of the Closing Date, (b) after the occurrence of (x) a Delisting Event or (y) a Registration Failure, upon the date specified by Meteora in a written notice delivered to the Company at Meteora’s discretion (which settlement date shall not be earlier than the date of such notice). The transaction will be settled via physical settlement. Any Recycled Shares not sold in accordance with the early termination provisions described below will incur a $0.50 per share termination fee payable by the Company to Meteora at settlement.

From time to time and on any date following the Business Combination (any such date, an “OET Date”) and subject to the terms and conditions below, Meteora may, in its absolute discretion, and so long as the daily volume-weighted average price (“VWAP Price”) of the Recycled Shares is equal to or exceeds the Reset Price (as defined in the Forward Purchase Agreement), terminate the transaction in whole or in part by providing written notice (an “OET Notice”) in accordance with the terms of the Forward Purchase Agreement. The effect of an OET Notice given shall be to reduce the number of shares by the number of Terminated Shares specified in such OET Notice with effect as of the related OET Date. As of each OET Date, the Company shall be entitled to an amount from Meteora, and Meteora shall pay to the Company an amount equal to the product of (x) the number of Terminated Shares multiplied by (y) the Initial Price in respect of such OET Date.

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

Axolotl Acquisition

On August 9, 2023 (“AxBio Closing Date”), the Company completed the acquisition of Axolotl Biologix, Inc. (“AxBio”). The acquisition of AxBio is referred to as the “AxBio Acquisition”. In connection with the closing of the AxBio Acquisition, the Company issued 3,845,337 shares of common stock, and 4,243 shares of a newly designated series of Series A Convertible Voting Preferred Stock (the “Series A Preferred Stock”), in exchange for all the issued and outstanding shares of AxBio. In addition to the shares of Common Stock and the Series A Preferred Stock described above, the consideration includes cash consideration of $8,000,000, that was payable upon delivery of the 2022 audited financial statements of AxBio. The sellers of AxBio are also eligible to receive up to $9,000,000 in cash and up to $66,000,000 in shares of Common Stock upon the achievement of certain revenue targets and research and development milestones (the “Earnout”). (see Note 3)

On August 10, 2023, the Company entered into that certain First Amendment to Agreement and Plan of Merger (the “Amendment”) which amended certain terms of the merger agreement. The Amendment changed the structure of the AxBio Acquisition to provide that, following the merger of Axolotl with and into Merger Sub, with Axolotl surviving, Axolotl shall merge with and into Axolotl Biologix, LLC (“Second Merger Sub”), with Second Merger Sub being the surviving corporation of the merger and a direct, wholly owned subsidiary of the Company, and waived the condition requiring Axolotl to deliver its audited financial statements upon closing in exchange for the $8,000,000 of cash consideration otherwise payable upon closing pursuant to the Merger Agreement becoming payable and contingent upon receipt of such audited financial statements.

Risks and Uncertainties

Disruption of global financial markets and a recession or market correction, including the ongoing military conflicts between Russia and Ukraine and the related sanctions imposed against Russia as well as the conflict between Israel and Hamas, the ongoing effects of the COVID-19 pandemic, and other global macroeconomic factors such as inflation and rising interest rates, could reduce the Company’s ability to access capital, which could in the future negatively affect the Company’s liquidity and could materially affect the Company’s business and the value of its common stock.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared in accordance with GAAP and the applicable rules and regulations of the U.S. Securities and Exchange Commission (the "SEC"). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. The Company’s consolidated financial statements reflect the operations of the Company and its wholly owned subsidiaries, and all intercompany accounts and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements include all adjustments of a normal recurring nature and necessary for the fair presentation of the results for the interim periods presented. Results for interim periods are not necessarily indicative of results to be expected for the full year.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant estimates in these financial statements include those related to the forward purchase asset, earnout liabilities, derivative liabilities, long-term assets and goodwill impairment. the provision or benefit for income taxes and the corresponding valuation allowance on deferred tax assets and contingent liabilities. If the underlying estimates and assumptions upon which the financial statements are based change in the future, actual amounts may differ from those included in the accompanying financial statements.

Business Combinations

The Company allocates the fair value of the purchase consideration of its acquisitions to the tangible assets, liabilities, and intangible assets acquired based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. Acquisition-related expenses are expensed as incurred and included in general and administrative expenses.

The allocation of the purchase price requires management to make significant estimates in determining the fair values of assets acquired and liabilities assumed, especially with respect to intangible assets. These estimates are based on information obtained from management of the acquired companies and historical experience. These estimates can include, but are not limited to, the cash flows that an asset is expected to generate in the future, and the cost savings expected to be derived from acquiring an asset. These estimates are inherently uncertain and unpredictable, and if different estimates were used, the purchase price for the acquisition could be allocated to the acquired assets and liabilities differently from the allocation that the Company has made.

Segment Reporting

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic No. 280, Segment Reporting (“ASC 280”), establishes standards for the way that public business enterprises report information about operating segments in their annual consolidated financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. ASC 280 also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company’s business segments are based on the organization structure used by the chief operating decision maker for making operating and investment decisions and for assessing performance. Our chief executive officer, who is our chief operating decision maker (“CODM”), views the Company’s operations and manages its business in one operating segment, which is principally the business of development and commercialization of regenerative care products.

Cash

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of September 30, 2023 and December 31, 2022, the Company had cash equivalents of $7,968,502 and $30,000, respectively. Cash and cash equivalents are held by financial institutions and are federally insured up to certain limits. At times, the Company’s cash and cash equivalents balance exceeds the federally insured limits, which potentially subject the Company to concentrations of credit risk. For the three and nine months ended September 30, 2023 and 2022, the Company has not experienced any losses related to its cash and cash equivalents that exceed federally insured deposit limits.

Accounts Receivables, net

Accounts receivable are recorded at the original invoice amount. Receivables are considered past due based on the contractual payment terms. The Company reserves a percentage of its trade receivable balance based on collection history and current economic trends that it expects will impact the level of credit losses over the life of the Company’s receivables. These reserves are re-evaluated on a regular basis and adjusted, as needed. Once a receivable is deemed to be uncollectible, such balance is charged against the reserve. The Company had no reserve related to the potential likelihood of not collecting its receivables as of September 30, 2023.

Inventories

The Company’s inventory of biological products consists of finished goods and are stated at the lower of cost or net realizable value. Cost is calculated by applying the first-in-first-out method (FIFO). The Company regularly reviews inventory quantities on hand and writes down to its net realizable value any inventory that it believes to be impaired. Management considers forecast demand in relation to the inventory on hand, competitiveness of product offerings, market conditions and product life cycles when determining excess and obsolescence and net realizable value adjustments. These write-downs are charged to Cost of Revenue in the accompanying Statements of Operations. The Company had no reserve for obsolescence as of September 30, 2023.

Offering Costs Associated with a Public Offering

The Company complies with the requirements of FASB ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A - “Expenses of Offering.” ASC 340-10-S99-1 states that specific incremental costs directly attributable to a proposed or actual offering of equity securities incurred prior to the effective date of the offering may be deferred and charged against the gross proceeds of the offering when the offering occurs. The costs of an aborted offering may not be deferred and charged against the proceeds of a subsequent offering. In October 2022, the Company aborted an IPO Offering and began pursuing an acquisition by Alpha. In October 2022, the Company wrote off capitalized costs of $1,278,062 relating to the aborted IPO. As of December 31, 2022, the Company had capitalized deferred offering costs relating to the Business Combination of $1,317,369. Contemporaneously with the closing of the Business Combination, the Company recorded $1,581,070 of transaction costs as a reduction of proceeds in additional paid-in capital.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Maintenance and repair charges are expensed as incurred. The assets are depreciated using the straight-line method using the following estimated useful lives:

•
Equipment – 5-7 years
•
Leasehold improvements – The lesser of 10 years or the remaining life of the lease
•
Furniture and fixtures – 7 years

Goodwill and Intangible Assets

Goodwill is not amortized but tested for impairment on an annual basis in the fourth quarter, and more frequently if events or changes in circumstances indicate that the asset may be impaired. The Company’s impairment tests are based on a single reporting unit structure. The carrying value and ultimate realization of these assets is dependent upon estimates of future earnings and benefits that the Company expects to generate from their use. If the expectations of future results and cash flows are significantly diminished, intangible assets and goodwill may be impaired and the resulting charge to operations may be material. First, the Company assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. If, after assessing qualitative factors, the Company determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. If deemed necessary, a two-step test is used to identify the potential impairment and to measure the amount of goodwill impairment, if any. The first step is to compare the fair value of the reporting unit with its carrying amount, including goodwill. An impairment charge is recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value. However, the impairment loss recognized should not exceed the total amount of goodwill allocated to that single reporting unit.

Finite-lived intangible assets are carried at cost and amortized based on an economic benefit period, which is seven to twenty years. The Company evaluates finite lived intangible assets for impairment by assessing the recoverability of these assets whenever adverse events or changes in circumstances or business climate indicate that expected undiscounted future cash flows related to such intangible assets may not be sufficient to support the net book value of such assets. An impairment charge is recognized in the period of identification to the extent the carrying amount of an asset exceeds the fair value of such asset. Costs billed to the Company as reimbursement for third parties’ patent submissions are considered as license fees and expensed as incurred.

The finite-lived intangible assets are amortized using the straight-line method using the following useful lives:

•
Customer contracts – 20 years
•
Trade name – 7 years
•
Intellectual property – 7 years
•
Patents – 16 years

Significant judgments required in assessing the impairment of goodwill and intangible assets include the assumption the Company only has a single reporting unit, identifying whether events or changes in circumstances require an impairment assessment, estimating future cash flows, determining appropriate discount and growth rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value as to whether an impairment exists and, if so, the amount of that impairment. The Company has not recognized any goodwill or intangible asset impairment charges through September 30, 2023.

Earnout Liability

In connection with the AxBio Acquisition, the historical equity holders of AxBio are entitled to receive performance-based earn-outs of up to $9,000,000 in cash and up to $66,000,000 in shares of Common Stock, based on the achievement of certain revenue targets and research and development milestones. In accordance with ASC 805, Business Combinations ("ASC 805"), the Earnout iincluded in the purchase price of AxBio at the AxBio Acquisition Closing Date and subsequently remeasured at each reporting date with changes in fair value recorded as a component of other (expense) income in the unaudited condensed consolidated statements of operations.

Series A Voting Convertible Preferred Stock

In connection with the AxBio Acquisition, the Company issued 4,243 shares of a newly designated series of Series A Convertible Voting Preferred Stock to former AxBio shareholders. Based on the limited exception under ASC 480-10-S99-3A(3)(f) for equity instruments that are subject to a deemed liquidation provision if all of the holders of equally and more subordinated equity instruments of the entity would always be entitled to also receive the same form of consideration (for example, cash or shares) upon the occurrence of the event that gives rise to the redemption (that is, all subordinate classes would also be entitled to redeem), the Company determined that the Series A Preferred should be classified as permanent equity.

Revenue Recognition

The Company accounts for revenue in accordance with ASC 606, Revenue from Contracts with Customers ("ASC 606"), on January 1, 2021, using the modified retrospective adoption method. Under ASC 606, revenues are recognized when control of the promised goods or services is transferred to the customer in an amount that reflects the consideration the Company expects to be entitled to in exchange for transferring those goods or services. Revenue is recognized based on the following five-step model:

• Identification of the contract with a customer

• Identification of the performance obligations in the contract

• Determination of the transaction price

• Allocation of the transaction price to the performance obligations in the contract

• Recognition of revenue when, or as, the Company satisfies a performance obligation

The Company sells its products principally to specialty distributors (collectively, our “Customers”) within the United States. These Customers subsequently resell our products to healthcare providers throughout the United States. Revenues from product sales are recognized when the Customer obtains control of our product, which occurs at a point in time, typically upon delivery to the Customer’s respective warehouse or designated location at a standard transaction price for the specific product sold.

The Company has entered into service arrangements with one of its customers to provide distinct services for the Company due to the Company having a limited workforce. Such services include distribution, credit risk, and marketing and sales services. The Company has assessed the consideration payable to its customers as it relates to these service arrangements in accordance with ASC 606 and has concluded that the services being provided by the Company’s customer are distinct, with the exception of the credit risk service fee, which was concluded to be a price concession. For those services that are deemed to be distinct, the Company has separately determined that the transaction price for the distribution and marketing services being provided by our customer are at fair value. As such, in accordance with ASC 606, the distribution and marketing services are accounted for consistent with other services being provided by the Company’s vendors and have not been recorded as an offset to the Company’s revenues. The credit risk service fee is accounted for as consideration payable and as a reduction of the transaction price. The total amount of services accounted for as consideration payable and a reduction of transaction price totaled approximately $368,784 for the three and nine months ended September 30, 2023. There were no such services received by the Company in 2022.

The Company has elected to apply the significant financing practical expedient, as allowed under ASC 606. As a result, the Company does not adjust the promised amount of consideration in a customer contract for the effects of a significant financing component when the period of time between when we transfer a promised good or service to a customer and when the customer pays for the good or service will be one year or less. The Company has standard payment terms that generally require payment within approximately 60-120 days. The Company had no material contract assets, contract liabilities, or deferred contract costs recorded in its balance sheets as of September 30, 2023 and December 31, 2022. The Company expenses costs to obtain a contract as incurred when the amortization period is less than one year.

Cost of Revenues

Cost of revenues is comprised of purchase costs of our products, third-party logistics and distribution costs, including packaging, freight, transportation, shipping and handling costs, and inventory adjustments due to expiring products, if any.

Selling and Marketing Expenses

Selling and marketing expenses consist primarily of advertising expenses, commissions and freight expenses, and the distribution and marketing expenses described previously in the revenue recognition policies. Advertising expenses are expensed as incurred and were $211,085 and $1,250 for the three months ended September 30, 2023 and 2022, respectively, and $211,356 and $3,552 for the nine months ended September 30, and 2023 and 2022, respectively.

Research and Development Expenses

Research and development expenses are expensed as incurred and consist principally of internal and external costs, which include the cost of patent licenses, contract research services, laboratory supplies and development and manufacture of preclinical compounds and consumables for clinical trials and preclinical testing.

Restructuring Charges

Restructuring charges are related to the post-acquisition integration of AxBio and consists primarily of accrued severance from the termination of employees in non-core areas or overlapping business functions.

Income Taxes

Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities for tax years ended 2019 to 2022.

Net Loss Per Share

Under ASC 260, Earningsngs per Share, the Company is required to apply the two-class method to compute earnings per share (“EPS”). Under the two-class method both basic and diluted EPS are calculated for each class of common stock and participating security considering both dividends declared (or accumulated) and participation rights in undistributed earnings. The two-class method results in an allocation of all undistributed earnings as if all those earnings were distributed. Considering the Company has generated losses in each reporting period since its inception through September 30, 2023, the Company also considered the guidance related to the allocation of the undistributed losses under the two-class method. The contractual rights and obligations of the preferred stock shares and the warrants were evaluated to determine if they have an obligation to share in the losses of the Company. As there is no obligation for the preferred stock shareholders or the holders of the warrants to fund the losses of the Company nor is the contractual principal or redemption amount of the preferred stock shares or the warrants reduced as a result of losses incurred by the Company, under the two-class method, the undistributed losses are allocated entirely to the common stock securities. Earnings per share information is retrospectively adjusted to reflect the Business Combination ratio applied to Legacy Carmell’s historical number of shares outstanding. Shares of Alpha are considered issued for EPS purposes as of the date of the Business Combination.

The Company computes basic loss per share by dividing the loss attributable to holders of common stock for the period by the weighted average number of shares of common stock outstanding during the period. The Company’s warrants, options, preferred stock, and convertible notes could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. However, these convertible instruments, warrants, and options were excluded when calculating diluted loss per share because such inclusion would be anti-dilutive for the periods presented. As a result, diluted loss per share is the same as basic loss per share for the periods presented. Potentially dilutive securities, which are not included in diluted weighted average shares outstanding for the periods ended September 30, 2023 and 2022, consist of the following (in common stock equivalents):

	At September 30,
	2023	2022
Series A Preferred Stock (if converted)	4,243,000	—
Stock Options	1,551,886	2,051,243
Common Stock Warrants	4,638,444	3,870,524
Series A Preferred Stock (if converted)	—	2,010,728
Series B Preferred Stock (if converted)	—	2,817,886
Series C-1 Preferred Stock (if converted)	—	89,264
Series C-2 Preferred Stock (if converted)	—	5,857,512
Preferred Stock Warrants	—	164,894
Convertible Notes (if converted)	—	777,062
Total	10,433,330	17,639,113

Stock-Based Compensation

The Company applies the provisions of ASC 718, Compensation-Stock Compensation (“ASC 718”), which requires the measurement and recognition of compensation expense for all stock-based awards made to employees, including employee stock options, in the statements of operations.

For stock options issued to employees and members of the Board of Directors (the “Board) for their services, the Company estimates each option’s grant-date fair value using the Black-Scholes option pricing model. The use of the Black-Scholes option pricing model requires management to make assumptions with respect to the expected term of the option, the expected volatility of the common stock consistent with the expected life of the option, risk-free interest rates, and expected dividend yields of the common stock. For awards subject to service-based vesting conditions, including those with a graded vesting schedule, the Company recognizes stock-based compensation expense equal to the grant date fair value of stock options on a straight-line basis over the requisite service period, generally the vesting term. Forfeitures are recorded as incurred instead of estimated at the time of grant and revised.

Under Accounting Standards Update (“ASU”) 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Non-Employee Share-Based Payment Accounting, the Company accounts for stock options issued to non-employees for their services in accordance with ASC 718. The Company uses valuation methods and assumptions to value the stock options that are in line with the process for valuing employee stock options noted above.

Leases

The Company adopted ASC 842, Leases, as amended, on January 1, 2020 ("ASC 842"). The Company elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed the Company not to separate non-lease components from lease components and instead to account for each separate lease component and the non-lease components associated with that lease component as a single lease.

The Company’s leases consist of leaseholds on office space. The Company determines if an arrangement contains a lease at inception as defined by ASC 842. To meet the definition of a lease under ASC 842, the contractual arrangement must convey to the Company the right to control the use of an identifiable asset for a period of time in exchange for consideration. Right of Use (“ROU”) assets represent the right to use an underlying asset for the lease term, and lease liabilities represent the obligation to make lease payments arising from the lease. ROU assets and liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term.

Concentrations

For the nine months ended September 30, 2023, one customer accounted for 100% of revenues. In addition, this customer accounted for 100% of accounts receivable at September 30, 2023. The Company's human amnion allograft product made up 100% of the Company's revenue for the nine months ended September 30, 2023. For the nine months ended September 30, 2023, 100% of the Company's human amnion allograft product was purchased from Pinnacle Transplant Technologies, LLC.

Fair Value Measurements and Fair Value of Financial Instruments

The Company categorizes its assets and liabilities that are valued at fair value on a recurring basis into a three-level fair value hierarchy in accordance with GAAP. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets and liabilities (Level 1) and lowest priority to unobservable inputs (Level 3). The carrying value of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, deferred consideration payable and related party loans payable approximate fair value because of the short-term maturity of such instruments.

Level 1 - Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.

Level 2 - Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other than quoted prices that are observable, and inputs derived from or corroborated by observable market data.

Level 3 - Inputs are unobservable inputs that reflect the reporting entity’s assumptions on the assumptions the market participants would use to price the asset or liability based on the best available information.

Other financial assets and liabilities as of September 30, 2023 and December 31, 2022 are categorized based on a hierarchy of inputs as follows:

	September 30, 2023		December 31, 2022		Fair Value
	Carrying	Estimated	Carrying	Estimated	Input
	Value	Fair Value	Value	Fair Value	Hierarchy
Forward purchase agreement	$5,376,139	$5,376,139	$—	$—	Level 3
SBA Loan	1,498,000	1,498,000	—	—	Level 2
Earnout liabilities	13,520,385	13,520,385	—	—	Level 3
Derivative liabilities	—	—	826,980	826,980	Level 3

Changes in the fair value of Level 3 financial assets and liabilities for the nine months ended September 30, 2023 are as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
For the Nine Months Ended September 30, 2023	Forward Purchase Agreement	Derivative Liabilities	Earnout Liabilities
Balance, beginning of year	$—	$826,980	$—
Initial recognition	15,968,581	—	13,482,292
Change in fair value	(10,592,442)	(826,980)	38,093
Balance, end of period	$5,376,139	$—	$13,520,385

The Forward Purchase Agreement was accounted for at fair value as a financial instrument in the scope of ASC 480, Distinguishing Liabilities from Equity, and resulted in an asset at the Closing Date. The fair value of the Company’s position under the Forward Purchase Agreement was calculated using the Call/Put Option Pricing Model. The assumptions incorporated into the valuation model as of the Closing Date of the Business Combination included the termination fee of $0.50 per share, the debt rate of 14.35% and the term of one year. As of September 30, 2023, the assumptions incorporated into the valuation model included the share price of 3.60, the termination fee of $0.50 per share, the debt rate of 13.92% and the term of 0.79.

The fair value of the Earnout was estimated based on the future consideration amounts adjusted for the probabilities of success and estimated dates of milestone achievements in relation to the research and development milestones and probability-adjusted revenue scenarios in relation to the revenue targets. The Earnout liability is categorized as a Level 3 fair value measurement because the Company estimated projections utilizing unobservable inputs. Contingent earnout payments involve certain assumptions requiring significant judgment and actual results can differ from assumed and estimated amounts.

The fair value of the embedded derivatives in the convertible notes as of September 30, 2023 and December 31, 2022 was valued using a Monte-Carlo model and was based upon the following management assumptions:

	September 30, 2023	December 31, 2022
Stock price	$—	$2.60
Expected term (years)	—	0.04
Volatility	—	55.1%
Risk-free interest rate	—	4.38%
Probability of Qualified Financing or IPO	—	50.00%
Probability of a Change in Control Event	—	10.00%

The December 31, 2022 stock price was derived from a 409A valuation. Volatility was determined from the historical volatility of comparable public companies over the expected terms. The term was based on the maturity date of the note. The risk-free interest rate was determined from the implied yields from U.S. Treasury zero-coupon bonds with a remaining term consistent with the expected term of the instrument being valued. The probability of a Qualified Financing or IPO and a Change of Control Event were based on the Company’s assessment of such an event occurring.

Recently Adopted Accounting Guidance

In June 2016, the FASB issued Accounting Standards Update No. 2016-13, Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments. ASU 2016-13 requires measurement and recognition of expected credit losses for financial assets. In April 2019, the FASB issued clarification to ASU 2016-13 within ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, or ASU 2016-13. The guidance is effective for fiscal years beginning after December 15, 2022. The Company adopted this standard on January 1, 2023, which had no material impact on the Company’s condensed consolidated financial statements.

Recent Accounting Pronouncements

On September 30, 2022, the FASB issued ASU 2022-03, which (1) clarifies the guidance in ASC 820 on the fair value measurement of an equity security that is subject to a contractual sale restriction and (2) requires specific disclosures related to such equity security. The amendments in ASU 2022-03 are consistent with the principles of fair value measurement under which an entity is required to consider characteristics of an asset or liability if other market participants would also consider those characteristics when pricing the asset or liability. Specifically, the ASU clarifies that an entity should apply these fair value measurement principles to equity securities subject to contractual sale restrictions. The Company does not believe that, if adopted, ASU 2022-03 would have a material effect on the Company’s financial statements.

NOTE 3 — BUSINESS COMBINATIONS

AxBio Biologix Acquisition

The AxBio Acquisition is reflected in the unaudited condensed consolidated financial statements under the acquisition method of accounting in accordance with ASC 805, with the Company treated as the accounting and legal acquirer in the AxBio Acquisition. It was determined that AxBio is a variable interest entity, or VIE, as AxBio’s total equity at risk is not sufficient to permit AxBio to finance its activities without additional subordinated financial support, with the Company being the primary beneficiary. In accordance with ASC 805 the Company recorded AxBio’s assets and liabilities at fair value. For purposes of estimating the fair value, where applicable, of the assets acquired and liabilities assumed as reflected in the unaudited consolidated financial information, the Company has applied the guidance in ASC 820, Fair Value Measurements and Disclosures (‘‘ASC 820’’), which establishes a framework for measuring fair value in each of their respective acquisitions. In accordance with ASC 820, fair value is an exit price and is defined as ‘‘the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.’’ Under ASC 805, acquisition-related transaction costs are not included as components of consideration transferred but are accounted for as expenses in the period in which the costs are incurred. The fair value of the purchase consideration transferred in the AxBio Acquisition was as follows:

Common Stock - 3,845,337 shares	$11,270,683
Series A Convertible Voting Preferred Stock - 4,234 shares	10,382,106
Earnout	13,482,292
Deferred Consideration	8,000,000
Total estimated value of consideration transferred	$43,135,081

The fair value of the Series A Convertible Voting Preferred stock was estimated at $2,452 per share, using the put option model, based on the market value of the common stock at the AxBio Closing Date, conversion rate, projected conversion term and estimated discount for lack of marketability. Deferred consideration is related to the cash consideration of $8,000,000, that was payable upon delivery of the AxBio 2022 audited financial statements. The 2022 audited financial statements were delivered after September 30, 2023 and as such, the cash consideration is payable after September 30, 2023.

In connection with the AxBio Acquisition the historical equity holders of AxBio are entitled to receive performance based earn-outs of up to $9,000,000 in cash and up to $66,000,000 in shares of Common Stock, subject to the achievement of certain revenue targets and research and development milestones. In accordance with ASC 815-40, as the earnout was not indexed to the common stock, it was accounted for as a liability at the AxBio Closing Date and is subsequently remeasured at each reporting date with changes in fair value recorded as a component of other (expense) income, net in the condensed consolidated statements of operations.

The fair value of the Earnout was estimated as of the AxBio Closing Date using (1) the probabilities of success and estimated dates of milestone achievements in relation to the research and development milestones, and (2) probability-adjusted revenue scenarios in relation to the revenue targets.

The Earnout liability is categorized as a Level 3 fair value measurement (see Fair Value Measurements accounting policy described in Note 2) because the Company estimated projections utilizing unobservable inputs. Contingent earnout payments involve certain assumptions requiring significant judgment and actual results can differ from assumed and estimated amounts.

The total purchase consideration transferred in the AxBio Acquisition has been allocated to the net assets acquired and liabilities assumed based on their fair values at the acquisition date. The transaction costs related to this acquisition of approximately $1,300,000 were expensed and included in the transaction related expenses on the condensed consolidated statement of operations for the three and nine months ended September 30, 2023.

The allocation of the purchase price, which is deemed to be a preliminary allocation, is as follows:

Total estimated value of consideration transferred	$43,135,081
Cash and cash equivalents	662,997
Accounts receivable	18,296,000
Prepaid expenses	170,603
Inventories	10,600,000
Property and equipment	81,846
Intangible assets	23,260,000
Total assets	53,071,446
Accounts payable	12,767,909
Accrued interest	146,829
Other accrued expenses	1,390,278
Loan payable	1,498,000
Related party loans	5,610,000
Deferred tax liabilities	7,836,876
Net assets to be acquired	23,821,554
Goodwill	$19,313,527

The Company estimated the fair value of the acquired inventories based on the selling price less costs to sell and recorded the fair value step-up of $8,200,000 at the AxBio Acquisition Closing Date. The fair value step-up is amortized over the expected realization term of one year from the AxBio Acquisition Closing Date.

The acquired Loan payable was adjusted down to its fair value by $500,000 due to the more favorable than the market interest rate. This fair value step down was amortized over the term of loan payable as a credit to the interest expense.

The intangible assets include trade names, customer contracts and intellectual property. The intangible assets were valued using a discounted cash flow model. The estimated fair value of the customer contracts as of the acquisition date was determined based on the projected future profits from the contracts, discounted to present value, and the likelihood of contract renewals at the end of each contract term. The estimated fair value of the intellectual property as of the acquisition date was determined based on the estimated license royalty rates, the present value of future cash flows from the intellectual property, and the expected useful life of 7 years. The estimated fair value of the trade name was determined based on the estimated royalty rates for the use of the trade name, the projected revenues attributable to the trade name discounted to present value and the expected useful life of 7 years. The goodwill and other intangible assets associated with the AxBio Acquisition are not deductible for U.S. tax purposes.

The Company determined that the AxBio Acquisition was deemed significant to the Company in accordance with S-X Rule 3-05. As required by ASC 805, Business Combinations, the following unaudited pro forma statements of operations for the nine months ended September 30, 2023 and 2022 give effect to the AxBio Acquisition as if it had been completed on January 1, 2022. The unaudited pro forma financial information below is presented for illustrative purposes only and is not necessarily indicative of what the operating results actually would have been during the periods presented had the AxBio Acquisition been completed during the periods presented. In addition, the unaudited pro forma financial information does not purport to project future operating results. The pro forma statements of operations do not fully reflect: (i) any anticipated synergies (or costs to achieve synergies) or (ii) the impact of non-recurring items directly related to the acquisition of AxBio.

	Nine months ended September 30,
	2023	2022
Revenue from the Condensed Consolidated Statements of Operations	$3,728,816	$-
Add: Axolotl revenue not reflected in the Condensed Consolidated Statements
of Operations	26,020,319	27,617,362
Unaudited pro forma revenue	$29,749,135	$27,617,362

	Nine months ended September 30,
	2023	2022
Net loss from Condensed Consolidated Statements of Operations	$(18,602,436)	$(5,936,114)
Add: Axolotl net income (loss) not reflected in the Consolidated Statements
Operations, less pro forma adjustments described below (1)	1,069,186	(7,625,276)
Unaudited pro forma net loss	$(17,533,250)	$(13,561,390)

(1)
An adjustment to reflect additional amortization of $1,500,000 and $1,900,000 for the period from January 1, 2023 through the Axolotl Acquisition Closing Date and the nine months ended September 30, 2022, respectively, that would have been charged assuming the fair value adjustments to intangible assets had been applied on January 1, 2022. The adjustment also reflects additional costs of goods sold of $0 and $8,200,000 for the nine months ended September 30, 2023 and 2022, respectively, that would have been charged assuming the fair value step up to inventories had been applied on January 1, 2022.

NOTE 4 — GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

As of September 30, 2023 and December 31, 2022, the Company had cash of $7,968,046 and $128,149, respectively. The Company’s liquidity needs up to September 30, 2023 have been satisfied through debt and equity financing.

The Company had a loss from operations of $5,137,373 and $851,923 for the three months ended September 30, 2023 and 2022, respectively, and $7,899,628 and $2,719,639 for the nine months ended September 30, 2023 and 2022, respectively. The Company had negative cash flows from operations of $5,203,790 and $1,129,539 for the nine months ended September 30, 2023 and 2022, respectively, and an accumulated deficit of $61,660,750 and $42,382,291 as of September 30, 2023 and December 31, 2022.

Due to its current liabilities and other potential liabilities, the cash available to the Company may not be sufficient to allow the Company to operate for at least 12 months from the date these financial statements are available for issuance. The Company may need to raise additional capital through equity or debt issuances. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations and reducing payroll expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

In conjunction with the post-acquisition integration activities related to the AxBio Acquisition during the third quarter of 2023, the Company has significantly reduced its operating expenses going forward by terminating certain executives serving as part-time consultants and full-time employees in non-core areas or overlapping functions. This workforce reduction is expected to result in $2,000,000 to $3,000,000 in annual savings. In addition, we have refocused our research and development efforts on aesthetic products that have near-term commercial potential and has delayed clinical development of products that will take more than a year to commercialize. The Company is also exploring out-licensing of certain research and development programs to generate non-dilutive liquidity. Management anticipates that these cost savings will assist the Company in extending its cash runway.

NOTE 5 — PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	September 30, 2023	December 31, 2022
Lab equipment	$928,496	$666,178
Leasehold improvements	115,333	115,333
Furniture and fixtures	17,999	3,579
	1,061,828	785,090
Less: accumulated depreciation	(772,028)	(530,116)
Property and equipment, net	$289,800	$254,974

Depreciation expense was $$48,118 and $44,780 for the nine months ended September 30, 2023 and 2022, respectively.

NOTE 6 —GOODWILL AND INTANGIBLE ASSETS

The Company’s goodwill relates to the AxBio Acquisition. Goodwill represents the excess of the purchase price of the acquired business over the fair value of the underlying net tangible and intangible assets. The Company may record goodwill adjustments pursuant to changes in the preliminary valuations acquired during the measurement period, which is up to one year from the date of acquisition. The Company has determined, based on its organizational structure, that it had one reporting unit as of September 30, 2023. For each of the three and nine month periods ended September 30, 2023, the Company recognized approximately $19,313,527 in goodwill from the AxBio Acquisition. The carrying amount of goodwill was $19,313,527 at September 30, 2023.

The Company’s intangible assets primarily relate to the AxBio Acquisition (see Note 3). Intangible assets acquired in connection with the AxBio acquisition were initially recorded at their estimated fair value as of the acquisition date. Intangible assets that have a finite life are amortized over the economic useful life. Additionally, the Company capitalizes legal costs directly associated with the submission of Company patent applications. Gross patent costs of $70,746 as of September 30, 2023 and December 31, 2022 are amortized on a straight-line basis over the patent term. Intangible assets and the related amortization expense consist of the following at September 30, 2023:

	Amortization	Gross	Accumulated	Net Book
	Period	Carrying Value	Amortization	Value
Customer contracts	20 years	$12,170,000	$134,925	$12,035,075
Trade name	7 years	2,220,000	52,857	2,167,143
Intellectual property	7 years	8,870,000	211,190	8,658,810
Patents	16 years	70,746	45,431	25,315
Total intangible assets		$23,330,746	$444,403	$22,886,343

The Company had $28,702 in capitalized patent costs included in intangible assets as of December 31, 2022.

Amortization expense was approximately $402,000 during each of the three and nine months ended September 30, 2023 and zero for the three and nine months ended September 30, 2022.

Amortization expense related to the Company’s intangible assets for future years is as follows:

Years ending December 31,
2023 (remaining)	$601,846
2024	2,657,948
2025	2,693,124
2026	2,729,451
2027	2,703,997
Thereafter	11,499,977
$22,886,343

NOTE 7— ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following amounts:

	September 30, 2023	December 31, 2022
Accrued compensation	$1,328,813	$916,934
Accrued severance	703,947	—
Other accrued expenses	275,037	27,639
Accrued expenses and other liabilities	$2,307,797	$944,573

Accrued compensation is a non-interest bearing liability for employee payroll outstanding on September 30, 2023 and December 31, 2022. This includes compensation earned during the years 2019 to 2023.

NOTE 8 —DEBT

Small Business Administration (SBA) Loan

On acquisition, AxBio had an outstanding loan with the SBA with total principal outstanding of $2,000,000 as of September 30, 2023 (the "SBA Loan"). Interest under this loan accrues at a simple interest rate of 3.75% annually on funds outstanding as of the anniversary date of the initial borrowing. A monthly payment in the amount of $9,953 will be made beginning in December 2023 and continues for a total of 30 years. The interest accrued for SBA loans as of September 30, 2023 was $126,010 and total interest expense incurred on SBA Loan for the nine months ended September 30, 2023 was $56,096. The fair value of the SBA Loan was $1,498,000 at the AxBio Acquisition Closing Date due to the more favorable that the market interest rate. The fair value step down is accreted over the term of the loan using the effective interest rate. The carrying value of the SBA Loan was $1,461,141 as of September 30, 2023.

Related Party Loans

On acquisition, AxBio had several promissory notes outstanding to Burns Ventures, LLC with total principal outstanding of $5,610,000 as of September 30, 2023. The owner of Burns Ventures LLC was the former owner of AxBio. Interest on the notes is payable quarterly at a fixed interest rate of 7.00%. The notes require no monthly payments and are due in full at maturity date on December 31, 2024. Accrued interest for the related party loans as of September 31, 2023 was $98,982, and interest expense incurred totaled $65,629 for the nine ended September 30, 2023.

2023 Promissory Notes

During the nine months ended September 30, 2023, the Company received proceeds of $848,500 from 26 zero coupon Promissory Notes (the "Notes"). Four of the Notes were from related parties and represented $100,000 of the borrowings. The Notes have a 12-month maturity date with a balloon payment and provide for the issuance of 16,500 common stock warrants with an exercise price ranging from $11.50 to $14.30 and a term of 5 years. The warrants became fully vested on the issuance date. The stock price for warrants issued during the three months ended March 31, 2023 was $2.60 and was determined based on a 409a valuation as, at the time, there was still some uncertainty about the Business Combination. As discussed in Note 3, during the three months ended September 30, 2023, the probability of the Business Combination was determined to be 100%, and the stock price for those warrants was $0.62, based on the conversion ratio of Legacy Carmell shares into Alpha shares in connection with the Business Combination and the market price of the shares of Alpha, the acquiring public company.

Proceeds from the sales of the Notes with stock purchase warrants were allocated to the two elements based on the relative fair value of the notes without the warrants and of the warrants themselves at time of issuance. The total amounts allocated to warrants were $56,000 and accounted for as paid-in capital. The discount amount was calculated by determining the aggregate fair value of the warrants using the Black-Scholes Option Pricing Model. As of September 30, 2023, there was $33,508 of unamortized debt discount, and amortization of debt discount was $22,479 for the nine months then ended.

Premium Financing

In July 2023, the Company entered into an agreement with a third-party, whereby the Company financed $1,011,480 of premiums on certain of its insurance policies. This financing agreement accrues interest at 8.99% and has a monthly payment of $117,072, with the last payment due in April 2024. Principal outstanding on this loan was $905,774 as of September 30, 2023 and interest totaled $18,152 for the nine months ended September 30, 2023.

Series 1 Convertible Notes

The Series 1 Convertible Notes were issued between July 9, 2018 and September 13, 2019, with an amended maturity date of July 9, 2023. The notes bear interest at 8%, have no monthly payments, and are due in full with a balloon payment on the maturity date. The notes contain an embedded conversion feature whereby the outstanding principal and accrued and unpaid interest are automatically convertible upon a qualified financing. The conversion feature of the notes meets the definition of a derivative and was valued using the Monte Carlo model, with the fair value of the derivative recorded as a derivative liability (see Note 2) and debt discount at the time of issuance. On September 23, 2022, a qualified financing occurred, at which point all outstanding principal and accrued and unpaid interest were converted to Preferred Series C-2 Shares. The principal and interest converted was $6,109,560 and $1,829,865, respectively, which converted into 2,196,158 and 657,768 shares, respectively, at a ratio of $2.78 per share. The fair value of the shares issued was $15,595,283. The fair value of the derivative upon conversion was $1,938,481. The Company incurred interest expense of $242,373 and amortization of debt discount expense of $0 during the nine months ended September 30, 2022. Certain of these notes are with related parties (see Note 11).

Series 2 Convertible Notes

The Series 2 Convertible Notes were issued between September 25, 2019 and December 31, 2021 all with a maturity date of September 24, 2022. The notes bear interest at 8%, have no monthly payments, and are due in full with a balloon payment on the maturity date. The notes contain an embedded conversion feature whereby the outstanding principal and accrued and unpaid interest are convertible upon a qualified financing. The conversion feature of the notes meets the definition of a derivative and was valued using the Monte Carlo model, with the fair value of the derivative recorded as a derivative liability (see Note 2) and debt discount at the time of issuance. On September 23, 2022, a qualified financing occurred, at which point all outstanding principal and accrued and unpaid interest was converted into Preferred Series C-2 Shares. The principal and interest converted was $3,965,455 and $629,920, respectively, which converted into 1,425,433 and 226,433 shares, respectively, at a ratio of $2.78 per share. The fair value of the shares issued was $5,717,377. The fair value of the derivative upon conversion was $1,122,002. The Company incurred interest expense of $149,303 and amortization of debt discount expense of $684,890 during the nine months ended September 30, 2022.

Other Convertible Note

The Company issued a convertible note to an economic development fund for $50,000 on September 24, 2020. The note is non-interest bearing, has no monthly payments, and is due in full with a balloon payment on June 23, 2025. The note contains an embedded conversion feature whereby the note holder can convert the shares at a discount in the event of a Qualified Financing or a change in control event. This conversion feature meets the definition of a derivative and was valued using the Monte Carlo model, with the fair value of the derivative being recorded as a derivative liability (see Note 2) and debt discount at the time of issuance. On September 23, 2022, a Qualified Financing occurred, at which point all outstanding principal was converted to Preferred Series C-2 Shares. The principal converted was $50,000, which converted into 21,118 shares at a ratio of $2.37 per share. The fair value of the shares issued was $73,092. The fair value of the derivative upon conversion was $23,092. The debt discount at the time of conversion was $47,872, which was written off as a loss on debt extinguishment. During the nine months ended September 30, 2022, there was $706 of amortization of debt discount.

January 2022 Convertible Notes

On January 19, 2022, Legacy Carmell issued two senior secured convertible notes (the “Convertible Notes”) of $1,111,111 each to two investors (“Holders”), due on January 19, 2023. The notes bear interest at 10% (18% upon default). Legacy Carmell was required to make monthly interest payments for the interest incurred and required monthly principal payments of $158,730 beginning on July 19, 2022. The notes are collateralized by all assets (including current and future intellectual property) of Legacy Carmell. These notes were issued with a 10% discount and were subject to an 8% commission due to the underwriter. These fees were recorded as debt discount. In addition, each of the Holders received warrants to subscribe for and purchase up to 155,412 shares of the Company’s common stock (the "Convertible Note Warrants"). Each warrant is exercisable at a price of $0.16 per warrant share and vested immediately upon closing and has a term of 5 years. The fair value of the Convertible Note Warrants at the time of issuance was $409,483, which was recorded as debt discount. The senior secured convertible notes are convertible at the option of the Holders into shares of common stock at a fixed conversion price equal to the lesser of $3.57 per share and a 25% discount to the price of the common stock in a Qualified Offering (as adjusted, the “Conversion Price”). In the event units consisting of common stock and warrants are issued in a Qualified Offering, the senior secured convertible notes are convertible into common stock and warrants. If, at any time while the Convertible Note is outstanding, the Company sells or grants any option to purchase or sells or grants any right to reprice, or otherwise disposes of or issues (or announces any sale, grant or any option to purchase or other disposition), any common stock or common stock equivalents entitling any person to acquire shares of common stock at an effective price per share that is lower than the then Conversion Price (such lower price, the “Base Conversion Price”), then the Conversion Price shall be reduced to equal the Base Conversion Price. Such adjustment are to be made whenever such common stock or common stock equivalents are issued. Multiple events have triggered the down-round feature of the base conversion price. As of December 31, 2022, the Base Conversion Price was $1.79.

The conversion feature within the Convertible Notes meets the requirements to be treated as a derivative. Accordingly, the Company estimated the fair value of the convertible notes derivative using the Monte Carlo Method as of the date of issuance. The fair value of the derivative was determined to be $1,110,459 at the time of issuance and was recorded as a liability with an offsetting amount recorded as a debt discount. The derivative is revalued at the end of each reporting period, and any change in fair value is recorded as a gain or loss in the statement of operations.

Proceeds from the sales of the Convertible Notes with stock purchase warrants were allocated to the two elements based on the relative fair value of the notes without the warrants and the warrants themselves at the time of issuance. The total amount allocated to the Convertible Note Warrants was $409,483 and accounted for as paid-in capital. The discount amount was calculated by determining the aggregate fair value of the warrants using the Black-Scholes Option Pricing Model.

On July 19, 2022, Legacy Company defaulted on the debt. Under the terms of the note, upon an event of default, there would be a 25% increase to the outstanding principal, in addition to the interest rate increasing from 10% to 18%. Upon the event of default, the unamortized debt discount of $958,899 was accelerated and expensed, and the 25% increase in outstanding principal of $555,556 was recorded as interest expense in the statement of operations. For the nine months ended September 30, 2022, interest expense on the Convertible Notes, excluding the 25% increase in the outstanding principal, was $243,056. For the nine months ended September 30, 2023, interest expense on the Convertible Notes, as calculated under GAAP, totaled $570,220 and not accounting for the management of the Company’s belief that no additional payments are due to the Holders.

An Agreement Subsequent to the Notice of Acceleration

On November 2, 2022, Legacy Carmell received a letter (“Notice of Acceleration”) from one of the Holders, notifying an Event of Default. Legacy Carmell and Alpha entered into an agreement with one of the Holders (“Puritan”) in connection with the Notice of Acceleration on December 19, 2022. Pursuant to the agreement, Alpha and Legacy Carmell each represented and warranted to Puritan that (i) it intends to enter into the Business Combination, (ii) there will be no conditions to closing relating to Alpha or its affiliates delivering a certain amount of cash to the Company at closing of the Business Combination (the “Closing”), (iii) the only conditions to Closing of the Business Combination are as set forth in Sections 6.1 through Section 6.3 of the Business Combination Agreement, (iv) upon entering into such Business Combination Agreement, such parties shall have a commitment letter from a third party to provide capital in an amount sufficient to the surviving company to the Business Combination to, among other things, repay all amounts due and owing at such time to Puritan at the Closing, (v) the equity valuation ascribed to Legacy Carmell in the Business Combination Agreement is $150,000,000, and (vi) such Business Combination Agreement shall not place any restrictions on Puritan’s ability to transfer any of its securities, including, without limitation, the shares underlying the Puritan Convertible Note Warrants. Legacy Carmell agreed it would not pay any other debtholder on account of interest or principal during the forbearance period hereunder.

Based on the representations and warranties, and agreements above and in consideration of Legacy Carmell's agreement to pay Puritan at the Closing (i) the outstanding principal amount, plus accrued interest, late fees and all other amounts then owed as specified in the Convertible Notes and (ii) 25,000 freely tradeable shares of Alpha (not subject to lock-up or any other restrictions on transfer) at a price of $10.00 per common share (i.e., the price per share of common stock to the equity holders of Legacy Carmell in the Business Combination), Puritan withdrew and rescinded the Notice of Acceleration, and such Notice of Acceleration was deemed null and void and had no further force or effect. Puritan further agreed that, based on the representations and warranties, and agreements contained in such agreement, it shall not issue any further notices of acceleration or default notices under the Convertible Notes, seek repayment of any amounts due under the Convertible Notes, or seek to exercise any other remedies contained in the Convertible Notes and other related agreements in regard to non-payment of the notes from the Effective Date until the June 30, 2023.

On the closing of the Business Combination, the Company repaid $2,649,873 to the Holders, which represented the original principal amount of the Convertible Notes plus accrued interest at a rate of 25%, which the Company believes is the maximum rate permissible under New York State usury laws. In addition, the Company issued Puritan 25,000 shares freely of tradeable common stock. Following the closing of the Business Combination, both Holders have provided notice to the Company demanding additional payment of principal and interest on the Convertible Notes in an approximate amount of $600,000 per each Holder at the closing of the Business Combination with additional interest thereon. In the case of Puritan, following the Business Combination, Puritan alleged that the Business Combination constituted a “Fundamental Transaction” under the terms of the Convertible Note Warrants, resulting in a purported right for Puritan to require the Company to repurchase such Convertible Note Warrants at a purchase price equal to the Black-Scholes Value of the unexercised portion of such Convertible Note Warrants as of the closing of the Business Combination. Puritan calculated the cash amount of such repurchase to be $1,914,123. The Company believes that this calculation is inaccurate. In the case of the other holder, that Holder demanded to be provided its share of the Convertible Note Warrants. Puritan has also asserted damages in connection with the timing of the issuance to it of 25,000 shares of freely tradeable common stock. The Company believes that it provided freely tradeable shares to Puritan at the same time as other Legacy Carmell shareholders. Puritan’s total claims inclusive of the amounts paid at Closing Date exceed $4,050,000 in connection with a loan for which the Company received $1,000,000. Management of the Company believes that its obligations under the Convertible Notes and Convertible Note Warrants have been satisfied and that no additional payments are due to the Holders, and the Company has conveyed its position to the Holders. There can be no assurance that these or similar matters will not result in expensive arbitration, litigation or other dispute resolution, which may not be resolved in our favor and may adversely impact our financial condition (see Note 9).

Future Maturities on all Debt

Future debt maturities are as follows:

Year ending December 31,	Amount
2023	$446,127
2024	6,918,147
2025	13,168
2026	45,713
2027	47,457
Thereafter	1,893,662
Total	$9,364,274

NOTE 9 — COMMITMENTS AND CONTINGENCIES

Exclusive License Agreement

On January 30, 2008, the Company and Carnegie Mellon University (“CMU”) entered into a License Agreement, as amended by that certain Amendment No. 1 to the Amended Exclusive License Agreement, dated as of July 19, 2011, as further amended by that certain Amendment No. 2 to the Amended Exclusive License Agreement, dated as of February 8, 2016, as further amended by that certain Amendment No. 3 to the Amended Exclusive License Agreement, dated as of February 27, 2020 and as further amended by that certain Amendment No. 4 to the Amended Exclusive License Agreement, dated November 23, 2021 (collectively, the “Amended Exclusive License Agreement”). This License Agreement provides the Company an exclusive, worldwide right to use certain technology of CMU relating to biocompatible plasma-based plastics to make, have made, use, and otherwise dispose of licensed products and to create derivatives for the field of use. The Company is required to use its best efforts to effect the introduction of the licensed technology into the commercial market as soon as possible and meet certain milestones as stipulated within the agreement. CMU retains the right to use any derivative technology developed by the Company due to its use of this technology and retains the intellectual property rights to the licensed technology, including patents, copyrights, and trademarks.

This agreement is effective until January 30, 2028, or until the expiration of the last-to-expire patent relating to this technology, whichever comes later, unless otherwise terminated under another provision within the agreement. Failure to perform in accordance with the agreed-upon milestones is grounds for CMU to terminate the agreement prior to the expiration date. As a partial royalty for the license rights, the Company issued 66,913 shares of the Company’s common stock to CMU. In addition, in 2008, the Company issued a warrant in 2008 for common stock to be exercised upon the earlier of (a) the Company’s cumulative capital funding and/or receipt of cumulative revenues collectively equals the sum of $2,000,000 or (b) thirty (30) days prior to any change in control event that provides for the issuance of shares that, when added to the number of shares then held by CMU, results in an amount equal to 8.2% of the outstanding shares of the Company. In 2011, CMU exercised the warrant in full, and the Company issued 98,938 shares of Common Stock. Prior to a qualified initial public offering or a qualified sale, CMU has the right to subscribe for additional equity securities to maintain its then percentage of ownership in the Company.

Royalties payable by the Company to CMU are 2.07% of net sales, as defined in the License Agreement. No royalties are due or payable for three (3) years following the effective date or until the closing of a change in control event, whichever occurs sooner. The Company shall also pay CMU 25% of any sublicense fees received, due, and payable upon receipt of the sublicense fees by the Company. All payments due to CMU are due within sixty (60) days after the end of each fiscal quarter. All overdue payments bear interest at a rate equal to the Prime rate in effect at the date such amounts are due plus 4%. No royalties were accrued or paid during the three and nine months ended September 30, 2023 and 2022.

The Company is obligated to reimburse CMU for all patent expenses and fees incurred to date by CMU for the licensed technology at the earlier of (1) three years from the effective date; (2) the closing date of a change in control event; (3) for international patents, from the start of expenses for patenting outside of the United States of America. There were no reimbursed expenses and no owed related to reimbursable expenses for the three and nine months ended September 30, 2023 and 2022, respectively.

Convertible Notes

On the closing of the Business Combination, the Company repaid $2,649,873 to the Holders, which represented the original principal amount of the Convertible Notes plus accrued interest at a rate of 25%, which the Company believes is the maximum rate permissible under New York State usury laws. In addition, the Company issued Puritan 25,000 shares freely of tradeable common stock. Following the closing of the Business Combination, both Holders have provided notice to the Company demanding additional payment of principal and interest on the Convertible Notes in an approximate amount of $600,000 per each Holder at the closing of the Business Combination with additional interest thereon. In the case of Puritan, following the Business Combination, Puritan alleged that the Business Combination constituted a “Fundamental Transaction” under the terms of the Convertible Note Warrants, resulting in a purported right for Puritan to require the Company to repurchase such Convertible Note Warrants at a purchase price equal to the Black-Scholes Value of the unexercised portion of such Convertible Note Warrants as of the closing of the Business Combination. Puritan calculated the cash amount of such repurchase to be $1,914,123. The Company believes that this calculation is inaccurate. In the case of the other holder, that Holder demanded to be provided its share of the Convertible Note Warrants. Puritan has also asserted damages in connection with the timing of the issuance to it of 25,000 shares of freely tradeable common stock. The Company believes that it provided freely tradeable shares to Puritan at the same time as other Legacy Carmell shareholders. Puritan’s total claims inclusive of the amounts paid at Closing Date exceed $4,050,000 in connection with a loan for which the Company received $1,000,000. Management of the Company believes that its obligations under the Convertible Notes and Convertible Note Warrants have been satisfied and that no additional payments are due to the Holders, and the Company has conveyed its position to the Holders. There can be no assurance that these or similar matters will not result in expensive arbitration, litigation or other dispute resolution, which may not be resolved in our favor and may adversely impact our financial condition

NOTE 10 — PROFIT-SHARING PLAN

The Company has 401(k) profit-sharing plans covering substantially all employees. The Company’s discretionary profit-sharing contributions are determined annually by the Board. No discretionary profit-sharing contributions were made to the plans during the nine months ended September 30, 2023 and 2022.

NOTE 11 — STOCKHOLDERS’ EQUITY (DEFICIT)

Convertible Preferred Stock

As of December 31, 2022 and immediately prior to the Business Combination, Legacy Carmell had outstanding Series A convertible preferred stock, Series B convertible preferred stock, Series C-1 convertible preferred stock and Series C-2 convertible preferred stock, which are collectively referred to as “Convertible Preferred Stock.”

As of December 31, 2022, redeemable convertible preferred stock consisted of the following:

	Authorized	Issued and Outstanding	Carrying Value	Liquidation Preference	Issuance Price
Series A convertible preferred stock	2,010,728	2,010,728	$7,714,336	$7,714,336	$2.19
Series B convertible preferred stock	2,893,515	2,824,881	7,025,434	7,025,434	2.49
Series C-1 convertible preferred stock	3,436,863	426,732	772,028	772,028	2.54
Series C-2 convertible preferred stock	6,011,960	5,857,512	15,904,275	15,904,275	2.15

Series A Preferred Stock, Series C-1 Preferred Stock, and Series C-2 Preferred Stock accrued cumulative dividends at a per annum rate of 7% calculated on the original issue price (the “Original Issue Price”), respectively. Such dividends accrue on each share of preferred stock commencing on the date of issuance. The Company accrued dividends of $164,510, $40,551, and $470,962 for Series A Preferred Stock, Series C-1 Preferred Stock, and Series C-2 Preferred Stock for the period from January 1, 2023 to July 13, 2023. As of December 31, 2022, the Company has accrued dividends of $3,254,803, $9,470, and $239,104 for Series A Preferred Stock, Series C-1 Preferred Stock, and Series C-2 Preferred Stock, respectively.

In connection with the Business Combination, all previously issued and outstanding convertible preferred stock was converted into an equivalent number of shares of common stock of the Company on a one-for-one basis, then multiplied by the Exchange Ratio pursuant to the Business Combination Agreement.

Common Stock

On July 14, 2023, the Business Combination was consummated and the Company issued 12,053,517 shares of common stock to Legacy Carmell shareholders. Immediately following the Business Combination, there were 19,236,305 shares of common stock outstanding with a par value of $0.0001. As of September 30, 2023, the Company’s Third Amended and Restated Certificate of Incorporation, as amended at the Closing Date, authorized the Company to issue 250,000,000 shares of common stock at a par value of $0.0001 per share.

Series A Voting Convertible Preferred Stock

As of September 30, 2023, the Company’s Third Amended and Restated Certificate of Incorporation as amended at the Closing Date, authorized the Company to issue 20,000,000 shares of preferred stock at a par value of $0.0001 per share. In connection with the AxBio Acquisition, the Company issued 4,243 shares of a newly designated series of Series A Convertible Voting Preferred Stock (the “Series A Preferred Stock”) to former AxBio shareholders.

Automatic Conversion: The Series A Preferred Stock will be automatically converted into shares of Common Stock at a conversion rate of 1,000 common shares for one share of Series A Preferred Stock on the tenth trading day following the announcement of the approval by Company's shareholder of the issuance of common stock upon conversion of the Series A Preferred Stock ("Requisite Approval"). If the Company’s stockholders do not approve such conversion at the first meeting in which it is voted on by stockholders, the Company will submit for the approval of the Company’s stockholders at least semi-annually until such approval is obtained. As of September 30,2023 the Requisite Approval has not been obtained.

Voting: Series A Preferred Stock has the same voting rights as common stockholders in any such vote. The holders of the Series A Preferred Stock shall be entitled to a number of votes equal to the number of shares of common stock into which the Series A Preferred Stock is convertible. Unless and until the Company has obtained the Requisite Approval, the number of shares of common stock that shall be deemed issued upon conversion of the Series A Preferred Stock (for purposes of calculating the number of aggregate votes, the holders of Series A Preferred Stock are entitled to on an as-converted basis) will be equal to that number of shares equal to the Cap, which is the number of shares equal to 19.9% of the Company’s outstanding common stock as of the issuance date of the Series A Preferred Stock.

Dividends: If and when declared by the Board of Directors, if the dividend is declared on common stock, the holders will receive that dividend or distribution, on an as-if-converted basis, in the same form as dividends paid on shares of common stock.

Liquidation: Prior to the Requisite Approval, in the event of any voluntary or involuntary liquidation, dissolution or winding up of the Corporation, including a change of control transaction, the holders of shares of Series A Preferred Stock then outstanding shall be entitled to be paid out of the assets of the Company available for distribution to its stockholders, the amount per share if such holders converted all of the Series A Preferred Stock into common stock.

2023 Long-Term Incentive Plan

In July 2023, the shareholders of the Company approved the 2023 Long-Term Incentive Plan (the "2023 Plan"), which replaced the Amended and Restated 2009 Stock Incentive Plan of Legacy Carmell (the “2009 Plan”). No new awards are being made under the 2009 Plan. Under the 2023 Plan, the Board may grant awards of stock options, stock appreciation rights, restricted stock, restricted stock units or other stock-based awards to employees and other recipients as determined by the Board. The exercise price per share for an option granted to employees owning stock representing more than 10% of the Company at the time of the grant cannot be less than 110% of the fair market value. Incentive and non-qualified stock options granted to all persons shall be granted at a price no less than 100% of the fair market value and any price determined by the Board. Options expire no more than ten years after the date of the grant. Incentive stock options to employees owning more than 10% of the Company expire no more than five years after the date of grant. The vesting of stock options is determined by the Board. Generally, the options vest over a four-year period at a rate of 25% one year following the date of grant, with the remaining shares vesting equally on a monthly basis over the subsequent thirty-six months.

The maximum number of shares that may be issued under the 2023 Plan is the sum of: (i) 1,046,408, (ii) an annual increase on January 1, 2024 and each anniversary of such date prior to the termination of the 2023 Plan, equal to the lesser of (A) 4% of the outstanding shares of our common stock determined on a fully diluted basis as of the immediately preceding December 31 and (B) such smaller number of shares as determined by our Board or compensation committee, and (iii) the shares of common stock subject to 2009 Plan awards, to the extent those shares are added into this plan by operation of the recycling provisions described below.

The maximum number of shares of the Company's common stock that may be issued under the 2023 Plan through incentive stock options is 1,046,408, provided that this limit will automatically increase on January 1 of each year, for a period of not more than ten (10) years, commencing on January 1, 2024 and ending on (and including) January 1, 2032, by an amount equal to the lesser of 1,500,000 shares or the number of shares added to the share pool as of such January 1, as described in clause (ii) of the preceding sentence. The following shares will be added (or added back) to the shares available for issuance under the 2023 Plan:

•
Shares subject to 2009 Plan or 2023 Plan awards that expire, terminate or are canceled or forfeited for any reason after the effectiveness of the 2023 Plan;
•
Shares that after the effectiveness of the 2023 Plan are withheld to satisfy the exercise price of an option issued under our 2009 Plan or 2023 Plan;

•
Shares that after the effectiveness of the 2023 Plan are withheld to satisfy tax withholding obligations related to any award under the 2009 Plan or 2023 Plan; and
•
Shares that after the effectiveness of the 2023 Plan are subject to a stock appreciation right that are not delivered on exercise or settlement. However, the total number of shares underlying 2009 Plan awards that may be recycled into the 2023 Plan pursuant to the above-described rules will not exceed the number of shares underlying 2009 Plan awards as of the effective date of the 2023 Plan (as adjusted to reflect the Business Combination). Shares of common stock issued through the assumption or substitution of awards in connection with a future acquisition of another entity will not reduce the shares available for issuance under the 2023 Plan.

Warrant and Option Valuation

The Company computes the fair value of warrants and options granted using the Black-Scholes option pricing model. The expected term used for warrants and options issued to non-employees is the contractual life, and the expected term used for options issued to employees and directors is the estimated period that options granted are expected to be outstanding. The Company utilizes the “simplified” method to develop an estimate of the expected term of “plain vanilla” grants for stock options. The Company utilizes an expected volatility figure based on a review of the historical volatilities over a period equivalent to the expected life of the instrument valued by similarly positioned public companies within its industry. The risk-free interest rate was determined from the implied yields from U.S. Treasury zero-coupon bonds with a remaining term consistent with the expected term of the instrument being valued. The Company’s stock price was derived from a 409A valuations prior to the Business Combination and market price for all options and warrants granted thereafter.

Warrants Outstanding

As of September 30, 2023, the Company had 4,638,444 common stock warrants outstanding with a weighted average exercise price of $10.20 and a weighted average remaining contractual life of 4.77 years. During the nine months ended September 30, 2023, the Company issued 258,953 warrants, which expire between February and June of 2028, unless exercised.

Option Activity and Summary

A summary of the option activity during the nine months ended September 30, 2023 is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Aggregate Intrinsic Value
Outstanding, December 31, 2022	2,235,313	$2.22	8.07	$1,083,492
Granted	344,631	$2.91
Exercised	(23,420)	$1.75
Expired/Cancelled	(1,004,638)	$2.33
Outstanding, September 30, 2023	1,551,886	$2.15	7.19	$2,252,300
Vested/Exercisable, September 30, 2023	1,224,773	$2.05	6.72	$1,904,182

The weighted average fair value of the options granted during the nine months ended September 30, 2023 was $3.00 per share, based on a Black Scholes option pricing model using the following assumptions:

Expected volatility	70% - 82%
Expected term of option	6.0 - 6.1
Range of risk-free interest rate	3.55% -3.75%
Dividend yield	0%

The Company recorded stock-based compensation expense for options of $223,560 and $277,634 for the three months ended September 30, 2023 and 2022, respectively, and $591,102 and $449,817 for the nine months ended September 30, 2023 and 2002, respectively. As of September 30, 2023, there was approximately $1,769,600 of total unrecognized compensation expense related to unvested stock options, which will be recognized over the weighted average remaining vesting period of 6.6 years.

NOTE 12 – OTHER RELATED PARTY TRANSACTIONS

A former member of the Board holds investments in the Company through various venture capital firms. In addition, certain family members of the former chief executive officer invested in Series C-2 Preferred Stock, which was converted to Common Stock as of the

Merger Date. The following table summarizes the related party transactions/balances for these individuals at September 30, 2023 and December 31, 2022:

	September 30, 2023		December 31, 2022
	Dollars	Common Shares	Dollars	Preferred Shares
Series A Preferred Stock and Dividends
Former Board Member	$877,054	425,165	$877,054	4,222,223
Cumulative Dividends Earned	712,800		678,694
	$1,589,854		$1,555,748
Series B Preferred Stock
Former Board Member	$887,049	425,766	$887,049	5,094,537
Immediate Family Member 1	103,244	65,268	103,244	780,967
	$990,293		$990,293	5,875,504
Series C-1 Preferred Stock
Immediate Family Member 1	$50,000	19,677	$50,000	234,742
Cumulative Dividends Earned	1,879		10
	$51,879		$50,010
Series C-2 Preferred Stock
Former Board Member	$1,049,381	488,088	$1,049,381	6,129,561
Immediate Family Member 1	129,260	60,120	129,260	755,024
	$1,178,641		$1,178,641	6,884,585
Series C-2 Cumulative Dividends Earned
Former Board Member	$59,168		$19,924
Immediate Family Member 1	7,288		2,454
	$66,456		$22,378

The Company uses OrthoEx for 3PL services. The former chief executive officer of AxBio currently serving as an advisor to our chief executive officer has an equity interest in OrthoEx and has a seat on OrthoEx’s Board of Directors. The Company incurred $22,335 of expenses from OrthoEx during the nine months ended September 30, 2023. As of September 30, 2023, the Company had a payable to this related party of $11,670. The Company uses Ortho Spine Companies, LLC for various consulting and marketing services. Ortho Spine Companies, LLC (“Ortho Spine”) is owned by one of the advisors to our chief executive officer. The Company incurred $3,500 of expenses from Ortho Spine for the nine months ended September 30, 2023. As of September 30, 2023, the Company had no payables to this related party.

NOTE 13 – INCOME TAXES

The Company did not record any income tax provision or benefit for the three and nine months ended September 30, 2023 and 2022. The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets. Management has considered the Company’s history of cumulative net losses incurred since inception and its history of gross losses and has concluded that it is not more likely than not that the Company will realize the benefits of the deferred tax assets. Accordingly, a full valuation allowance has been established against the deferred tax assets as of September 30, 2023 and December 31, 2022. Management reevaluates the positive and negative evidence at each reporting period.

The deferred tax liability of $7,836,876 as of September 30, 2023 is related to the fair value adjustments made to inventory, customer relationship, intellectual property and tradename acquired in the AxBio acquisition. Considering that the realization of taxable income in future periods is highly uncertain, it was assumed that the deferred tax liabilities would not relieve the valuation allowance recorded against the deferred tax assets.

NOTE 14 – SUBSEQUENT EVENTS

Puritan Litigation

On November 8, 2023, Puritan filed a complaint captioned Puritan Partners LLC v. Carmell Regen Med Corporation et al., No. 655566/2023 (New York Supreme Court, New York County). In the complaint, Puritan asserts that the Company breached its obligations under the Convertible Notes and the Convertible Note Warrants. Puritan also asserts the Company did not timely comply with its obligations to provide Puritan with 25,000 freely tradeable shares. Puritan asserts claims for declaratory judgment, breach of contract, conversion, foreclosure of its security interest, replevin, unjust enrichment, and indemnification, and seeks remedies including damages totaling $2,725,484 through November 1, 2023, additional fees and interest thereafter, costs and attorney’s fees, an order of foreclosure on its security interest, and other declaratory relief. The Company rejects the claims in the complaint and intends to defend vigorously against this litigation.

Separation Agreement

Effective as of August 31, 2023, Randolph W. Hubbell resigned as the Company’s Chief Executive Officer and President and as a member of the Board. On October 25, 2023, the Company and Mr. Hubbell entered into a separation agreement with respect to his compensation, providing for a lump sum cash payment of $450,000, less applicable tax withholding and monthly cash severance payments equal to an aggregate of $410,000 payable over a 12-month period. The separation agreement contains customary covenants and a release of claims and an acknowledgment by the Company and Mr. Hubbell as to the number of his vested stock options and the deadline for the exercise thereof. The deadline for such exercise has passed without the exercise of any such options.

Arbitration Demands

In October 2023, the Company received demands to arbitrate claims from several former executives and other former employees or consultants of the Company for alleged unpaid compensation relating to periods prior to the termination of their relationships with the Company. Such claims seek aggregate compensation of approximately $800,000.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF CARMELL THERAPEUTICS CORP.

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. You should read this discussion and analysis in conjunction with the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q (this “Quarterly Report”), as well as our audited consolidated financial statements and notes thereto included in the final prospectus dated June 23, 2023 and filed with the Securities and Exchange Commission (“SEC”). Certain amounts may not foot due to rounding. Certain information in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q contains forward-looking statements that involve numerous risks and uncertainties, including, but not limited to, those described under the sections entitled “Cautionary Statement Regarding Forward-Looking Statements” and Item II, Part 1A. “Risk Factors” included in this Quarterly Report on Form 10-Q. We assume no obligation to update any of these forward-looking statements. Actual results may differ materially from those contained in any forward-looking statements.

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward- looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, forward-looking statements can be identified by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions, but the absence of these words does not mean that a statement is not forward-looking. Such statements include, but are not limited to, statements and expectations regarding the ability to maintain the listing of our common stock and warrants on Nasdaq, our ability to raise financing in the future, our success in retaining or recruiting officers, key employees or directors following the completion of the Business Combination, the benefits of and our expectations related to the AxBio Acquisition, factors relating to our business, operations and financial performance, including: the success of our development efforts with respect to our product candidate, our commercialization efforts with respect to our approved products, the results of preclinical studies and clinical trials, our ability to maintain and obtain regulatory approval for our products and product candidate and future product candidates, market acceptance of our product candidate, regulatory developments, our industry and the competition we face, our need to grow the size of our organization in the future and the management of such growth, as well as all other statements other than statements of historical fact included in this Quarterly Report. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other SEC filings. We do not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. Any public statements or disclosures by us following this Quarterly Report that modify or impact any of the forward-looking statements contained in this Quarterly Report will be deemed to modify or supersede such statements in this Quarterly Report.

Overview

We are a commercial-stage regenerative care company with a focus on using human biomaterials for aesthetic and medical care. Our commercial product is a human amnion allograft that can be used as a structural barrier for diabetic foot ulcers, venous ulcers, recovery from MOHS surgery, and dental, endodontic, oral maxillofacial, and periodontal procedures. Our research and development pipeline includes several innovative epithelial and bone products under development.

Recent Developments

Business Combination

On July 14, 2023 (the “Closing Date”), we consummated a business combination pursuant to the terms of the Business Combination Agreement, dated as of January 4, 2023 (the “Business Combination Agreement”), by and among Legacy Carmell, Alpha Healthcare Acquisition Corp. III a Delaware corporation (“Alpha”), and Candy Merger Sub, Inc., a Delaware corporation (“Merger Sub”). Pursuant to the Business Combination Agreement, on the Closing Date, (i) Alpha changed its name to “Carmell Therapeutics Corporation, also referred to as the "Company," and Legacy Carmell changed its name to “Carmell Regen Med Corporation,” and (ii) Merger Sub merged with and into Legacy Carmell, with the Company as the surviving company in the Business Combination. After giving effect to the Business Combination, Legacy Carmell became a wholly owned subsidiary of the Company.

Axolotl Biologix Acquisition

On July 26, 2023, we entered into an Agreement and Plan of Merger (the “AxBio Merger Agreement”), by and among us, Aztec Merger Sub, Inc. and Axolotl Biologix, Inc. (“AxBio”), which provides for, among other things, the merger of AxBio with and into Aztec Merger Sub, Inc., with AxBio being the surviving corporation of the merger and a direct, wholly owned subsidiary of the Company (the “AxBio Acquisition”). Pursuant to the terms of the AxBio Merger Agreement, all of the issued and outstanding shares of AxBio (other than the Dissenting Shares (as defined in the AxBio Merger Agreement) and the shares held in treasury) were cancelled in exchange for aggregate consideration of (i) up to approximately $8,000,000 in cash (the “Closing Cash Consideration”), (ii) a number of shares of our common stock equal to (1) $57,000,000 divided by (2) the value weighted average price of our common stock (the “VWAP”) for the 30 consecutive trading days immediately preceding the closing of the AxBio Acquisition (such consideration, the “Closing Share Consideration”), and (iii) up to $9,000,000 in cash and up to $66,000,000 in shares of common stock that are subject to a performance based earn-out, subject to customary adjustments at closing for cash, working capital, transaction expenses and indebtedness, and amounts held back us.

On August 9, 2023, the Company entered into that certain First Amendment to the AxBio Merger Agreement (the “Amendment”) which amended certain terms of the AxBio Merger Agreement. The Amendment changed the structure of the AxBio Acquisition to provide that, following the merger of AxBio with and into Aztec Merger Sub, Inc., with AxBio surviving, AxBio would merge with and into AxBio Biologix, LLC, with AxBio Biologix, LLC being the surviving corporation of the merger and a direct, wholly owned subsidiary of the Company, and waived the condition requiring AxBio to deliver its audited financial statements upon closing in exchange for the $8,000,000 of Closing Cash Consideration otherwise payable upon closing pursuant to the AxBio Merger Agreement becoming payable and contingent upon receipt of such audited financial statements.

On August 9, 2023 (“AxBio Closing Date”), the Company completed the AxBio Acquisition. In connection with the closing of the AxBio Acquisition, the Company issued 3,845,337 shares of its common stock and 4,243 shares of a newly designated series of Series A Convertible Voting Series A Preferred Stock, $0.0001 par value per share (the “Series A Preferred Stock”), in exchange for all the issued and outstanding shares of AxBio as part of the consideration paid in connection with the AxBio Acquisition. The Closing Share Consideration was calculated using a 30-day average of daily VWAP of $7.05 per share. In addition to the shares of common stock and the Series A Preferred Stock, the consideration included the Closing Cash Consideration, payable upon delivery of AxBio’s audited financial statements, as well as the Future Consideration. The number of shares of common stock issued at the closing of the AxBio Acquisition is limited to 19.99% of the total number of shares of the Company’s common stock issued and outstanding immediately prior to the closing. Pursuant to the Certificate of Designation of Preferences, Rights and Limitations of the Series A Preferred Stock, which was filed by the Company with the Secretary of State of Delaware on the closing date of the AxBio Acquisition in accordance with Section 151(a) of the Delaware General Corporation Law, each share of Series A Preferred Stock will automatically convert into 1,000 shares of common stock upon stockholder approval of the issuance of the shares of common stock issuable upon such conversion and shall cease to have any rights other than with respect to conversion.

Name Change

On August 1, 2023, our board of directors approved and adopted an amendment to our existing amended and restated certificate of incorporation to change the name of the Company from “Carmell Therapeutics Corporation” to “Carmell Corporation.”

Departure of Directors

Effective as of August 31, 2023 (the “Resignation Date”), William Newlin, Steve Bariahtaris, Jaime Garza and Randolph W. Hubbell (collectively, the “Former Directors”) each resigned from their respective position as a director of the Company. The Former Directors’ resignations were not the result of any disagreement with the Company or the Board or any matter relating to the Company’s operations, policies, or practices.

Departure of Executive Officers

As of the Resignation Date, the following executive officers of the Company voluntarily resigned from their positions with the Company (collectively, the “Former Officers”).

Name	Position
Randolph W. Hubbell	Chief Executive Officer and President
James Hart, M.D.	Chief Medical Officer
Donna Godward	Chief Quality Officer
Janet Vargo, Ph.D.	Vice President Clinical Services

The resignations follow a strategic realignment of the Company’s operations and post-acquisition integration efforts in connection with the AxBio Acquisition.

As of the Resignation Date, Rajiv Shukla, the Company’s Executive Chairman as of immediately prior thereto, became the Chief Executive Officer of the Company.

Products and Product Candidates

The Company’s commercial product is a human amnion allograft distributed under Axolotl Graft™ and Axolotl DualGraft™ brands. These products are indicated as a wound covering and structural barrier. AxBio graft products are processed through minimal manipulation techniques, retaining the native qualities of the amniotic membrane to function as a wound covering and as a structural barrier. Axolotl Graft™ and Axolotl DualGraft™ are dehydrated human amnion membrane allografts derived from the amniotic lining of the placenta. The donor tissue is recovered and processed under sterile conditions, in accordance with all FDA guidelines and quality assurance standards in a controlled environment. Our allograft tissue products are terminally irradiated in the final package.

The Company has developed and is planning to begin the commercial launch a line of skin care products in the first quarter of 2024.

Impact of Macroeconomic Events

Economic uncertainty in various global markets caused by political instability and conflicts, such as the ongoing conflicts in the Ukraine, and Israel, and economic challenges have led to market disruptions, including significant volatility in commodity prices, credit and capital market instability and supply chain interruptions, which have caused record inflation globally. Our business, financial condition, and results of operations could be materially and adversely affected by further negative impacts on the global economy and capital markets resulting from these global economic conditions, particularly if such conditions are prolonged or worsen. Although, to date, our results of operations has not been materially impacted by these global economic and geopolitical conditions, it is impossible to predict the extent to which our operations may be impacted in the short and long term. The extent and duration of these market disruptions, whether as a result of the military conflict between Russia and Ukraine, the effects of the Russian sanctions, the conflict between Israel and Hamas, geopolitical tensions, record inflation, or otherwise, are impossible to predict. Any such disruptions may also magnify the impact of other risks described or incorporated by reference in this Quarterly Report.

Critical Accounting Policies and Estimates

This discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in thee United States ("GAAP"). The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, as well as the reported revenue expenses and net loss incurred during the reporting periods. Our estimates are based on our historical experience and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Going Concern and Management Plan

The financial statements included elsewhere herein for the three and nine months ended September 30, 2023, were prepared under the assumption that we would continue our operations as a going concern, which contemplates the realization of assets and the satisfaction of liabilities during the normal course of business. However, as of September 30, 2023, we had cash and cash equivalents of approximately $7,900,000, an accumulated deficit of approximately $61,171,378, and liabilities of approximately $61,800,000. We have incurred substantial recurring losses from continuing operations, have used, rather than provided, cash in our continuing operations, and are dependent on additional financing to fund operations. These conditions raise substantial doubt about our ability to continue as a going concern within one year after the date the financial statements are issued. The financial statements included elsewhere herein do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty. In conjunction with the post-acquisition integration activities related to the AxBio Acquisition during the third quarter of 2023, the Company significantly reduced its operating expenses going forward by terminating certain executives serving as part-time consultants and full-time employees in non-core areas or overlapping businesses. This workforce reduction is expected to result in $2,000,000 to $3,000,000 in annual savings. In addition, we have refocused our research and development efforts on aesthetic products that have near-term commercial potential and delayed clinical development of products that will take more than a year to commercialize. The Company is also exploring out-licensing certain research and development programs to generate non-dilutive liquidity. Management anticipates that these cost savings will assist the Company in extending its cash runway.

Results of Operations for the Three Months Ended September 30, 2023 and 2022

The following is a comparative discussion of our results of operations for the three months Ended September 30, 2023 and 2022:

	For the Three Months Ended September 30,
	2023	2022	Change
	(unaudited)
Revenue	$3,728,816	$—	$3,728,816
Gross Profit	2,184,990	—	2,184,990
Operating expenses:
Research and development	1,671,906	570,935	1,100,971
Selling and marketing	3,069,520	—	3,069,520
General and administrative	1,425,180	257,369	1,167,811
Depreciation and amortization of intangibles	429,477	23,619	405,858
Restructuring charges	726,280	—	726,280
Total operating expenses	7,322,363	851,923	6,470,440
Loss from Operations	(5,137,373)	(851,923)	(4,285,450)
Other (expenses) income, net	(6,327,396)	(5,215,379)	(1,112,017)
Net loss income before taxes	$(11,464,769)	$(6,067,302)	$(5,397,467)

Revenue and Gross Profit

Revenue and gross profit in the 2023 period reflect the commercial activities of AxBio's amnion allograft products acquired in conjunction with the AxBio Acquisition in August 2023. Reported revenue is net of the credit risk service fee paid to its distributor. This expense totaled $368,784 for the three months ended September 30, 2023 and, in accordance with c, was recorded as a reduction of gross sales to arrive at revenue for the period.

Quarterly sales of AxBio's amnion allograft product, decreased by 25% from the average quarterly sales for the first half of 2023. This decrease is being driven by uncertainty relating to Medicare reimbursement for numerous wound healing products, including AxBio’s amnion allograft products. Medicare reimbursements currently make up the majority of the Company's current revenue stream. Management expects continued revenue erosion in the fourth quarter of 2023 due to uncertainty about Medicare reimbursements.

Operating Expenses

Total operating expenses were $7,322,363 and $851,923 for the three months ended September 30, 2023 and 2022, respectively. The increase between periods reflects the inclusion of AxBio's operating expenses of $3,970,179 for the periods subsequent to the close of the AxBio Acquisition. In addition, the higher level of expenses in the 2023 period were a direct result of executing our strategic plan to commercialize our technologies.

Research and developments expenses were $1,671,906 and $570,935 for the three months ended September 30, 2023 and 2022, respectively. This increase of $1,100,971 was principally due to the increase in research and development expenses, including clinical expenses and salaries and benefits of research and development personnel, related to Legacy Carmell’s Bone Healing Accelerant (BHA) product.

Selling and marketing expenses were $3,069,520 and zero for the three months ended September 30, 2023 and 2022, respectively and solely reflect the inclusion of AxBio from August 9, 2023 to period end. The primary costs included in selling and marketing expenses are the fees related to the distribution and marketing services of AxBio's amnion allograft products.

General and administrative expenses were $1,425,180 and $257,399 for the three months ended September 30, 2023 and 2022, respectively. This increase of $1,015,329 was primarily driven by the inclusion of $819,619 of AxBio's general and administrative expenses for periods subsequent to the close of the AxBio Acquisition.

Depreciation and amortization of intangible assets expense was $429,477 for the three months ended September 30, 2023 as compared to $23,619 during the comparable period of 2022. This increase was principally due to the amortization of intangible assets in the 2023 period related to the AxBio Acquisition.

Restructuring charges of $726,280 for the three months ended September 30, 2023 were related to the post-acquisition integration of AxBio and consists primarily of accrued severance from the termination of employees in non-core areas or overlapping business functions (see Restructuring below).

Other Income (Expenses), Net

Other income (expenses), net were ($6,327,396) for the three months ended September 30, 2023 as compared to ($5,215,379) for the comparable period of 2022. The increase between periods was primarily due to a loss on the Forward Purchase Agreement of $10,592,442) since the Closing Date, partially offset by a decrease in the fair value of derivative liabilities of $4,697,138 and a decrease in interest expense and the amortization of debt discount of $1,094,686, reflecting a lower level of average debt outstanding in the 2023 period. In addition, the 2022 period includes a loss on debt extinguishment of $1,064,692.

Results of Operations for the Nine Months Ended September 30, 2023 and 2022

The following is a comparative discussion of our results of operations for the nine months Ended September 30, 2023 and 2022:

	For the Nine Months Ended September 30,
	2023	2022	Change
	(unaudited)
Revenue	$3,728,816	$—	$3,728,816
Gross Profit	2,184,990	—	2,184,990
Operating expenses:			—
Research and development	3,235,888	1,554,602	1,681,286
Selling and marketing	3,069,520	—	3,069,520
General and administrative	2,573,082	1,094,399	1,478,683
Depreciation and amortization of intangibles	479,848	70,638	409,210
Restructuring charges	726,280	—	726,280
Total operating expenses	10,084,618	2,719,639	7,364,979
Loss from Operations	(7,899,628)	(2,719,639)	(5,179,989)
Other (expenses) income, net	(10,702,808)	(3,216,475)	(7,486,333)
Net loss income before taxes	$(18,602,436)	$(5,936,114)	$(12,666,322)

Revenue and Gross Profit

Revenue and gross profit in the 2023 period reflect the commercial activities of AxBio's amnion allograft products acquired in conjunction with the AxBio Acquisition in August 2023. Reported revenue is net of the credit risk service fee paid to its distributor. This expense totaled $368,784 for the three months ended September 30, 2023 and, in accordance with GAAP, was recorded as a reduction of gross sales to arrive at revenue for the period.

Quarterly sales of AxBio's amnion allograft product, decreased by 25% from the average quarterly sales for the first half of 2023. This decrease is being driven by uncertainty relating to Medicare reimbursement for numerous wound healing products, including AxBio’s amnion allograft products. Medicare reimbursements currently make up the majority of the Company's current revenue stream. Management expects continued revenue erosion in the fourth quarter of 2023 due to uncertainty about Medicare reimbursements.

Operating Expenses

Total operating expenses were $10,084,618 and $2,719,639 for the nine months ended September 30, 2023 and 2022, respectively. The increase between periods reflects the inclusion of AxBio's operating expenses of $3,970,179 for the periods subsequent to the close of the AxBio Acquisition. In addition, the higher level of expenses in the 2023 period were direct result of executing our strategic plan to commercialize our technologies.

Research and developments expenses were $3,235,888 and $1,554,602 for the nine months ended September 30, 2023 and 2022, respectively. This increase was principally due a $1,200,000 increase in clinical expenses and salaries and benefits of research and development personnel, related to Legacy Carmell’s BHA product.

Selling and marketing expenses were $3,069,520 and zero for the nine months ended September 30, 2023 and 2022, respectively and solely reflect the inclusion of AxBio from August 9, 2023 to period end. The primary costs included in selling and marketing expenses are the fees paid by AxBio for distribution and marketing services for is amnion allograft products.

General and administrative expenses were $2,468,152 and $1,094,399 for the nine months ended September 30, 2023 and 2022, respectively. This increase was primarily driven by the inclusion of $1,300,000 of AxBio's general and administrative expenses for the periods subsequent to the close of the AxBio Acquisition.

Depreciation and amortization of intangible assets expense was $479,852 for the three months ended September 30, 2023 as compared to $70,638 during the comparable period of 2022. This increase was principally due to the amortization of intangible assets in the 2023 period related to the AxBio Acquisition.

Restructuring charges of $726,280 for the nine months ended September 30, 2023 were related to the post-acquisition integration of AxBio and consists primarily of accrued severance from the termination of employees in non-core areas or overlapping business functions (see Restructuring below).

Other Income (Expenses), Net

Other income (expenses), net were ($10,702,808) for the nine months ended September 30, 2023 as compared to ($3,216,475) for the comparable period of 2022. The increase between periods was primarily due to the loss on the Forward Purchase Agreement of ($10,592,442) since the Closing Date, partially offset by a decrease of $418,585 in interest expense and the amortization of debt discount, reflecting a lower level of average debt outstanding in the 2023 period. In addition, the 2022 period includes a loss on debt extinguishment of $1,064,692.

Liquidity, Capital Resources, and Going Concern

As of September 30, 2023, and December 31, 2022 we had cash of $7,968,502 and $128,149 and a working capital deficit of $3,922,004 and $6,689,745, respectively. Since inception and through September 30, 2023, we have financed operations principally through public and private issuances of common stock, preferred stock and warrants and through debt financing. We received $13,530,445 in proceeds from the Business Combination, net of $17,535,632 remitted to Meteora under the Forward Purchase Agreement and net of tax obligations assumed. The Company incurred $1,500,000 of transaction costs, consisting of banking, legal, and other professional fees, which were recorded as a reduction of proceeds to additional paid-in capital.

Due to its current liabilities and other potential liabilities, the cash available to the Company may not be sufficient to allow it to operate for the next 12 months. The Company may need to raise additional capital through equity or debt issuances. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Quarterly sales of AxBio's amnion allograft product, decreased by 25% from the average quarterly sales for the first half of 2023. This decrease is being driven by uncertainty relating to Medicare reimbursement for numerous wound healing products, including AxBio’s amnion allograft products. Medicare reimbursements currently make up the majority of the Company's current revenue stream. Management expects continued revenue erosion in the fourth quarter of 2023 due to uncertainty about Medicare reimbursements.

In addition to the restructuring described below, we are actively expanding our distribution channels into hospital systems and national hospital group purchasing organizations. We also plan to launch a line of skin care products in the first quarter of 2024 based on the technologies we have developed through research and development activities.

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with GAAP, which contemplates the continuation of the Company as a going concern, the realization of assets, and the satisfaction of liabilities in the ordinary course of business. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty or that may be necessary should we be unable to continue as a going concern.

As of September 30, 2023, we have had no income from continuing operations, and, before the AxBio Acquisition, we did not have a commercial product or service. The Company has historically relied on raising capital to fund the Company’s operations. While the Company completed the Business Combination and the AxBio Acquisition in July 2023 and August 2023, respectively (see Note 3 to the unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q), we expect to require additional funding in the future by issuing equity securities or obtaining debt financing. There can be no assurance that any required future funding can be successfully completed on a timely basis or terms acceptable to the Company.

Restructuring

In conjunction with the post-acquisition integration activities related to the AxBio Acquisition during the third quarter of 2023, we have significantly reduced our operating expenses going forward by terminating certain executives serving as part-time consultants and full-time employees in non-core areas or overlapping business. This workforce reduction is expected to result in $2,000,000 to $3,000,000 in annual savings. In addition, we have refocused our research and development efforts on products that have near-term commercial potential and postponed high-cost clinical trial activities on products that have a significantly longer time to commercialize. Management anticipates that these cost savings will assist the Company in extending its cash runway.

Debt

As for September 30, 2023, the Company had outstanding indebtedness with principal totaling $9,364,274 as of September 30, 2023 (Note 9 to the unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q. Holders of the Convertible Notes have demanded additional payment of principal and interest on the Convertible Notes and certain payments with respect to the Convertible Note Warrants, as more fully described in such Note 9 to the unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q. Management of the Company believes that its obligations under the Convertible Notes have been satisfied and that no additional payments are due to the Holders, and the Company has conveyed its position to the Holders. Nevertheless, the Company may be required to make additional payments to such Holders and may incur substantial expenditures in defending against such claims, regardless of whether such claims are successful.

Cash Flows

The following table summarizes our cash flows for the nine months ended September 30, 2023, and 2022:

	Nine Months Ended September 30,
	2023	2022	Change
Net cash used in operating activities	$(5,203,790)	$(1,129,539)	$(4,074,251)
Net cash provided by (used in) investing activities	$632,527	$(3,579)	636,106
Net cash provided by financing activities	$12,411,616	$1,131,631	11,279,985

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2023 increased by $4,074,260 as compared to the same period of 2022. The increase was primarily driven by a higher net loss, an increase in prepaid expenses, and decreases in accounts payable and accrued expenses and other liabilities. These changes were partially offset by decreases in accounts receivable and inventory during the 2023 period.

Investing Activities

Net cash provided by investing activities was $632,527 for the nine months ended September 30, 2023 as compared to and cash used in investing activities of $3,579 for the nine months ended September 30, 2023. In the 2023 period, cash used in investing activities was driven by the $662,997 of cash acquired in the AxBio Acquisition. Purchases of property and equipment was $30,470 during the nine months ended September 30, 2023 as compared to $3,579 in the prior period.

Financing Activities

Net cash provided by financing activities was $12,411,625 for the nine months ended September 30, 2023 as compared to $1,131,631 for the nine months ended September 30, 2022. The increase was primarily due to the proceeds of $31,050,882 from the Business Combination and $2,197,140 in proceeds from the issuance of debt and warrants in the 2023 period, partially offset by the cash transferred in connection with the forward purchase agreement of $17,535,632.

Contingencies

On November 8, 2023, Puritan filed a complaint captioned Puritan Partners LLC v. Carmell Regen Med Corporation et al., No. 655566/2023 (New York Supreme Court, New York County). In the complaint, Puritan asserts that the Company breached its obligations under the Convertible Notes and the Convertible Note Warrants. Puritan also asserts the Company did not timely comply with its obligations to provide Puritan with 25,000 freely tradeable shares. Puritan asserts claims for declaratory judgment, breach of contract, conversion, foreclosure of its security interest, replevin, unjust enrichment, and indemnification, and seeks remedies including damages totaling $2,725,484 through November 1, 2023, additional fees and interest thereafter, costs and attorney’s fees, an order of foreclosure on its security interest, and other declaratory relief. The Company rejects the claims in the complaint and intends to defend vigorously against this litigation.

Off-Balance Sheet Arrangements

As of September 30, 2023, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Exchange Act.

Contractual Obligations and Commitments

In addition to financing obligations under our debt agreements, our contractual and commercial commitments include expenditures for operating leases and royalty payments. For further information on our license agreement, see Note 8 to the unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

Emerging Growth Company and Smaller Reporting Company Status

The Jumpstart Our Business Startups Act of 2012 permits an “emerging growth company” to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies until those standards would otherwise apply to private companies. Although we qualify as an emerging growth company, we have elected to not “opt out” of this provision and, as a result, we will adopt new or revised accounting standards at the time private companies adopt the new or revised accounting standard and will do so until such time that we either (i) irrevocably elect to “opt out” of such extended transition period or (ii) no longer qualify as an emerging growth company.

We are also a “smaller reporting company” meaning that the market value of our stock held by non- affiliates plus the proposed aggregate amount of gross proceeds to us as a result of this offering is expected to be less than $700 million and our annual revenue was less than $100 million during the most recently completed fiscal year. We may continue to be a smaller reporting company after this offering if either (i) the market value of our stock held by non-affiliates is less than $250 million or (ii) our annual revenue was less than $100 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates is less than $700 million. If we are a smaller reporting company at the time that we cease to be an emerging growth company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company, we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K and, similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations regarding executive compensation.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not required.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

Except as disclosed in Note 9 – Debt and Note 14 – Subsequent Events in the Notes to the unaudited condensed consolidated financial statements of the Company, to the knowledge of our management, there is no other litigation currently pending, threatened or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

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
•
Our commercial success depends upon attaining and maintaining significant market acceptance of our current products, product candidates and future product candidates, if approved, among physicians, patients, healthcare payors and treatment centers.

•
Certain of the products we process are derived from human tissue and therefore have the potential for disease transmission.
•
If we cannot successfully address quality issues that may arise with our products, our brand reputation could suffer, and our business, financial condition, and results of operations could be adversely impacted.
•
Product liability lawsuits against us could cause us to incur substantial liabilities and to limit commercialization of any products that we may develop.
•
We contract with and are dependent upon independent sales agents and distributors.
•
Our product candidates are at an early stage of development and may not be successfully developed or commercialized.
•
The results of preclinical studies or earlier clinical trials are not necessarily predictive of future results. Our research and development products, including those in clinical trials and those that may advance into clinical trials, may not have favorable results in later clinical trials or receive regulatory approval.
•
If the FDA or any other regulatory authorities outside of the United States change the classification of a product candidate, we may be subject to additional regulations or requirements.
•
Additional time may be required to obtain regulatory approval for our research and development products because of their status as combination products.
•
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
•
We cannot be certain we will be able to obtain patent protection to protect our product candidates and technology.
•
If we fail to comply with our obligations in the agreements under which we may license intellectual property rights from third parties or otherwise experience disruptions to our business relationships with our licensors, we could lose rights that are important to our business.
•
Our intellectual property may not be sufficient to protect our products from competition, which may negatively affect our business as well as limit our partnership or acquisition appeal.
•
Our future success is dependent, in part, on the performance and continued service of our officers and directors.
•
We may require additional capital to support our growth plans, and such capital may not be available on terms acceptable to us, if at all. This could hamper our growth and adversely affect our business.
•
Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern.
•
We may become involved in litigation that may materially adversely affect us.
•
We face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than we do.
•
The current economic downturn may harm our business and results of operations.
•
We will need to grow the size of our organization in the future, and we may experience difficulties in managing this growth.
•
We expect the price of our common stock may be volatile and may fluctuate substantially.

Risks Related to Commercializing of our Marketed Products, Current Product Candidate and Future Product Candidates, if Approved

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
•
the clinical indications and patient populations for which the product or product candidates is approved;
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
•
Our ability to attract corporate partners, including medical device, biotechnology and pharmaceutical companies, to assist in commercializing our proposed products; and
•
Our ability to market our products and product candidates, if approved.

Physicians, patients, payers or the medical community in general may be unwilling to accept, utilize or recommend any of our products, proposed formulations or product candidates, if approved. If we are unable to obtain regulatory approval, commercialize and market our proposed formulations or product candidates when planned, we may not achieve any market acceptance or generate revenue.

Our products and product candidates, if approved, may become subject to unfavorable pricing regulations or third-party coverage and reimbursement policies, which would harm our business.

In the United States and in other countries, patients who are provided medical treatment for their conditions generally rely on third-party payors to reimburse all or part of the costs associated with their treatment. We believe our success depends on obtaining and maintaining coverage and adequate reimbursement for our products and product candidates, if approved, and the extent to which patients will be willing to pay out-of-pocket for such products. For further discussion on coverage and reimbursement, see the section titled “Business Overview - Government Regulation - Coverage and Reimbursement” in our proxy statement/prospectus filed with the SEC on June 23, 2023.

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

We are unable to predict what changes will be made to the reimbursement methodologies used by third-party payers in the future. As a result of the continuing evaluation and assessment of these expected payments, our estimates for expected payments could change. We cannot be sure that reimbursement will be available for any product that we commercialize and, if reimbursement is available, the level of such reimbursement. Reimbursement may impact the demand for, or the price of, any product or product candidates for which we obtain marketing approval. Adequate third-party reimbursement might not be available to enable us to maintain price levels sufficient to realize an appropriate return on investment in our products and future product development. If reimbursement is not available or is available only at limited levels, our ability to successfully commercialize any product or product candidates for which we obtain marketing approval may be adversely affected.

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

We will need substantial additional funding. If we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate our product development programs or commercialization efforts.

We expect to devote substantial financial resources to our ongoing and planned activities, particularly in our research and development pipeline as we continue research and development on new and existing products, initiate additional clinical trials of, and seek regulatory approval for, these and other product candidates, as applicable. We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance our preclinical activities and clinical trials. In addition, if we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. Given current uncertainty in the capital markets and other factors, such funding may not be available on terms favorable to us or at all. If we are unable to raise capital when needed or on acceptable terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

Disputes may also arise between us and our investors or lenders. Such disputes may result in expensive arbitration, litigation or other dispute resolution, which may not be resolved in our favor and may adversely impact our financial condition. For example, on the closing of the Business Combination, the Company repaid $2,649,873 to the Holders, which represented the original principal amount of the Convertible Notes plus accrued interest at a rate of 25%, which the Company believes is the maximum rate permissible under New York State usury laws. In addition, the Company issued Puritan 25,000 shares of freely tradeable common stock. Following the closing of the Business Combination, both Holders have provided notice to the Company demanding additional payment of principal and interest on the Convertible Notes, in approximate amount of $600,000 per each Holder at the closing of the Business Combination with additional interest thereon. In the case of Puritan, following the Business Combination, Puritan alleged that the Business Combination constituted a “Fundamental Transaction” under the terms of the Convertible Note Warrants, resulting in a purported right for Puritan to require the Company to repurchase such Convertible Note Warrants at a purchase price equal to the Black-Scholes Value of the unexercised portion of such Convertible Note Warrants as of the closing of the Business Combination. Puritan calculated the cash amount of such repurchase to be $1,914,123. The Company believes that this calculation is inaccurate. In the case of the other Holder, that Holder demanded to be provided its share of the Convertible Note Warrants. Puritan has also asserted damages in connection with the timing of the issuance to it of 25,000 shares of freely tradeable common stock. The Company believes that it provided freely tradeable shares to Puritan at the same time as other public shareholders. Puritan’s total claims inclusive of the amounts paid at Closing Date exceed $4,050,000 in connection with a loan for which the Company received $1,000,000. Management of the Company believes that its obligations under the Convertible Notes and Convertible Note Warrants have been satisfied and that no additional payments are due to the Holders, and the Company has conveyed its position to the Holders. There can be no assurance that these or similar matters will not result in expensive arbitration, litigation or other dispute resolution, including but not limited to in the litigation filed by Puritan, which may not be resolved in our favor and may adversely impact our financial condition.

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

With respect to foreign markets, approval procedures vary among countries and, in addition to the aforementioned risks, can involve additional product testing, administrative review periods and agreements with pricing authorities. Any delay in obtaining, or inability to obtain, applicable regulatory approvals could prevent us from commercializing our product candidates. Specifically, Carmell plans to submit for a CE Mark approval in the European Union, which may or may not be successful. The new Medical Devices Regulation (Regulation (EU) 2017/745) in the European Union (“EU MDR”) became applicable in the European Union on May 26, 2021 and may make approval times longer and standards more difficult to pass, given the new Regulation imposes more stringent requirements in respect of device safety and clinical evaluation. Any delay in obtaining, or inability to obtain, applicable regulatory approvals could prevent us from commercializing our product candidates, if approved. In addition, our Notified Body is experiencing significant EU MDR-related delays, which has significantly limited our ability to interact and work with our Notified Body. It is not known when these delays will be resolved, and this could significantly delay any potential EU CE Mark approvals.

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
•
obtaining an IRB or ethics committee approval to conduct a clinical trial at a prospective site; and
•
identifying, recruiting and enrolling patients to participate in a clinical trial; retaining patients who have initiated a clinical trial but may withdraw due to adverse events from the therapy, insufficient efficacy, fatigue with the clinical trial process or other issues.

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

We are pursuing multiple programs in aesthetics in addition to our BHA and Tissue Healing Accelerant (“THA”) research and development products, for which we have not yet initiated any clinical studies. As a result, we may forego or delay pursuit of opportunities with other product candidates or, for other indications for which there may be a greater likelihood of success or may prove to have greater commercial potential. Notwithstanding our investment to date and anticipated future expenditures, we may never successfully develop, any marketed treatments using these products. Research programs to identify new product candidates or pursue alternative indications for current product candidates require substantial technical, financial and administrative support.

Also, pursuing more than one program at a time, may cause the company to deplete the necessary resources to finalize the necessary work on the lead program, BHA, for severe tibia fractures. As all of the programs that we envision pursuing are costly, time consuming and have inherent regulatory risks, pursing more than one program at any time may dilute our resources, both human and financial.

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

Identifying and qualifying patients to participate in clinical trials of BHA, is key to our success. The timing of our clinical trials depends in part on the rate at which we can recruit patients to participate in clinical trials of our product candidates, and we may experience delays in our clinical trials if we encounter difficulties in enrollment. If we experience delays in our clinical trials, the timeline for obtaining regulatory approval of our product candidates will most likely be delayed.

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
•
patients who do not complete the trials for personal reasons; and
•
issues with Contract Research Organizations (“CROs”), clinical trial investigators, IRBs, and/or with other vendors that may be involved in our clinical trials.

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

If we experience delays in the completion of, or termination of, any clinical trials of our product candidates, the commercial prospects of our product candidates could be harmed, and our ability to generate product revenue from any of our product candidates, if approved, could be delayed or prevented. In addition, any delays in completing our clinical trials would likely increase our overall costs, impair product candidates development and jeopardize our ability to obtain regulatory approval relative to our current plans. Any of these occurrences may harm our business, financial condition, and prospects significantly.

The results of preclinical studies or earlier clinical trials are not necessarily predictive of future results. Our research and development candidates in clinical trials, and any other product candidates that may advance into clinical trials, may not have favorable results in later clinical trials or receive regulatory approval.

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

BHA has been classified by the FDA as a biologic/device combination product, containing the Company’s core technology of PBM plus ß Tri-Calcium Phosphate (“ß-TCP”). BHA has been assigned to the Center for Biologics Evaluation and Research (“CBER”) as the lead agency center for review and regulation, and we plan to complete studies to support a BLA as the basis for marketing authorization. If the FDA determines that BHA or another product candidate should be classified as a different type of product, we may be subject to additional regulations and requirements.

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

Additional time may be required to obtain regulatory approval for our research and development product candidates because of their status as combination products.

BHA is a biologic-device combination product that requires coordination within the FDA and comparable foreign regulatory authorities for review of its device and biologic components, and our future product candidates may similarly be regulated as combination products. Although the FDA and comparable foreign regulatory authorities have systems in place for the review and approval of combination products such as ours, we may experience delays in the development and commercialization of our product candidates due to regulatory timing constraints and uncertainties in the product development and approval process. Of note, prior clearance or approval of one component of a combination product does not increase the likelihood that FDA will approve a later product combining the previously cleared product or approved active ingredient with a novel active ingredient.

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

Advertising and promotion of any product candidate that obtains approval in the U.S. is heavily scrutinized by the FDA, the Department of Justice, the Office of Inspector General of Health and Human Services, state attorneys general, members of Congress and the public. A company can make only those claims relating to safety and efficacy, purity and potency that are consistent with the FDA approved label. Additionally, advertising and promotion of any product candidate that obtains approval outside of the U.S. is heavily scrutinized by comparable foreign regulatory authorities.

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

As of the date of this filing, we have fourteen full-time employees and one part-time employee. We also have engaged and plan to continue to engage regulatory consultants to advise us on our dealings with the FDA and other foreign regulatory authorities and have been and will be required to retain additional consultants and employees.

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

As is common in the biologix, pharmaceutical and medical device industry, we engage the services of consultants to assist in the development of our product candidates. Many of these consultants were previously employed at, or may have previously been or are currently providing consulting services to, other healthcare and life science companies, including our competitors or potential competitors.

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

The patent positions of medical device and biologix companies are uncertain and involve complex legal and factual questions. We may incur significant expenses in protecting our intellectual property and defending or assessing claims with respect to intellectual property owned by others. Any patent or other infringement litigation by or against us could cause us to incur significant expenses and divert the attention of our management.

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

Under the license agreement with CMU, we have exclusive rights to develop and commercialize plasma-based bioactive material, also known as “Biocompatible Plasma-Based Plastics” for all fields of use and all worldwide geographies. We are required to use our best efforts to effect introduction of the licensed technology into the commercial market as soon as possible and meet certain milestones as stipulated within the agreement. CMU retains the right to use any derivative technology developed by us as a result of the use of this technology and retains the intellectual property rights to the licensed technology under the agreement including patents, copyrights, and trademarks. We may establish all proprietary rights for the Company in the intellectual property developed by us which includes, or is based in whole or in part on, the licensed technology under the agreement, which may also include Carmell-created modifications, enhancements or other technology, whether in the nature of trade secrets, copyrights, patents or other rights. CMU has the right to use such intellectual property developed by us solely for research, education, academic and/or administrative purposes. In addition, we own all right, title and interest (including patents, copyrights, and trademarks) in and to the results of collaboration that are developed solely by us while CMU owns all of the right, title and interest (including patents, copyrights and trademarks) in and to the results of collaboration that are developed solely by CMU. Our rights to use these patents and employ the inventions claimed in these licensed patents, as well as the exploitation of licensed technology and know-how, are subject to the continuation of, and our compliance with, the terms of our license agreement with CMU. If our license agreement with CMU is terminated, we may not be able to develop, manufacture, market or sell the product candidates covered by our agreement and those being tested or approved in combination with such product. Such an occurrence could materially adversely affect the value of the product candidates being developed under any such agreement.

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

A third party may also challenge the validity, enforceability or scope of the intellectual property rights that we license or own; and, the result of these challenges may narrow the claim scope of or invalidate patents that are integral to our product candidates in the future. There can be no assurance that we will be able to successfully defend patents we own or licensed in an action against third parties due to the unpredictability of litigation and the high costs associated with intellectual property litigation among other factors.

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

We are presently dependent largely upon the experience, abilities and continued services of the our Senior Leadership including, our Chief Executive Officer, Rajiv Shukla. The loss of services of Mr. Shukla could have a material adverse effect on our business, financial condition or results of operation. In addition, other key executives are important to the ongoing capability of the company to advance the programs through the clinical and regulatory pathway. The competition of executive talent may make it difficult to replace any of these key positions in a timely manner.

We may require additional capital to support our growth plans, and such capital may not be available on terms acceptable to us, if at all. This could hamper our growth and adversely affect our business.

We intend to continue to make significant investments to support our business growth and may require additional funds to respond to business challenges, improve our operating infrastructure or acquire complementary businesses, personnel and technologies. Accordingly, we may need to engage in equity, equity-linked or debt financings to secure additional funds, including for possible use in acquisitions. If we raise additional funds through future issuances of equity, equity-linked or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock.

Any additional debt financing that we secure in the future could involve offering additional security interests and undertaking restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. Additionally, if we seek to access additional capital or increase our borrowing, there can be no assurance that debt or equity financing may be available to us on favorable terms, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired, and our business, results of operations and financial condition may be harmed.

Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern.

As of September 30, 2023 and December 31, 2022 we had cash on hand of $7,968,502 and $128,149, respectively and a working capital deficit of $3,922,004 and $6,689,745.

The accompanying unaudited financial statements have been prepared on the basis that the Company will continue as a going concern, which assumes the realization of assets and the satisfaction of liabilities in the normal course of business. As of September 30, 2023, we have had no income from continuing operations, and, before the AxBio Acquisition, we did not have a commercial product or service. The Company has historically relied on raising capital to fund the Company’s operations. Based on our cash balance as of the date of filing these financial statements and projected cash needs for the next twelve months, management estimates that it will need to raise additional capital to cover operating and capital requirements. Management will need to raise the additional funds through issuing additional shares of common stock or other equity securities or obtaining debt financing. There can be no assurance that any required future financing can be successfully completed on a timely basis, or on terms acceptable to the Company. Based on these circumstances, management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The financial statements do not include any adjustments that may be necessary should we be unable to continue as a going concern.

We may become involved in litigation that may materially adversely affect us.

From time to time, we may become involved in various legal proceedings relating to matters incidental to the ordinary course of our business, including intellectual property, commercial, product liability, employment, class action, whistleblower, shareholder derivative suits and other litigation and claims, and governmental and other regulatory investigations and proceedings. The Holders of the Convertible Notes have alleged that the Company owes additional principal and interest thereon and is required to repurchase the Convertible Note Warrants. Puritan has filed suit seeking to recover such amounts allegedly owed. Management of the Company believes that its obligations under the Convertible Notes have been satisfied and that no additional payments are due to the Holders, and the Company has conveyed its position to the Holders. Nevertheless, we cannot assure you that we will prevail. In addition, in October 2023, the Company received demands to arbitrate claims from several former executives and other former employees or consultants of the Company for alleged unpaid compensation relating to periods prior to the termination of their relationships with the Company. Such claims seek aggregate compensation of approximately $800,000. Such matters can be time-consuming, divert management’s attention and resources, cause us to incur significant expenses or liability or require us to change our business practices. Because of the potential risks, expenses and uncertainties of litigation, we may, from time to time, settle disputes, even where we believe that we have meritorious claims or defenses. Because litigation is inherently unpredictable, we cannot assure you that the results of any of these actions will not have a material adverse effect on our business.

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

We have generated very little product revenue and have incurred significant losses to date. We expect to continue to incur losses for the foreseeable future and may never generate product revenue or be profitable.

Since inception, and prior to the AxBio Acquisition, we generated no product revenue, and after the AxBio Acquisition we have generated only a small amount of revenue. For the nine months ended September 30, 2023 and 2022, we had a loss from operations of $7,899,628 and $2,719,639, respectively, and negative cash flows from operations of $5,203,795 and $1,129,539, respectively. To date, we have financed our operations primarily through the sale of equity securities and convertible debt. We have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and clinical trials, and we anticipate that our expenses will continue to increase over the next several years as we continue these activities. Accordingly, we expect to continue to incur substantial operating losses for the foreseeable future, which may fluctuate significantly from quarter-to-quarter and year-to-year.

To become and remain profitable, we must succeed in realizing the benefits of the AxBio Acquisition and obtaining marketing approval for our product candidates, and in developing and commercializing additional product candidates that generate operating revenue. We may never succeed in these activities and, even if we do, may never generate revenue that is sufficient to achieve profitability.

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

We will face competition from numerous medical device, pharmaceutical and biotechnology enterprises, as well as from academic institutions, government agencies and private and public research institutions for our current products and product candidates. We cannot provide any assurances that any other company will not obtain FDA approval for similar products that might adversely affect our ability to develop and market our products, if approved, in the U.S. We are aware that other companies have intellectual property protection and have conducted clinical trials. Our commercial opportunities will be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer side effects or are less expensive than any product or product candidates that we may develop and for which we receive approval. Competition could result in reduced sales and pricing pressure on our current product or product candidates, if approved, which in turn would reduce our ability to generate meaningful revenues and have a negative impact on our results of operations. In addition, significant delays in the development of our product candidates could allow our competitors to bring products to market before we do and impair our ability to commercialize our product candidates, if approved. The biotechnology industry is intensely competitive and involves a high degree of risk. We compete with other companies that have far greater experience and financial, research and technical resources than us. Potential competitors in the U.S. and worldwide are numerous and include medical device, pharmaceutical and biotechnology companies, educational institutions and research foundations, many of which have substantially greater capital resources, marketing experience, research and development staffs and facilities than ours. Some of our competitors may develop and commercialize products that compete directly with those incorporating our technology or may introduce products to market earlier than our product candidates, if approved, or on a more cost-effective basis. Our competitors compete with us in recruiting and retaining qualified scientific and management personnel as well as in acquiring technologies complementary to our technology. We may face competition with respect to potential efficacy and safety, ease of use and adaptability to various modes of administration, acceptance by physicians, the timing and scope of regulatory approvals, availability of resources, reimbursement coverage, price and patent position, including the potentially dominant patent positions of others. An inability to successfully complete our product development or commercializing our product candidates, if approved, could result in our having limited prospects for establishing market share or generating revenue.

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

As a result of these factors, these competitors may obtain regulatory approval of their products before we are able to obtain patent protection or other intellectual property rights, which will limit our ability to develop or commercialize our current product candidates, if approved. Our competitors may also develop products that are safer, more effective, more widely used and cheaper than ours, and may also be more successful than us in manufacturing and marketing their products. These appreciable advantages could render our product candidates, if approved, obsolete or non-competitive before we can recover the expenses of development and commercialization. In addition, we may not be successful in establishing license agreements with strategic distributors necessary for commercializing in each of the therapeutic areas and therefore would need to try to commercialize with a direct sales and marketing organization. Under this approach, the expense to commercialize new products is high and there are no guarantees that we will be able to raise the necessary capital to commercialize our technology independently.

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

Hostilities in Ukraine and Israel could have a material adverse effect, including the availability and cost of services that we rely upon for our business operations, which could have a material adverse impact on our business operations.

Russia’s invasion of Ukraine, which has persisted for months, and the global response, including the imposition of sanctions by the United States and other countries, could create or exacerbate risks facing our business. In addition, recent hostilities in Israel could also create or exacerbate risks facing our business. Given the continuing conflicts, our supply chain could be disrupted due to the demise of commercial activity in impacted regions and due to the severity of sanctions on the businesses that we and our suppliers rely on. Further, state-sponsored cyberattacks could expand as part of the conflict, which could adversely affect our and our suppliers’ ability to maintain or enhance key cyber security and data protection measures.

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

As of September 30, 2023, we had fourteen full-time employees and one part-time employee. We will need to grow the size of our organization in order to support our continued development and commercialization of our products and potential commercialization of our product candidates. As our development and commercialization plans and strategies continue to develop, our need for additional managerial, operational, manufacturing, sales, marketing, financial and other resources may increase. Our management, personnel and systems currently in place may not be adequate to support this future growth. Future growth would impose significant added responsibilities on members of management, including:

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

We expect to continue to incur increased costs as a result of operating as a public company and our management will be required to devote substantial time to compliance initiatives and corporate governance practices.

As a public company, we incur and expect to continue to incur additional significant legal, accounting and other expenses in relation to our status as a public reporting company. We expect that these expenses will further increase after we are no longer an emerging growth company. We may need to hire additional accounting, finance and other personnel in connection with our continuing efforts to comply with the requirements of being a public company, and our management and other personnel will need to continue to devote a substantial amount of time towards maintaining compliance with these requirements. In addition, the Sarbanes-Oxley Act of 2002 and rules subsequently implemented by the SEC and Nasdaq have imposed various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (Section 404), we will be required to furnish a report by our management on our internal controls over financial reporting, including an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. However, while we remain an emerging growth company, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed period, we will be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. If we identify one or more material weaknesses, this could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

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

Our current and future operations may be directly, or indirectly through our relationships with investigators, health care professionals, customers and third-party payors, subject to various U.S. federal and state healthcare laws and regulations. Healthcare providers, physicians and others play a primary role in the recommendation and prescription of any therapies for which we may obtain marketing approval. These laws impact, among other things, our research activities and proposed sales, marketing and education programs and constrain our business and financial arrangements and relationships with third-party payors, healthcare professionals who participate in our clinical research program, healthcare professionals and others who recommend, purchase, or provide our approved therapies, and other parties through which we market, sell and distribute our therapies for which we obtain marketing approval. In addition, we may be subject to patient data privacy and security regulation by both the U.S. federal government and the states in which we conduct our business, along with foreign regulators (including European data protection authorities). Finally, our current and future operations are subject to additional healthcare-related statutory and regulatory requirements and enforcement by foreign regulatory authorities in jurisdictions in which we conduct our business. For further discussion on healthcare laws and other compliance requirements, see the section titled “Business Overview – Government Regulation – Healthcare Laws and Regulations” in our proxy statement/prospectus filed with the SEC on June 23, 2023.

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

The United States and many foreign jurisdictions have enacted or proposed legislative and regulatory changes affecting the healthcare system that could prevent or delay marketing approval of our product candidates or any future product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell a product for which we obtain marketing approval. Changes in applicable laws, rules, and regulations or the interpretation of existing laws, rules, and regulations could impact our business in the future by requiring, for example: (i) changes to our manufacturing arrangements; (ii) additions or modifications to product labeling; (iii) the recall or discontinuation of our products; or (iv) additional record-keeping requirements. If any such changes were to be imposed, they could adversely affect the operation of our business. For further discussion on healthcare reform, see the section titled “Business Overview - Government Regulation - Healthcare Reform” in our proxy statement/prospectus filed with the SEC on June 23, 2023.

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

Risk Relating to our Common Stock

We expect the price of our common stock may be volatile and may fluctuate substantially.

The stock market in general and the market for biotechnology companies in particular, have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many factors, including:

•
commercialization and sales of our products;
•
the results of our efforts to discover, develop, acquire or in-license product candidates or products, if any;
•
failure or discontinuation of any of our research programs;
•
actual or anticipated results from, and any delays in, any future clinical trials, as well as results of regulatory reviews relating to the approval of any product candidates we may choose to develop;
•
the level of expenses related to any product candidates that we may choose to develop or clinical development programs we may choose to pursue;
•
disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;

•
announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures and capital commitments;
•
additions or departures of key scientific or management personnel;
•
variations in our financial results or those of companies that are perceived to be similar to us;
•
new products, product candidates or new uses for existing products introduced or announced by our competitors, and the timing of these introductions or announcements;
•
results of clinical trials of product candidates of our competitors;
•
general economic and market conditions and other factors that may be unrelated to our operating performance or the operating performance of our competitors, including changes in market valuations of similar companies;
•
regulatory or legal developments in the United States and other countries;
•
changes in the structure of healthcare payment systems;
•
conditions or trends in the biotechnology and biopharmaceutical industries;
•
actual or anticipated changes in earnings estimates, development timelines or recommendations by securities analysts;
•
announcement or expectation of additional financing efforts;
•
sales of common stock by us or our stockholders in the future, as well as the overall trading volume of our common stock; and
•
the other factors described in this “Risk Factors” section.

In the past, following periods of volatility in companies’ stock prices, securities class-action litigation has often been instituted against such companies. Such litigation, if instituted against us, could result in substantial costs and diversion of management’s attention and resources, which could materially and adversely affect our business and financial condition.

Future resales of common stock may cause the market price of our securities to drop significantly, even if our business is doing well.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock.

As restrictions on resale end and registration statements for the sale of the shares held by parties who have contractual registration rights are available for use, the sale or possibility of sale of these shares could have the effect of increasing the volatility in the market price of our common stock, or decreasing the market price itself. As a result of any such decreases in price of our common stock, purchasers who acquire shares of our common stock may lose some or all of their investment.

Any significant downward pressure on the price of our common stock as the selling stockholders sell the shares of our common stock, or the prospect of such shares could encourage short sales by the selling stockholders or others. Any such short sales could place further downward pressure on the price of our common stock.

We are required to register the issuance of the shares underlying the warrants issued in Alpha’s initial public offering. We may incur substantial costs in connection with such registration statement and the issuance of such shares may result in dilution to holders of our common stock and the issuance of any such shares upon a cashless exercise of the warrants would not result in the receipt by the Company of any cash proceeds thereof.

Pursuant to the Warrant Agreement entered into upon closing of Alpha’s initial public offering, Alpha agreed to file a registration statement with the SEC to register the issuance of the shares of common stock upon exercise of the warrants issued in Alpha’s initial public offering. The Company prepared and filed such registration statement on August 7, 2023. The registration statement was not declared effective by the 60th business day following the closing of the Business Combination. As a result, until such registration statement is declared effective by the SEC, such warrants may be exercised by the holders thereof on a cashless basis.

The Company has incurred substantial costs in connection with the filing of the registration statement. The Company will be required to amend the registration statement to include certain financial statements of AxBio and to update certain financial and other information with respect to the Company since the date of the original filing of the registration statement. The Company may incur substantial costs in connection with such amendment and completion of the SEC review process. In addition, for as long as the warrants remain exercisable on a cashless basis until the effectiveness of the registration statement, the Company would not be able to receive any cash proceeds from the exercise thereof, preventing such potential proceeds from improving the Company’s liquidity position. Any shares issuable upon exercise of the warrants, for cash or on a cashless basis, would also increase the number of shares outstanding and available for sale, which could result in downward pressure on the price of our common stock.

We are required to seek stockholder approval to issue shares upon conversion of the Series A Preferred Stock. The preparation of the proxy statement for such shareholder approval may be expensive and time consuming.

A portion of the merger consideration for the AxBio Acquisition consists of shares of Series A Preferred Stock, which may only be converted into shares of our common stock following receipt of stockholder approval. The remaining equity consideration paid by the Company for the AxBio Acquisition consisted of shares of our common stock, but the number of such shares was capped at 19.99% of the total number of shares of our common stock outstanding as of the AxBio Closing Date in accordance with Nasdaq rules. The merger agreement for the AxBio Acquisition requires us to seek to obtain stockholder approval of the issuance of the underlying shares of common stock issuable upon conversion of the Series A Preferred Stock. We will be required to file a proxy statement with the SEC for a stockholder meeting to approve such issuance. While we expect to seek such stockholder approval at our next annual meeting of stockholders in order to minimize legal, accounting and other costs in connection with the preparation and filing of such proxy statement, we are past the contractual deadline for filing the proxy statement. If the former stockholders of AxBio require us to seek stockholder approval at a special meeting of stockholders prior to our next annual meeting, we may incur substantial additional expenses in connection therewith.

Our issuance of additional capital stock in connection with financings, acquisitions, investments, the Equity Incentive Plan or otherwise will dilute all other stockholders.

We expect to issue additional capital stock in the future that will result in dilution to all other stockholders. We expect to grant equity awards to employees, directors and consultants under the Equity Incentive Plan. We may also raise capital through equity financings in the future. As part of our business strategy, we may acquire or make investments in complementary companies, products or technologies and issue equity securities to pay for any such acquisition or investment. Any such issuances of additional capital stock may cause stockholders to experience significant dilution of their ownership interests and the per share value of our common stock to decline.

We are an “emerging growth company,” and the reduced disclosure requirements applicable to emerging growth companies may make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act. For so long as we remain an emerging growth company, we will be permitted to and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include:

•
not being required to comply with the auditor attestation requirements in the assessment of our internal control over financial reporting;
•
not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements;
•
reduced disclosure obligations regarding executive compensation; and
•
exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

We may choose to take advantage of some, but not all, of the available exemptions. We cannot predict whether investors will find our common stock less attractive if we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and the price of our common stock price may be more volatile.

We do not anticipate paying any cash dividends on our capital stock in the foreseeable future; capital appreciation, if any, will be your sole source of gain as a holder of our common stock.

We have never declared or paid cash dividends on shares of our capital stock. We currently plan to retain all of our future earnings, if any, and any cash received as a result of future financings to finance the growth and development of our business. Accordingly, capital appreciation, if any, of our common stock will be the sole source of gain for our common stockholders for the foreseeable future.

If securities analysts do not publish research or reports about our business or if they publish negative evaluations of our common stock, the price of our common stock could decline.

The trading market for our common stock relies in part on the research and reports that industry or financial analysts publish about us or our business. We do not have any control over these analysts. If one or more of the analysts covering our business downgrade their evaluations of our common stock, the price of our common stock could decline. In addition, if one or more of these analysts cease coverage or fail to regularly publish reports on our business, we could lose visibility in the financial markets, which in turn could cause our common stock price or trading volume to decline.

If we were to be delisted from Nasdaq, it could reduce the visibility, liquidity and price of our common stock.

There are various quantitative listing requirements for a company to remain listed on The Nasdaq Capital Market, including maintaining a minimum bid price of $1.00 per share and Nasdaq equity standards. There is no guarantee that we will be able to continue complying with the minimum bid price rule, the minimum equity standard or other Nasdaq requirements.

Provisions in our amended and restated certificate of incorporation and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our common stock and could entrench management.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

Insider Trading Arrangements

During the three months ended September 30, 2023, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 6. Exhibits.

Furnish the exhibits required by Item 601 of Regulation S-K (§ 229.601 of this chapter).

Number	Description
10.1

First Amendment to Agreement and Plan of Merger, by and among Carmell Therapeutics Corporation, Aztec Merger Sub, Inc. and Axolotl Biologix, Inc., dated August 9, 2023 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on August 14, 2023)..

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules` 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Carmell Corporation

Date: November 14, 2023	By:	/s/ Rajiv Shukla
Name: Rajiv Shukla
Title: Chief Executive Officer and Executive Chairman

Carmell Corporation

Date: November 14, 2023	By:	/s/ Bryan J. Cassaday
Name: Bryan J. Cassaday
Title: Chief Financial Officer