Form 10-K/A
period 2023-12-31
Carmell Corp
filed 2024-04-29
CIK 1842939

507654890.2

ROC

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K/A

Amendment No. 1

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

Registrant’s telephone number, including area code: (412) 894-8248

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

The aggregate market value of the registrant’s Class A Common Stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $159.1 million, based on the closing price of the registrant’s Class A Common Stock as reported on the Nasdaq Capital Market on such date. This determination of affiliate status is not a determination for other purposes.

The number of shares of the registrant’s Common Stock outstanding as of April 24, 2024 was 20,730,559.

DOCUMENTS INCORPORATED BY REFERENCE

None.

507654890.2

i

507654890.2

EXPLANATORY NOTE

Carmell Corporation (the “Company,” “Carmell,” “we,” “us,” or “our”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) to amend our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, originally filed with the Securities and Exchange Commission (the “SEC”) on April 1, 2024 (the “Original Form 10-K,” together with Amendment No. 1, our “Annual Report”), to (i) include the information required by Items 10 through 14 of Part III of Form 10-K and (ii) delete the reference on the cover page of the Original Form 10-K to the incorporation by reference of portions of our definitive proxy statement for our 2024 annual meeting of stockholders (the “Annual Meeting”) in Part III of such Original Form 10-K. The information required by Items 10 through 14 of Part III of Form 10-K was previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above-referenced items to be incorporated in the Form 10-K by reference to our definitive proxy statement if such proxy statement is filed no later than 120 days after our fiscal year-end. We are filing this Amendment No. 1 to provide the information required in Part III of Form 10-K because our definitive proxy statement for the Annual Meeting containing such information will not be filed with the SEC within 120 days after the end of the fiscal year covered by the Original Form 10-K.

In accordance with Rules 12b-15 and 13a-14(a) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have also amended Item 15 of Part IV of the Original Form 10-K to include currently dated certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from our principal executive officer and principal financial officer. Because no financial statements have been included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, the corresponding certifications have been omitted. Similarly, because no financial statements have been included in this Amendment No. 1, certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 have been omitted.

Except as set forth above, no other Items of the Original Form 10-K have been amended or revised in this Amendment No. 1, and all such other Items shall be as set forth in such Original Form 10-K. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Form 10-K and our other filings with the SEC. Certain capitalized terms used and not otherwise defined in this Amendment No. 1 have the meanings given to them in the Original Form 10-K.

507654890.2

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors

The following table sets forth information concerning our directors as of April 24, 2024. The biographical description of each director includes the specific experience, qualifications, attributes and skills that our Board of Directors (the “Board”) would expect to consider if it were making a conclusion currently as to whether such person should serve as a director.

Name	Age	Position
Rajiv Shukla	49	Chairman, Chief Executive Officer and Class III Director
David Anderson	71	Class I Director
Rich Upton	60	Class I Director
Kathryn Gregory	62	Class II Director
Scott Frisch	55	Class II Director
Gilles Spenlehauer	64	Class II Director
Patrick Sturgeon	47	Class III Director

Rajiv Shukla has been our Chairman and Chief Executive Officer since inception and has two decades of experience in buyouts, investments and operations in the healthcare industry. Mr. Shukla served as Chairman and Chief Executive Officer of Alpha Healthcare Acquisition Corp. (“AHAC”), a Nasdaq-listed special purpose acquisition company that raised $100 million in its initial public offering in September 2020. In August 2021, AHAC successfully closed its initial business combination with Humacyte, Inc. (“Humacyte”), a clinical-stage biotechnology platform company developing universally implantable bioengineered human tissue at a commercial scale, together with a concurrent $175 million private placement from several fundamental healthcare investors. Mr. Shukla served as Chairman and Chief Executive Officer of Constellation Alpha Capital Corp. (“CNAC”), a Nasdaq-listed special purpose acquisition company, from June 2017 to August 2019. CNAC raised $144 million in proceeds from a Nasdaq initial public offering and successfully closed its initial business combination with DermTech, Inc., or DermTech, in August 2019. DermTech is a molecular dermatology company that develops and markets non-invasive diagnostic tests. The transaction was financed in part with proceeds from a private placement transaction with investors including RTW Investments, Farallon Capital, Victory RS Science and Technology Fund, Irwin Jacobs, RTW Investments and HLM Venture Partners. Mr. Shukla has served as Director of Humacyte since August 2021. From August 2019 to August 2022, Mr. Shukla served as an independent director on the board of directors of InflammX Therapeutics, formerly known as Ocunexus Therapeutics, a clinical-stage biotech company. From June 2013 to May 2015, Mr. Shukla served as Chief Executive Officer of Pipavav Defence & Offshore Engineering Company (now Reliance Naval and Engineering Ltd.), an Indian-listed shipbuilding and defense manufacturing company. In this role, he successfully implemented an extensive financial restructuring project and sold control to the Reliance ADA Group. Between 2008 and 2013, Mr. Shukla worked as an investor at ICICI Venture, Morgan Stanley Investment Management and Citi Venture Capital International. Throughout his career, Mr. Shukla has been involved in numerous investments in healthcare companies. As a private equity investor, Mr. Shukla was involved with numerous control and minority healthcare investments and served as a member of the board of directors of I-ven Medicare, a hospital roll-up platform comprising multiple control investments and significant minority stakes in tertiary care hospitals and outpatient treatment centers, Ranbaxy Fine Chemicals Ltd, a roll-up of specialty chemicals and animal health businesses, Swiss Bio, a U.S. based clinical CRO, Bharat Biotech, a vaccine company, three specialty pharma companies: Arch Pharmalabs, Malladi Drugs and Unimark Remedies. From 2001 to 2006, Mr. Shukla served as Senior Director at Pfizer, Inc. In this role, he played a key role in several acquisitions, including Pharmacia in 2003, Meridica in 2004, Vicuron Pharmaceuticals and Idun Pharmaceuticals in 2005, and Rinat Neuroscience in 2006. Mr. Shukla also led the operational integration of these organizations into Pfizer across multiple sites around the world. Mr. Shukla graduated from Harvard University with a Master's in Healthcare Management and Policy and received a Bachelor’s in Pharmaceutics from the Indian Institute of Technology. We believe that Mr. Shukla is qualified to serve on our Board due to his extensive executive, operations, finance, and investment experience.

David Anderson has served as a member of Carmell’s Board since July 2016. Mr. Anderson has been a successful entrepreneur in the orthopedic medical device field for over 25 years. He has led five orthopedic organizations: Orteq Sports Medicine (CEO), Osteotech (Executive VP), Bionx Implants (CEO), Replication Medical (Founder and Director), and Gentis (CEO). Mr. Anderson was a founder of Osteotech and was the founder and CEO of Bionx Implants which he grew through over 60 product approvals to over $20 million in sales in less than three years. He was also part of the team that created Integra LifeSciences and has been an active Board member of multiple public medical technology companies. He has raised over $350 million in venture capital, taken a company through the IPO route onto Nasdaq, and has been a part of multiple M&A transactions. Mr. Anderson received his B.S. in Chemical Engineering from Cornell University. We believe that Mr. Anderson is qualified to serve on our Board due to his extensive executive leadership experience.

507654890.2

Rich Upton has served as a member of the Board since April 2011. Mr. Upton is a General Partner at Harbor Light Capital Partners, a private investment firm seeking to invest in early-stage companies. Previously, he was the founder and President of Upton Advisors, LLC, a boutique investment bank serving middle-market and emerging healthcare companies throughout the United States. Mr. Upton has been advising companies since 1992, both as a senior healthcare investment banker for Salomon Brothers and later as an independent adviser. In addition to Carmell Therapeutics, Mr. Upton serves on the boards of Anuncia Medical (Chairman), Alcyone Therapeutics and Medicinal Genomics Corp, and previously served on the boards of Home Diagnostics, Inc. (NASDAQ: HDIX - acquired by Nipro Corporation), Castlewood Surgical and Courtagen Life Sciences. Mr. Upton currently serves on the investment committee of the Endowment for Health and served ten years on the investment committee of the New Hampshire Charitable Foundation. He is also the former Chairman of The Pine Hill Waldorf School. Mr. Upton received his M.B.A. degree from The Darden School at the University of Virginia and a dual B.A. degree in Economics and English from Amherst College. We believe that Mr. Upton is qualified to serve on our Board due to his experience as an investor and familiarity with the financial operations of a broad range of companies.

Kathryn Gregory joined the Board in 2021. Ms. Gregory has over 25 years of executive leadership experience in both startup and midsized biotechnology and pharmaceutical companies. Ms. Gregory has extensive experience in international business development, including corporate strategy, negotiations, mergers and acquisitions, alliance management and operational expertise in marketing, strategic sourcing and procurement. Ms. Gregory is currently Vice President and Head of Global Business Development at Antengene Corporation, a hematology and oncology company focused on innovative medicines for patients in the Asia Pacific Region and worldwide. Prior to Antengene, Ms. Gregory was Chief Business Officer of Aileron Therapeutics, a Boston-based oncology company. Previously, Ms. Gregory was President of KG BioPharma Consulting LLC, a strategic advisory company, where she assisted small and mid-size biopharma companies in a range of corporate strategy and business development activities. Prior to her consulting career, Ms. Gregory was Co-Founder and CEO of Seneb BioSciences, an early-stage, rare disease company that was sold to a mid-sized biotech firm in 2017. Earlier in her career, Ms. Gregory worked in senior roles in pharmaceutical and biotechnology companies, including Purdue Pharma, where she was responsible for business development transactions for new therapeutic indications. Prior to Purdue, Ms. Gregory was at Shire Pharmaceuticals and was responsible for business development transactions for the Neuroscience and Ophthalmology business units. Ms. Gregory received her M.B.A. from Pepperdine University and her B.A. from the University of California, Berkeley. We believe that Ms. Gregory is qualified to serve on our Board due to her extensive executive leadership experience.

Scott Frisch currently serves as Chief Operating Officer and Chief Financial Officer of AARP. AARP is the nation’s largest nonprofit, nonpartisan organization focused on issues affecting more than 100 million people ages 50 and older. In this role, he leads AARP’s operational and financial matters, including human resources, information technology, real estate and facilities management, as well as data and analytics performance management. Previously, Mr. Frisch served as Managing Director at Bank of America, Chief Financial Officer at Natixis Asset Management Services, and Assistant Controller at Putnam Investments. Mr. Frisch began his career at KPMG in an audit role. He graduated from Villanova University with a bachelor’s in accounting. We believe that Mr. Frisch is qualified to serve on our Board due to his extensive finance and operations experience.

Dr. Gilles Spenlehauer currently serves as Scientific Director of SDTech Group, a chemical manufacturing company. Prior to this role, he spent 17 years at L’Oreal, the world’s biggest cosmetics company, where he served in various leadership roles - most recently as Department Head of Science and Skills of the Future and as Worldwide Head of Advanced Research where he led a team of 700 scientists that contributed to numerous product innovations and were involved in scientific due diligence of acquisitions. Before L’Oreal, Dr. Spenlehauer served as Head of Pharmaceutical Sciences for Pfizer’s R&D operations in the UK. He began his career as a Scientist at Rhone-Poulenc Rorer in Paris, France. He graduated with a PhD in Biopharmacy from the Paris-Sud University with a post-doctoral fellowship in peptides from Washington University in St. Louis. We believe that Dr. Spenlehauer is qualified to serve on our Board due to his extensive experience in the cosmetics and life sciences industries.

Patrick Sturgeon currently serves as a Managing Director at Brookline Capital Markets, a division of Arcadia Securities, LLC (“BCAC”), since March 2016 and previously served as our Chief Financial Officer from inception until June 2023, and has nearly two decades of experience with M&A and equity capital market transactions in the healthcare and other sectors. Mr. Sturgeon served as Chief Financial Officer of Brookline Capital Acquisition Corp., a Nasdaq-listed special purpose acquisition company that raised $50 million in its initial public offering in January 2021 and successfully closed its initial business combination with Apexigen in August 2022. He has also served as a Managing Director at Brookline Capital Markets, a division of Arcadia Securities, LLC (“BCAC”) since March 2016. At Brookline, Mr. Sturgeon focuses on mergers and acquisitions, public financing, private capital raising, secondary offerings, and capital markets. On the public financing front, he focuses on SPAC transactions, primarily underwritten initial public offerings and initial business combinations. From July 2013 to February 2016, Mr. Sturgeon served as a Managing Director at Axiom Capital Management. He worked at Freeman & Co. from October 2002 to November 2011, where he focused on mergers and acquisitions in the financial services sector. Mr. Sturgeon received his B.S. in Economics from the University of Massachusetts, Amherst and his M.B.A. in Finance from New York University. We believe that Mr. Sturgeon is qualified to serve on our Board due to his extensive operations, finance, and investment experience.

507654890.2

Executive Officers

The following table sets forth information regarding our executive officers as of April 24, 2024:

Name	Age	Position
Rajiv Shukla	49	Chairman, Chief Executive Officer and Class III Director
Bryan Cassaday	55	Chief Financial Officer

Rajiv Shukla serves as Carmell’s Chief Executive Officer and Chairman. Information on Mr. Shukla is included above under “Directors.”

Bryan Cassaday currently serves as Carmell’s Chief Financial Officer and previously served as Carmell’s Interim Chief Financial Officer from June 2023 to November 2023. Mr. Cassaday has over 30 years of experience serving in strategic financial leadership positions across multiple industries ranging in size from mid-size private-equity portfolio companies to large, publicly traded corporations. Prior to joining Carmell, Mr. Cassaday was the Controller for Nevakar, Inc., a commercial-stage biopharmaceutical with an extensive portfolio of products in the areas of ophthalmics and critical care injectables. In this role, Mr. Cassaday managed the accounting, finance, financial reporting, and planning functions. Prior to Nevakar, Mr. Cassaday was the Chief Financial Officer of Atalian Global Services from 2019 to 2020, Controller and Acting Chief Financial Officer of EMCOR Facilities Services from 2015 to 2019, and Controller of SeeChange Health from 2013 to 2015. From 1993 to 2013, Mr. Cassaday held accounting and finance leadership roles at Nationwide Financial, Prevail InfoWorks, Delaware Investments, and Delphi Financial Group. Mr. Cassaday began his career in Ernst & Young’s assurance group, where he was a senior auditor from 1990 to 1993. Mr. Cassaday received his B.S. in Accounting from Drexel University and is a Certified Public Accountant and Chartered Global Management Accountant.

Family Relationships and Certain Legal Proceedings

There are no family relationships between any of our directors or executive officers. There are no legal proceedings related to any of the directors or executive officers that must be disclosed pursuant to Item 401(f) of Regulation S-K.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act and regulations of the SEC thereunder require our directors, officers and persons who own more than 10% of our Common Stock, as well as certain affiliates of such persons, to file initial reports of their ownership of our Common Stock and subsequent reports of changes in such ownership with the SEC. Directors, officers and persons owning more than 10% of our Common Stock are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based solely on our review of the copies of such reports and amendments thereto received by us and written representations from these persons that no other reports were required, we believe that during the fiscal year ended December 31, 2023, our directors, officers and owners of more than 10% of our Common Stock complied with all applicable filing requirements, except:

•
Randolph W. Hubbell filed one late Form 4 with respect to seven transactions;
•
Rajiv Shukla filed three late Form 4s with respect to a total of ten transactions;
•
Bryan Cassaday filed one late Form 4 with respect to one transaction;
•
Each of David Anderson, Scott Frisch, Kathryn Gregory, Gilles Spenlehauer, and

Patrick Sturgeon filed one late Form 4 with respect to two transactions, and

•
Each of Gilles Spenlehauer and Scott M. Frisch filed a late Form 3.

Code of Ethics

Our Board has adopted a Code of Ethics that applies to all of our employees, officers and directors, including our Chief Executive Officer, Chief Financial Officer and other executive and senior financial officers. The full text of our Code of Ethics is available on our website at https://carmellcosmetics.com/pages/investors.

We intend to disclose future amendments to certain provisions of our Code of Ethics, or waivers of certain provisions as they relate to our directors and executive officers, at the same location on our website or in public filings. The information on our website is not intended to form a part of or be incorporated by reference into this proxy statement.

Identifying and Evaluating Director Nominees

Our nominating and corporate governance committee is responsible for identifying individuals qualified to become members of our Board and ensuring that our Board has the requisite expertise and that its membership consists of persons with sufficiently diverse and independent backgrounds. Our nominating and corporate governance committee, in recommending director candidates for election to

507654890.2

our Board, is expected to consider candidates who, at a minimum, have high standards of personal and professional ethics and integrity, proven achievement and competence in the nominee’s field and ability to exercise sound business judgment, skills that are complementary to those of the existing Board, the ability to assist and support management and make significant contributions to the Company’s success, and an understanding of the fiduciary responsibilities that are required of a member of the Board and the commitment of time and energy to diligently carry out those responsibilities. In evaluating director candidates, our nominating and corporate governance committee also considers the following criteria:

•
The current size and composition of the Board and the needs of the Board and the respective committees thereof;
•
Such factors as character, integrity, professionalism, judgment, diversity, independence, skills, education, expertise, business acumen, business experience, length of service, understanding of the Company’s business and industry, other commitments and the like (the committee evaluates these factors, among others, and does not assign any particular weight or priority to any of these factors);
•
Whether the proposed director candidate has demonstrated notable or significant achievements in business, education or public service and possesses the requisite intelligence, education, experience and dedication to make a significant contribution to the Board and bring a range of skills, diverse perspectives and backgrounds to its deliberations;
•
Whether the proposed director candidate, if elected, assists in achieving a mix of board members that represents a diversity of background and experience, inclusive of gender, race, ethnicity, age, gender identity, gender expression and sexual orientation; and
•
Other factors that the committee considers appropriate.

Other than the foregoing, there are no stated minimum criteria for director nominees or factors required to be considered by our nominating and corporate governance committee in evaluating director nominees, although our nominating and corporate governance committee may also consider such other factors as it may deem, from time to time, to be in our and our stockholders’ best interests. Our Board evaluates each individual in the context of the Board as a whole, with the objective of assembling a group that can best maximize the success of the business and represent stockholder interests through the exercise of sound judgment using its diversity of experience in these various areas. Although the nominating and corporate governance committee may consider whether nominees assist in achieving a mix of board members that represents a diversity of background and experience, we have no formal policy regarding board diversity.

Stockholders may recommend individuals to our nominating and corporate governance committee for consideration as potential director candidates by submitting the names of the recommended individuals, together with appropriate biographical information and background materials, to the nominating and corporate governance committee, c/o Carmell Corporation, 2403 Sidney Street, Suite 300, Pittsburgh, Pennsylvania 15203. In the event there is a vacancy, and assuming that appropriate biographical and background material has been provided on a timely basis, our nominating and corporate governance committee will evaluate stockholder-recommended candidates by following substantially the same process, and applying substantially the same criteria, as it follows for candidates submitted by others.

Audit Committee

The current members of the audit committee are Messrs. David Anderson, Scott Frisch, and Patrick Sturgeon. Mr. Anderson chairs the audit committee. Under the Nasdaq listing rules and applicable SEC rules, the audit committee is required to have at least three members. The Nasdaq listing rules and Rule 10A-3 of the Exchange Act also require that the audit committee of a listed company be composed solely of independent directors for audit committee purposes. Each member of our audit committee qualifies as an independent director for audit committee purposes under applicable rules. Each of David Anderson, Scott Frisch, and Patrick Sturgeon is financially literate, and David Anderson qualifies as an “audit committee financial expert” as defined in applicable SEC rules. During the fiscal year ended December 31, 2023, the audit committee met three times. The Board adopted a written charter for the audit committee, which sets out the following functions and responsibilities of the audit committee. The audit committee charter is located at https://carmellcosmetics.com/pages/investors.

The audit committee’s responsibilities include to:

•
oversee the accounting and financial reporting processes of the Company and the audits of the Company’s financial statements;
•
oversee the Company’s compliance with legal and regulatory requirements;
•
oversee the performance of the Company’s internal audit function;
•
monitor compliance on a quarterly basis with the terms of our initial public offering;
•
review and approve all payments made to our existing stockholders, executive officers or directors and their respective affiliates;
•
take, or recommend that the Board take, appropriate action to oversee the qualifications, independence and performance of the Company’s independent auditors;

507654890.2

•
prepare the report required by the rules of the SEC to be included in the Company’s annual proxy statement;
•
appoint, retain, terminate, and determine the compensation of, and assess the independence of, our independent auditors;
•
pre-approve audit and permissible non-audit services, and the terms of such services, to be provided by our independent auditors; and
•
conduct an appropriate review of all related party transactions for potential conflict of interest situations on an ongoing basis and the approval of the audit committee shall be required for all such transactions.

Item 11. Executive Compensation.

Executive Compensation

Our named executive officers, or NEOs, determined pursuant to Item 402 of Regulation S-K for the year ended December 31, 2023, consist of the following:

•
Rajiv Shukla, our Chairman and Chief Executive Officer;
•
Bryan Cassaday, our Chief Financial Officer;
•
Randolph Hubbell, our former Chief Executive Officer and President;
•
Donna Godward, our former Chief Quality Officer; and
•
James Hart, our former Chief Medical Officer.

2023 Summary Compensation Table

The following table presents information regarding the total compensation awarded to, earned by and paid to our NEOs for services rendered to us in all capacities for the year ended December 31, 2023. In addition to serving as our Chief Executive Officer, Mr. Shukla serves as the Chairman of our Board but receives no additional compensation for his service in this role.

		Salary		Option Awards	Total
Name and Principal Position	Year	($)		($)(7)	($)
Rajiv Shukla	2023	146,094	(1)	911,441	1,057,535
Chairman and Chief Executive Officer

Bryan Cassaday	2023	130,852	(2)	214,508	345,360
Chief Financial Officer

Randolph Hubbell	2023	334,663	(3)	—	334,663
Former Chief Executive Officer	2022	363,000	(4)	—	363,000

Donna Godward	2023	120,000	(5)	—
Former Chief Quality Officer	2022	170,000	(6)	40,000	210,000

James Hart	2023	120,000	(5)	—
Former Chief Medical Officer	2022	170,000	(6)	40,000	210,000
(1)
Mr. Shukla became our Chairman in July 2023 and our Chief Executive Officer in September 2023. The base salary amounts presented are prorated based on the 170 days in fiscal 2023 during which he was employed with us. Mr. Shukla's annual compensation is payable as follows: 75% in cash in accordance with the Company's standard payroll schedule and 25% payable quarterly in arrears in the form of fully vested shares of Common Stock based on the average daily price of the Common Stock for the quarter immediately preceding and ending on the date of grant. Please see the “Narrative Disclosure to the Summary Compensation Table” below for additional details regarding Mr. Shukla’s compensation arrangement.
(2)
Mr. Cassaday was appointed as Interim Chief Financial Officer in June 2023. The base salary amounts presented are prorated based on the 190 days in fiscal 2023 during which he was employed with us.
(3)
Effective as of August 31, 2023, Mr. Hubbell resigned as the Company’s Chief Executive Officer and President and as a member of the Board. The base salary amounts presented are prorated based on the 243 days in fiscal 2023 during which he was employed with us. On October 25, 2023, the Company and Mr. Hubbell entered into a separation agreement with respect to his compensation, providing for a cash payment of $450,000 related to unpaid salary for 2022 and portions of 2023, less applicable tax withholding, and monthly cash severance payments equal to an aggregate of $410,000 payable over a 12-month period. The separation agreement contained customary covenants and a release of claims and an acknowledgment by the Company and Mr. Hubbell as to the number of his vested stock options and the deadline for the exercise thereof. The deadline for such exercise has passed without the exercise of any such options.
(4)
This amount represents the base salary earned by Mr. Hubbell for service during 2022. A portion of that base salary was not paid during 2022 due to cash flow constraints. The following base salary for Mr. Hubbell was accrued but unpaid as of December 31, 2022: $299,337. Carmell paid such amounts in connection with Mr. Hubbell’s resignation effective as of August 31, 2023.

507654890.2

(5)
Effective as of August 31, 2023, Ms. Godward and Dr. Hart's consulting agreements were terminated. The amounts presented are prorated based on the 243 days in fiscal 2023 during which they were employed with us. In January 2024, the Company entered into a separation agreement with each of Ms. Godward and Dr. Hart with respect to their unpaid compensation, providing for a cash payment of $210,000 each related to unpaid salary for portions of 2021, 2022 and 2023 during which they were employed by Carmell. The separation agreement contains customary covenants and release of claims. In addition, the deadline for the exercise of each of Ms. Godward and Dr. Hart's vested stock options passed during 2023 without the exercise of any such options.
(6)
This amount represents amounts earned by Ms. Godward and Dr. Hart for service during 2022. A portion of that base salary was not paid during 2022 due to cash flow constraints. The following consulting fees were accrued but unpaid for each of for Ms. Godward and Dr. Hart, respectively as of December 31, 2022 was $95,000. In January 2024, Carmell paid such amounts in connection with Ms. Godward and Dr. Harts' resignations effective as of August 31, 2023.
(7)
Amounts shown in this column represent the aggregate grant date fair value of the stock options awarded to the NEOs in fiscal year 2022 and 2023. These values have been determined in accordance with FASB ASC Topic 718 using a Black-Scholes model. For a discussion of the assumptions and methodologies used to calculate the amounts referred to above, please see the discussion of option awards contained in Note 2-Summary of Significant Accounting Policies to Carmell’s financial statements included in its Original Form 10-K. The amounts reported in this column reflect the accounting cost for these stock options and do not correspond to the actual economic value that may be received by the NEOs upon the exercise of the stock options.

Narrative Disclosure to the Summary Compensation Table

Elements of Compensation

The compensation of our NEOs generally consists of base salary, annual cash bonus opportunities, long-term incentive compensation in the form of equity awards and other benefits, as described below.

2023 Base Salaries

The base salary payable to each NEO is intended to provide a fixed component of compensation reflecting the executive’s skill set, experience, role, responsibilities, and contributions. Each NEO’s initial base compensation was specified in their employment agreement, as described below, and is reviewed (and, if applicable, adjusted) from time to time by our Board's compensation committee (the “Compensation Committee”). For 2023, the NEOs annualized base compensation was equal to $425,000 for Rajiv Shukla and $245,000 for Bryan Cassaday, $410,000 for Randy Hubbell, $180,000 for Donna Godward, and $180,000 for James Hart. The amount for Mr. Hubbell reflects a 13% increase to his annual base salary rate in effect at the end of 2022 in order to align with market pay levels for executives with similar duties and responsibilities.

Annual Performance-Based Bonus

Our NEOs are eligible for a performance-based cash bonus opportunity expressed as a percentage of their respective annual base salary that can be achieved at a target level by meeting predetermined corporate and individual performance objectives. Mr. Shukla and Mr. Cassaday each have the opportunity to earn an annual bonus with a target of 50% and 20%, respectively, of their total base compensation in effect as of the end of the applicable year. The actual amount of such annual bonus paid is solely determined by our Compensation Committee based on the satisfactory achievement of corporate and/or personal objectives set by the committee. Our Compensation Committee determined not to pay the NEOs any performance-based cash bonuses for 2023 in order to conserve cash.

Long-Term Equity Awards

Carmell’s equity-based incentive awards are designed to align its interests and the interests of its stockholders with those of its employees and consultants, including the NEOs. The Board or Compensation Committee approves equity-based grants. Mr. Shukla and Mr. Cassaday received options to purchase shares Common Stock in 2023. Such options vest over four years, with 25% of the option vesting on the one-year anniversary of the grant, with the remaining options vesting thereafter in equal monthly installments over a period of thirty-six (36) months. Vesting ceases immediately upon termination of employment or service for any reason, and any portion of this option that has not vested on or prior to the date of such termination is forfeited on such date. See “Outstanding Equity Awards at Fiscal Year-End” for more information regarding equity awards made in 2023 to the NEOs.

Employment Agreements with Our NEOs

Rajiv Shukla

In December 2023, we entered into an employment agreement with Mr. Shukla. Pursuant to the agreement, Mr. Shukla will receive total annual compensation of $425,000, which may be adjusted from time to time by the Compensation Committee. Mr. Shukla's annual compensation is payable as follows: 75% in cash in accordance with the Company's standard payroll schedule and 25% payable quarterly in arrears in the form of fully vested shares of Common Stock based on the average daily price of the Common Stock for the quarter

507654890.2

immediately preceding and ending on the date of grant. Mr. Shukla is also eligible to participate in our employee benefit plans that are generally available to other employees.

In addition, Mr. Shukla has the opportunity to earn an annual bonus with a target of 50% of his total annual compensation in effect at the end of the applicable year. The actual amount of such annual bonus paid is solely determined by our Compensation Committee based on the satisfactory achievement of corporate and/or personal objectives set by the committee. Such annual bonus, if any, will be paid as follows: 75% in cash and 25% in the form of fully vested shares of Common Stock based on the average daily price of the Common Stock for the quarter immediately preceding and ending on the date of grant.

The agreement also provides that Mr. Shukla is entitled to certain severance payments in connection with a termination of employment by Carmell without Cause (as defined in his employment agreement) or for Good Reason (as defined in his employment agreement) (each such termination, a “Qualifying Termination”), subject to his timely execution of a release of claims. If a Qualifying Termination occurs within three months prior or 18 months following a Change in Control (defined as a “Protected Period” in this employment agreement), Mr. Shukla would be entitled to receive monthly cash severance payments equal to one-twelfth of his annual salary for an 18-month period. If a Qualifying Termination occurs other than during the Protected Period, then Mr. Shukla would be entitled to receive such monthly cash severance payments for a 12-month period. In the event of a Qualifying Termination, Mr. Shukla would also be entitled to receive his compensation, including any bonus award already accrued, payment of the applicable monthly premium payable for COBRA continuation coverage for 12 months to the extent such premium exceeds the amount charged to active similarly-situated employees of the Company for the same coverage, and a Pro Rata Bonus (as defined in his employment agreement) based upon actual performance and pro-rated for the portion of the bonus period prior to termination. In the event that such a Qualifying Termination occurs during a Protected Period, Mr. Shukla would be entitled to receive his bonus at the target level, as well as accelerated vesting in full of all time-based equity awards, as more fully described in his employment agreement.

In connection with a termination of his employment for any other reason, Mr. Shukla would only be entitled to receive his compensation that has already accrued, provided that he would only be entitled to receive his accrued and unpaid bonus in connection with termination for death or disability.

Mr. Shukla's employment agreement also required him to enter into a restrictive covenants agreement that contains customary covenants, including with respect to certain confidentiality, non-competition and non-solicitation obligations.

Bryan Cassaday

In 2023, we entered into an employment agreement with Mr. Cassaday. Pursuant to the agreement, Mr. Cassaday will receive total annual compensation of $245,000, which may be adjusted from time to time by the Compensation Committee. In addition, Mr. Cassaday has the opportunity to earn an annual bonus with a target of 20% of his total annual compensation in effect at the end of the applicable year and is eligible to participate in our employee benefit plans that are generally available to other employees. . The actual amount of such annual bonus paid is solely determined by our Compensation Committee based on the satisfactory achievement of corporate and/or personal objectives set by the committee.

Under Mr. Cassaday's employment agreement, he is entitled to certain severance payments in connection with a termination of employment by the Company without Cause (as defined in his employment agreement) or by Mr. Cassaday for Good Reason (as defined in his employment agreement) (each such termination, a “Qualifying Termination”), subject to his timely execution of a release of claims. If a Qualifying Termination occurs within three months prior or 18 months following a Change in Control (defined as a “Protected Period” in his employment agreement), Mr. Cassaday would be entitled to receive monthly cash severance payments equal to one-twelfth of his annual salary for a six-month period. If a Qualifying Termination occurs other than during the Protected Period, then Mr. Cassaday would be entitled to receive such monthly cash severance payments for a nine-month period. In the event of a Qualifying Termination, Mr. Cassaday would also be entitled to receive his compensation, including any bonus award already accrued, payment of the applicable monthly premium payable for COBRA continuation coverage for six months to the extent such premium exceeds the monthly amount charged to active similarly-situated employees of the Company for the same coverage, and a Pro Rata Bonus (as defined in his employment agreement) based upon actual performance and pro-rated for the portion of the bonus period prior to termination. In the event that such a Qualifying Termination occurs during a Protected Period, Mr. Cassaday would be entitled to receive his bonus at the target level, as well as accelerated vesting in full of all time-based equity awards, as more fully described in the Employment Agreement.

In connection with a termination of his employment for any other reason, Mr. Cassaday would only be entitled to receive his compensation that has already accrued, provided that he would only be entitled to receive his accrued and unpaid bonus in connection with termination for death or disability.

507654890.2

Mr. Cassaday's employment agreement also required him to enter into a restrictive covenants agreement that contains customary covenants, including with respect to certain confidentiality, non-competition and non-solicitation obligations.

Randolph Hubbell

Effective as of the closing of the Business Combination, Carmell entered into a new employment agreement with Mr. Hubbell, replacing the prior employment agreement, dated February 17, 2016, by and between Mr. Hubbell and the Company. Prior to Mr. Hubbell’s resignation in August 2023, the new employment agreement provided for Mr. Hubbell’s at-will employment and set forth an annual base salary of $410,000, a target annual bonus opportunity at 50% of base salary, and eligibility to participate in our employee benefit plans that are generally available to other employees. In addition, Mr. Hubbell’s new employment agreement provided that he may receive equity awards at time and on terms described by the compensation committee in its discretion.

Mr. Hubbell’s new employment agreement also provided for severance benefits upon the termination of his employment. Based on the terms of the new employment agreement, Mr. Hubbell, upon his resignation in August 2023, would have been entitled to twelve (12) months’ continuation of his base salary, which is being paid out monthly through September 2024.

Effective as of August 31, 2023, Mr. Hubbell resigned as the Company’s Chief Executive Officer and President and as a member of the Board. On October 25, 2023, the Company and Mr. Hubbell entered into a separation agreement with respect to his compensation, providing for a lump sum cash payment of $450,000, less applicable tax withholding and monthly cash severance payments equal to an aggregate of $410,000 payable over a 12-month period. The separation agreement contains customary covenants and a release of claims and an acknowledgment by the Company and Mr. Hubbell as to the number of his vested stock options and the deadline for the exercise thereof. The deadline for such exercise has passed without the exercise of any such options.

Donna Godward

In December 2020, Carmell entered into an amended and restated consulting agreement with Ms. Godward to serve as Carmell’s Chief Quality Officer, which set forth her monthly fee of $15,000 for her consulting services as well as reimbursement of reasonable out-of-pocket expenses. Ms. Godward’s consulting agreement also provided for the continued vesting of previously granted option awards in accordance with terms of each grant agreement (and in accordance with the 2009 Plan). Her agreement allowed for immediate termination by either party.

In September 2022, Carmell entered into a new consulting agreement with Ms. Godward. The new consulting agreement replaced her prior consulting agreement described above. The new consulting agreement generally provides for the same terms as Ms. Godward’s prior consulting agreement, such as the same monthly fee of $15,000 for approximately twenty (20) hours per week of services. The new consulting agreement provides for termination by either party with sixty (60) days advanced written notice. In the event of her termination, Carmell will pay Ms. Godward for all fees incurred through the date of termination. The new consulting agreement also includes restrictive covenant provisions, such as customary prohibitions against competition with us and solicitation of our customers and employees, both during her term and for twelve (12) months following any termination.

Ms. Godward's consulting contract was terminated effective August 31, 2023. In January 2024, the Company and Ms. Godward entered into a separation agreement with respect to her unpaid compensation, providing for a cash payment of $210,000 related to unpaid salary for portions of 2021, 2022 and 2023 during which she was employed by Carmell. The separation agreement contains customary covenants and release of claims. In addition, the deadline for the exercise of Ms. Godward's vested stock options passed during 2023 without the exercise of any such options.

Dr. James Hart

In December 2020, Carmell entered into an amended and restated consulting agreement with Dr. Hart to serve as Carmell’s Chief Medical Officer, which set forth his monthly fee of $15,000 for his consulting services as well as reimbursement of reasonable out-of-pocket expenses. Dr. Hart’s consulting agreement also provided for the continued vesting of previously granted option awards in accordance with terms of each grant agreement (and in accordance with the 2009 Plan). His agreement allowed for immediate termination by either party.

In September 2022, Carmell entered into a new consulting agreement with Dr. Hart. The new consulting agreement replaced his prior consulting agreement described above. The new consulting agreement generally provides for the same material terms as Dr. Hart’s prior consulting agreement, such as the same monthly fee of $15,000 for approximately twenty (20) hours per week of services. The new consulting agreement provides for termination by either party with sixty (60) days advanced written notice. In the event of his termination, Carmell will pay Dr. Hart for all fees incurred through the date of termination. The new consulting agreement also includes restrictive covenant provisions, such as customary prohibitions against competition with us and solicitation of our customers and employees, both during his term and for twelve (12) months following any termination.

507654890.2

Dr. Hart's consulting contract was terminated effective August 31, 2023. In January 2024, the Company and Dr. Hart entered into a separation agreement with respect to his unpaid compensation, providing for a cash payment of $210,000 related to unpaid salary for portions of 2021, 2022 and 2023 during which he was employed by Carmell. The separation agreement contains customary covenants and release of claims. In addition, the deadline for the exercise of Dr. Hart's vested stock options passed during 2023 without the exercise of any such options.

Business Combination

Upon the closing of the Business Combination, each outstanding option to purchase common stock of the pre-combination operating company was converted into an option to purchase a number of shares of Common Stock equal to the number of shares of pre-combination operating company common stock subject to such option multiplied by the applicable exchange ratio in the Business Combination.

Restrictive Covenant Agreement

Mr. Shukla, Mr. Cassaday, and Mr. Hubbell also entered into Restrictive Covenant Agreements, which include customary prohibitions against competition with Carmell and solicitation of Carmell’s customers and employees, both during employment and for two (2) years following any cessation of employment. The Restrictive Covenant Agreement also includes standard provisions relating to the Company’s intellectual property rights and prohibiting the executive from disclosing confidential information. Mr. Shukla, Mr. Cassaday, and Mr. Hubbell's employment agreements are conditioned on continued compliance with his Restrictive Covenant Agreement.

Outstanding Equity Awards at 2023 Fiscal Year-End

The following table sets forth information concerning outstanding equity awards held by each of our NEOs as of December 31, 2023.

	Number of Securities Underlying
Name	Vesting Start Date	Unexercised Options Exercisable (#)	Unexercised Options Unexercisable (#)	Option Exercise Price ($/share)	Option Exercise Price ($/share)	Option Expiration Date
Rajiv Shukla	10/09/2023	—	426,878	2.88	2.88	10/09/1933
Bryan Cassaday	07/26/2023	—	100,000	3.00	3.00	07/26/1933
Randolph Hubbell	—	—	—	—	—	—
Donna Godward	—	—	—	—	—	—
James Hart	—	—	—	—	—	—
(1)
Options granted to Mr. Shukla and Mr. Cassaday in 2023 vest over four years, with 25% of the option vesting on the one-year anniversary of the grant, with the remaining options vesting thereafter in equal monthly installments over a period of thirty-six (36) months.

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

507654890.2

The maximum number of shares of Common Stock that may be issued under the 2023 Plan through incentive stock options is 1,046,408, provided that this limit will automatically increase on January 1 of each year for a period of not more than ten years, commencing on January 1, 2024 and ending on (and including) January 1, 2032, by an amount equal to the lesser of 1,500,000 shares or the number of shares added to the share pool as of such January 1, as described in clause (ii) of the preceding sentence. The following shares will be added (or added back) to the shares available for issuance under the 2023 Plan:

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

Under both the 2023 Plan and 2009 Plan, the Board and/or the Compensation Committee, at its discretion, may take such actions as it deems appropriate with respect to outstanding awards under the 2023 Plan and the 2009 Plan upon or in anticipation of a change in control (which includes certain merger, asset or stock transactions, certain changes in the Board composition and any other event deemed by the Board to constitute a change in control). Such actions may include (among other things) the acceleration of award vesting, the substitution of awards, the cancellation of unexercised or unvested awards and the redemption or cashout of awards. In the discretion of the Compensation Committee, any cash or other substitute consideration payable upon redemption or cashout of an award may be subjected to the same vesting terms that applied to the original award or earn-out, escrow, holdback or similar arrangements comparable to those applicable to stockholders in connection with the change in control.

Indemnification Agreements

We entered into indemnification agreements with each of our directors and executive officers. Each indemnification agreement provides for indemnification and advancements by us of certain expenses and costs relating to claims, suits or proceedings arising from his or her service to us or, at our request, service to other entities as officers or directors to the maximum extent permitted by applicable law.

401(k) Plan

We maintain a tax-qualified retirement plan that provides eligible employees, including our NEOs, with an opportunity to save for retirement on a tax-advantaged basis. Plan participants are able to defer eligible compensation subject to applicable annual limits established by the Internal Revenue Code of 1986, as amended, and any regulations promulgated thereunder. Employees’ pre-tax or Roth contributions are allocated to each participant’s individual account and are then invested in selected investment alternatives according to the participants’ directions. Employees are immediately and fully vested in their contributions. Carmell discretionary contributions to the plan are determined annually by the Board. No discretionary contributions were made to the 401(k) plan during the years ended December 31, 2023. Our 401(k) plan is intended to be qualified under Section 401(a) of the Code with our 401(k) plan’s related trust intended to be tax-exempt under Section 501(a) of the Code.

Health and Welfare Benefits

Our NEOs are eligible to participate in our health and welfare plans that are generally available to all of our employees, including medical, dental and vision benefits, short-term and long-term disability insurance and life insurance. In fiscal 2023, we did not provide our NEOs with any material perquisites.

507654890.2

Director Compensation

Non-Employee Director Compensation Policy

Directors who are not employees of the Company are eligible to receive compensation pursuant to our non-employee director compensation policy. Mr. Shukla, our Chairman and Chief Executive Officer, does not receive any compensation from us for his services on our Board.

Following the Business Combination on July 14, 2023, the Board adopted a non-employee director compensation policy retroactive to the date of the Business Combination, under which our non-employee directors are entitled to an annual retainer of $50,000, which is paid in quarterly installments.

Our Board may, in its discretion, permit a non-employee director to elect to receive any portion of the annual cash retainer in the form of fully vested shares of Common Stock in lieu of cash. In addition, following the Business Combination, our non-employee directors receive one-time option grants, which are intended to provide equity compensation for board service for four years following the grant. All equity awards granted under the non-employee director compensation policy following the closing of the Business Combination are granted under, and subject to the terms of, our 2023 Plan.

We also reimburse non-employee directors for reasonable travel and out-of-pocket expenses incurred in connection with attending Board and committee meetings.

Prior to the Business Combination, we did not have a formal policy to provide any cash or equity compensation to our non-employee directors for their service on our Board or Board committees.

Oversight of Non-Employee Director Compensation

Our non-employee director compensation is overseen by the compensation committee, which makes recommendations to our Board on the appropriate structure for our non-employee director compensation program and the appropriate amount of compensation to offer to our non-employee directors. Our Board is responsible for final approval of our non-employee director compensation program and the compensation paid to our non-employee directors.

2023 Director Compensation Table

The following table presents the total compensation for each person who served as a non-employee director of our Board during fiscal year 2023. Each of Mr. Shukla, our Chairman of the Board and Chief Executive Officer, and Mr. Hubbell, our former Chief Executive Officer, President, and director, did not receive any compensation from us for his service on the Board during the fiscal year ended December 31, 2023. Mr. Shukla’s and Mr. Hubbell's compensation during the fiscal year 2023 for their service as executive officers of the Company is set forth above in “Executive Compensation—2023 Summary Compensation Table.”

	Fees Earned or Paid in Cash	Option Awards	Total
Name	($)	($)(3)	($)
David Anderson	25,000	—	25,000
Scott Frisch (1)	12,500	155,394	167,894
Kathryn Gregory	25,000	—	25,000
Gilles Spenlehauer (1)	12,500	155,394	167,894
Patrick Sturgeon	25,000	155,394	180,394
Rich Upton	25,000	—	25,000
Randolph Hubbell (2)	—	—	—
Steve Bariahtaris	—	—	—
Jaime Garza	—	—	—
William Newlin	—	—	—

(1)
Scott Frisch and Gilles Spenlehauer were appointed as directors of the Company effective as of November 15, 2023. Each Mr. Frisch and Mr. Spenlehauer received pro rated non-employee director compensation for the quarter in which they joined the Board.
(2)
Each of William Newlin, Steve Bariahtaris, Jaime Garza and Randolph Hubbell resigned from their respective position as a director of the Company effective as of August 31, 2023, and did not receive compensation for their service as a director of the Company prior to such resignation.
(3)
As of December 31, 2023, our former non-employee directors held no outstanding stock awards and our current non-employee directors held unexercised stock options as follows:

507654890.2

Name (1)	Number of Shares of Common Stock Underlying Unexercised Options
David Anderson	76,878
Scott Frisch	76,878
Kathryn Gregory	76,878
Gilles Spenlehauer	76,878
Patrick Sturgeon	76,878
Rich Upton	76,878
(1)
The outstanding stock awards held by Mr. Shukla as of December 31, 2023 are reported under the table under "Outstanding Equity Awards at 2023 Fiscal Year-End" above.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information at 2023 Fiscal Year End

The following table sets forth information with respect to securities authorized for issuance under our equity compensation plans as of December 31, 2023:

Plan Category	(a) Number of Securities to be Issued upon Exercise of Outstanding Options (2)	(b) Weighted-Average Exercise Price of Outstanding Options(3)	(c) Number of Securities Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in column (a) (4)
Equity Compensation Plans Approved by Security Holders (1)	886,936	$2.99	1,591,933
Equity Compensation Plans Not Approved by Security Holders (5)	472,829	$2.16	—
Total	1,689,765	$2.72	1,591,933

_____________________________________________

(1)
Consists of the 2023 Plan. For more information regarding the 2023 Plan, see Note 12 to the consolidated financial statements in the Original Form 10-K.
(2)
Consists of outstanding stock options, each exercisable for one share of Common Stock.
(3)
Represents the weighted average exercise price of outstanding stock options.
(4)
Consists of shares of Common Stock that were available for future issuance under the 2023 Plan
(5)
Consists of the 2009 Plan. As of the effective date of the 2023 Plan, no new awards were made under the 2009 Plan. For more information regarding the 2009 Plan, see Note 12 to the consolidated financial statements in the Original Form 10-K.

Security Ownership of Certain Beneficial Owners, Executive Officers and Directors

The following table sets forth certain information known to us regarding the beneficial ownership of Common Stock as of April 24, 2024 for each of our NEOs, directors, all executive officers and directors as a group and each person known by us to be the beneficial owner of more than 5% of the Common Stock. Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security. Under those rules, beneficial ownership includes securities that the individual or entity has the right to acquire, such as through the exercise of warrants or stock options or the vesting of restricted stock units, within 60 days of April 24, 2024. Shares subject to warrants or options that are currently exercisable or exercisable within 60 days of April 24, 2024 or subject to restricted stock units that vest within 60 days of April 24, 2024 are considered outstanding and beneficially owned by the person holding such warrants, options or restricted stock units for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Except as noted by footnote, and subject to community property laws where applicable, based on the information provided to us, we believe that the persons and entities named in the table below have sole voting and investment power with respect to all shares shown as beneficially owned by them. Unless otherwise noted, the business address of each of our directors and executive officers is c/o Carmell Corporation, 2403 Sidney Street, Suite 300, Pittsburgh, Pennsylvania 15203. The percentage of beneficial ownership of our shares of Common Stock is calculated based on 20,730,559 shares of Common Stock outstanding as of April 24, 2024.

507654890.2

Name and Address of Beneficial Owners	Number of Shares	% of Class
Directors and Executive Officers
Rajiv Shukla (1)	4,298,434	21%
David Anderson (2)	73,551	*
Scott Frisch	5,381	*
Kathryn Gregory (3)	63,150	*
Gilles Spenlehauer	5,381	*
Patrick Sturgeon	6,727	*
Rich Upton (4) (5)	1,391,873	7%
Bryan Cassaday	1,940	*
Randolph W. Hubbell	—	—
Donna Godward	37,296	*
James Hart	37,307	*
All Directors and Executive Officers as a Group (8 Individuals)	5,844,497	28%
Five Percent Holders
Meteora Capital, LLC (6)	1,743,023	8%
Newlin Investment Company 1, LLC (7)	1,249,062	6%

* Less than 1%

(1)
Includes 4,249,908 shares of Common Stock directly owned by AHAC Sponsor III LLC. Mr. Shukla, Chairman and Chief Executive Officer, is the managing member of AHAC Sponsor III LLC. By virtue of this relationship, Mr. Shukla may be deemed to share voting and investment power with respect to the shares held of record by AHAC Sponsor III LLC. Mr. Shukla disclaims any such beneficial ownership except to the extent of his pecuniary interest.
(2)
Includes 66,824 shares of Common Stock that may be acquired by Mr. Anderson pursuant to the exercise of stock options within 60 days of April 24, 2024.
(3)
Includes 56,423 shares of Common Stock that may be acquired by Ms. Gregory pursuant to the exercise of stock options within 60 days of April 24, 2024.
(4)
Includes 52,854 shares of Common Stock that may be acquired by Mr. Upton pursuant to the exercise of stock options within 60 days of April 24, 2024.
(5)
Includes 1,230,484 shares of Common Stock directly owned by Carmell Series of Harbor Light Direct Investment, LLC and 108,535 shares of Common Stock directly owned by Harbor Light Direct Investment, LP. The business address of the entities listed above is 91 Court Street, Keene, NH 03431. Mr. Upton, a member of the Board, is General Partner at Harbor Light Capital Partners, which is affiliated with the entities listed above. By virtue of this relationship, Mr. Upton may be deemed to share voting and investment power with respect to the shares held of record by the entities listed above. Mr. Upton disclaims any such beneficial ownership except to the extent of his pecuniary interest.
(6)
Includes 1,743,023 shares of Common Stock directly owned by Meteora Capital, LLC and certain funds and managed accounts to which Meteora Capital, LLC serves as investment manager. The business address of the Meteora Capital, LLC is 1200 N. Federal Hwy, #200, Boca Raton, FL 33432. Vic Mittal, who serves as the Managing Member of Meteora Capital, LLC, may be deemed to share voting and investment power with respect to the shares held of record by Meteora Capital, LLC.
(7)
Includes 1,249,062 shares of Common Stock directly owned by Newlin Investment Company 1, LLC. The business address of the Newlin Investment Company 1, LLC is 428 Beaver Street, 2nd Floor, Sewickley, PA 15143. Mr. Newlin, a former member of the Board, is Chairman and Founder of Newlin Investment Company, L.P. By virtue of this relationship, Mr. Newlin may be deemed to share voting and investment power with respect to the shares held of record by Newlin Investment Company, L.P. Mr. Newlin disclaims any such beneficial ownership except to the extent of his pecuniary interest.

Change in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change of control of the Company.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Other than compensation and employment-related arrangements, including those described under the sections entitled “Executive Compensation” and “Director Compensation” in Item 11 of this Amendment No. 1, and the transactions described below, since January 1, 2022, there has not been, and there is not currently proposed, any transaction or series of similar transactions to which:

•
we were, or will be, a participant;
•
the amount involved exceeded or will exceed $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years; and

507654890.2

•
in which any director, executive officer, holder of 5% or more of any class of our capital stock or any member of the immediate family of, or entities affiliated with, any of the foregoing persons had, or will have, a direct or indirect material interest.

Investor Rights and Lock-up Agreement

On July 14, 2023, certain of the Carmell stockholders and investors entered into an agreement pursuant to which the parties (i) agreed not to effect any sale or distribution of any shares held by any of them during the agreed upon lock-up periods, (ii) were granted certain registration rights with respect to certain shares of securities held by them, and (iii) provided for certain provisions related to the Board, in each case, on the terms and subject to the conditions therein. Pursuant to this Investor Rights Agreement, AHAC Sponsor III LLC, a Delaware limited liability company, was granted certain rights to designate individuals for election to the Board.

Forward Purchase Agreement

On July 9, 2023, the Company (formerly known as Alpha Healthcare Acquisition Corp. III) and each of Meteora Special Opportunity Fund I, LP (“MSOF”), Meteora Capital Partners, LP (“MCP”) and Meteora Select Trading Opportunities Master, LP (“MSTO”) (with MCP, MSOF, and MSTO collectively as “Seller” or “Meteora”) entered into a forward purchase agreement (the “Forward Purchase Agreement”) for an OTC Equity Prepaid Forward Transaction. Pursuant to the terms of the Forward Purchase Agreement, at the closing of the Business Combination, the Sellers purchased directly from the redeeming shareholders of the Company 1,705,959 shares of Common Stock (“Recycled Shares”) at $10.279, which is the price equal to the redemption price at which holders of Common Stock were permitted to redeem their shares in connection with the Business Combination pursuant to Section 9.2(a) of the Company’s Second Amended and Restated Certificate of Incorporation (such price, the “Initial Price”).

In accordance with the terms of the Forward Purchase Agreement, the Sellers were paid an aggregate cash amount (the “Prepayment Amount”) equal to (x) the product of (i) the Recycled Shares and (ii) the Initial Price, or $17,535,632. The settlement date will be the earliest to occur of (a) the first anniversary of the Closing Date, (b) after the occurrence of (x) a Delisting Event or (y) a Registration Failure upon the date specified by Seller in a written notice delivered to Counterparty at Seller’s discretion (which settlement date shall not be earlier than the date of such notice). The transaction will be settled via physical settlement. Any Shares not sold in accordance with the early termination provisions described below will incur a $0.50 per share termination fee payable by the Combined Company to the Seller at settlement.

From time to time and on any date following the Business Combination (any such date, an “OET Date”) and subject to the terms and conditions below, Seller may, in its absolute discretion, and so long as the daily volume-weighted average price (“VWAP Price”) of the Shares is equal to or exceeds the Reset Price, terminate the transaction in whole or in part by providing written notice (an “OET Notice”) in accordance with the terms of the Forward Purchase Agreement. The effect of an OET Notice given shall be to reduce the Number of Shares by the number of Terminated Shares specified in such OET Notice with effect as of the related OET Date. As of each OET Date, Counterparty shall be entitled to an amount from Seller, and the Seller shall pay to Counterparty an amount, equal to the product of (x) the number of Terminated Shares multiplied by (y) the Initial Price in respect of such OET Date.

The Reset Price is initially $11.50 and subject to a $11.50 floor (the “Reset Price Floor”). The Reset Price shall be adjusted on the first scheduled trading day of every week commencing with the first week following the seventh day after the closing of the Business Combination to be the lowest of (a) the then-current Reset Price and (b) the VWAP Price of the shares of the Counterparty’s common stock of the prior week; provided that the Reset Price shall be no lower than $11.50.

On July 9, 2023, in connection with the Forward Purchase Agreement, the Seller entered into a Non-Redemption Agreement with Alpha, pursuant to which the Seller agreed not to exercise redemption rights under the Charter with respect to an aggregate of 100,000 Shares.

Related Party Loans

On acquisition, AxoBio had several promissory notes outstanding to Burns Ventures, LLC (the "Burns Notes") with total principal outstanding of $5,610,000 as of December 31, 2023. The owner of Burns Ventures LLC was the former owner of AxoBio. Interest on the notes is payable quarterly at a fixed interest rate of 7.00%. The notes require no monthly payments and are due in full at the maturity date of December 31, 2024. Accrued interest for the related party loans as of December 31, 2023 was $98,982, and interest expense incurred totaled $164,611 for the year ended December 31, 2023.

OrthoEx and Ortho Spine

The Company uses OrthoEx for 3PL services. The former Chief Executive Officer of AxoBio, who is currently serving as an advisor to the Company, has an equity interest in OrthoEx and is a member of OrthoEx’s Board of Directors. The Company incurred $41,752 of expenses from OrthoEx during the year ended December 31, 2023. As of December 31, 2023, the Company had a payable to this related

507654890.2

party of $8,650. The Company uses Ortho Spine Companies, LLC (“Ortho Spine”) for various consulting and marketing services. Ortho Spine is owned by one of the advisors to the Company. The Company incurred $79,167 of expenses from Ortho Spine for the year ended December 31, 2023. As of December 31, 2023, the Company had no payables to this related party.

Registration Rights Agreement

We have entered into a registration rights agreement pursuant to which certain of Alpha’s initial stockholders and their permitted transferees, if any, are entitled to certain registration rights with respect to the placement units, placement shares, the placement warrants, the securities issuable upon conversion of working capital loans (if any) and the shares of Common Stock issuable upon exercise of the foregoing and upon conversion of the founder shares.

Independent Directors

Applicable rules of Nasdaq require a majority of a listed company’s board of directors to be comprised of independent directors within one year of listing. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which, in the opinion of the Board, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our Board has determined that Messrs. David Anderson, Scott Frisch, Kathryn Gregory, Gilles Spenlehauer, Patrick Sturgeon, and Rich Upton are independent as that term is defined in applicable Nasdaq and SEC rules. In making its determinations, our Board has concluded that none of these directors has an employment, business, family or other relationship which, in the opinion of our Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. We expect that our independent directors will meet in executive session (without the participation of executive officers or other non-independent directors) at least two ]times each year.

Item 14. Principal Accounting Fees and Services.

The following is a summary and description of fees incurred by Adeptus Partners, LLC (PCAOB ID: 3686) located in Ocean, New Jersey for the fiscal years ended December 31, 2023 and 2022.

Fee Category	Year ended December 31, 2023	Year ended December 31, 2022
Audit Fees (1)	$ 167,000	$ 172,000
Total	$ 167,000	$ 172,000

(1)
Consists of fees for services related to the audit of the Company’s consolidated financial statements, quarterly reviews of the Company’s unaudited interim consolidated financial statements, and consultation on significant accounting matters.

Pre-Approval Policies and Procedures

The audit committee’s charter provides that the audit committee will pre-approve all auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for the Company by its independent registered public accounting firm, as required by the applicable rules promulgated pursuant to the Exchange Act, subject to exceptions described in the Exchange Act, which are approved by the audit committee before the completion of the audit. The audit committee may delegate authority to one or more members of the audit committee, including the authority to grant pre-approvals of audit and permitted non-audit services, provided that decisions of such chair of the audit committee to grant pre-approvals are presented to the full audit committee at its next scheduled meeting.

507654890.2

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this Annual Report on Form 10-K:

1. Consolidated Financial Statements:

Incorporated by reference to Item 15(a)(1) of the Original Form 10-K.

2. Financial Statement Schedules:

Incorporated by reference to Item 15(a)(2) of the Original Form 10-K.

3. Exhibits:

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

2.3†

Business Combination Agreement, dated as of January 4, 2023, by and among Alpha Healthcare Acquisition Corp. III, Candy Merger Sub, Inc. and Carmell Therapeutics Corporation. (incorporated by reference to Annex A to the proxy statement/prospectus contained in the Company’s Registration Statement on S-4/A filed with the SEC on June 23, 2023).

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

3.3	Bylaws of Carmell Therapeutics Corporation (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the SEC on July 29, 2021).
4.1	Description of Securities (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the SEC on April 1, 2024).
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

507654890.2

10.3+	2023 Equity Incentive Plan of Carmell Therapeutics Corporation (incorporated by reference to Exhibit 10.3 to Company’s Registration Statement on S-4/A filed with the SEC on June 23, 2023).
10.4

Form of Grant Agreement under 2023 Equity Incentive Plan of Carmell Therapeutics Corporation (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the SEC on April 1, 2024).

10.5

License Agreement, dated January 30, 2008, by and between Carnegie Mellon University and Carmell Therapeutics Corporation (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on S-4/A filed with the SEC on June 23, 2023).

10.6

Amendment #1 to the License Agreement, dated July 19, 2011, by and between Carnegie Mellon University and Carmell Therapeutics Corporation (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on S-4/A, filed with the SEC on June 23, 2023).

10.7

Amendment #2 to the License Agreement, dated February 8, 2016, by and between Carnegie Mellon University and Carmell Therapeutics Corporation (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on S-4/A, filed with the SEC on June 23, 2023).

10.8

Amendment #3 to the License Agreement, dated February 27, 2020, by and between Carnegie Mellon University and Carmell Therapeutics Corporation (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on S-4/A filed with the SEC on June 23, 2023).

10.9

Amendment #4 to the License Agreement, dated November 23, 2021, by and between Carnegie Mellon University and Carmell Therapeutics Corporation (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on S-4/A filed with the SEC on June 23, 2023).

10.10

Office Lease Agreement, dated March 27, 2017, by and between RJ Equities LP and Carmell Therapeutics Corporation (incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on S-4/A filed with the SEC on June 23, 2023).

10.11

Office Lease Agreement, dated March 21, 2019, by and between RJ Equities LP and Carmell Therapeutics Corporation (incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on S-4/A filed with the SEC on June 23, 2023).

10.12

First Amendment to Office Lease Agreement, dated March 21, 2019, by and between RJ Equities LP and Carmell Therapeutics Corporation (incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement on S-4/A filed with the SEC on June 23, 2023).

10.13

10% Original Issue Discount Senior Secured Convertible Note Due January 19, 2023, by and between Carmell Therapeutics Corporation and Puritan Partners LLC (incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement on S-4/A filed with the SEC on June 23, 2023).

10.14

10% Original Issue Discount Senior Secured Convertible Note Due January 19, 2023, by and between Carmell Therapeutics Corporation and Verition Multi-Strategy Master Fund Ltd. (incorporated by reference to Exhibit 10.22 to the Company’s Registration Statement on S-4/A filed with the SEC on June 23, 2023).

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

507654890.2

10.18	Forward Purchase Agreement, dated July 9, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 10, 2023).
10.19	Non-Redemption Agreement, dated July 9, 2023 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 10, 2023).
14.1#

Carmell Corporation Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the SEC on April 1, 2024).

21.1

Subsidiaries of Carmell Corporation (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the SEC on April 1, 2024).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3

Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the SEC on April 1, 2024).

31.4

Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the SEC on April 1, 2024).

32.1**

Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the SEC on April 1, 2024).

32.2**

Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the SEC on April 1, 2024).

97.1

Carmell Corporation Compensation Recovery Policy (incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the SEC on April 1, 2024)

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

# The Compnay's Code of Business Conduct and Ethics is posted to its corporate website, www.carmellcorp.com. A copy of the code can also be obtained by submitting a written request to the Company at 2403 Sidney Street, Suite 300, Pittsburgh, PA 15203 or by email to ethics@carmellcorp.com.

† Annexes, schedules and exhibits to this Exhibit omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.

507654890.2

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Carmell Corporation

Date: April 29, 2024	By:	/s/ Rajiv Shukla
Name: Rajiv Shukla
Chief Executive Officer and Chairman
(Principal Executive Officer)
Carmell Corporation

Date: April 29, 2024	By:	/s/ Bryan J. Cassaday
Name: Bryan J. Cassaday
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Rajiv Shukla	Chief Executive Officer and Chairman	April 29, 2024
Rajiv Shukla	(Principal Executive Officer)

/s/ Bryan Cassaday	Chief Financial Officer	April 29, 2024
Bryan Cassaday	(Principal Financial and Accounting Officer)

/s/ David Anderson	Director	April 29, 2024
David Anderson

/s/ Scott Frisch	Director	April 29, 2024
Scott Frisch

/s/ Kathryn Gregory	Director	April 29, 2024
Kathryn Gregory

/s/ Gilles Spenlehauer	Director	April 29, 2024
Gilles Spenlehauer

/s/ Patrick Sturgeon	Director	April 29, 2024
Patrick Sturgeon

/s/ Richard Upton	Director	April 29, 2024
Richard Upton