Form 10-Q
period 2024-03-31
Carmell Corp
filed 2024-05-15
CIK 1842939

ROC

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 10, 2024, the registrant had 20,803,228 shares of common stock, $0.0001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

CARMELL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2024	2023
	(unaudited)
ASSETS
Current assets:
Cash	$892,161	$2,912,461
Prepaid expenses	531,327	761,271
Forward purchase agreement	3,543,614	5,700,451
Assets available for sale	—	53,321,372
Income taxes receivable	204,559	204,559
Other current assets	17,563	—
Total current assets	5,189,224	62,900,114
Property and equipment, net of accumulated depreciation of $645,114 and $622,714, respectively	170,447	192,846
Operating lease right of use asset	797,617	831,656
Intangible assets, net of accumulated amortization of $47,691 and $46,559, respectively	23,055	24,187
Total assets	$6,180,343	$63,948,803

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$4,283,470	$4,417,234
Accrued interest	1,175,845	1,175,845
Accrued expenses and other liabilities	568,345	1,595,434
Loans payable, net of debt discount	731,340	1,288,598
Operating lease liability	146,552	150,136
Liabilities available for sale	—	29,874,831
Total current liabilities	6,905,552	38,502,078
Long-term liabilities:
Operating lease liability, net of current portion	666,450	697,715
Total liabilities	7,572,002	39,199,793

Commitments and contingencies (see Note 10)

Stockholders’ (deficit) equity:
Series A convertible voting preferred stock, $0.0001 par value; -0- and 4,243 shares authorized, issued and outstanding at March 31, 2024, and December 31, 2023, respectively	—	1
Common stock, $0.0001 par value, 250,000,000 shares authorized, and 19,361,068 and 23,090,585 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	1,936	2,309
Additional paid-in capital	60,380,765	83,250,101
Accumulated deficit	(61,774,360)	(58,503,401)
Total stockholders’ (deficit) equity	(1,391,659)	24,749,010
Total liabilities and stockholders’ (deficit) equity	$6,180,343	$63,948,803

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CARMELL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	March 31,
	2024	2023
Operating expenses:
Research and development	$429,420	$740,325
General and administrative	927,394	510,445
Depreciation and amortization of intangible assets	23,531	24,101
Restructuring charges	—	—
Total operating expenses	1,380,345	1,274,871
Loss from operations	(1,380,345)	(1,274,871)

Other income (expense):
Other income	9,054	34,541
Interest expense	(11,566)	(262,597)
Amortization of debt discount	(13,468)	(703)
Loss on forward purchase agreement	(2,156,837)	—
Change in fair value of derivative liabilities	—	(325,085)
Loss on debt extinguishment	—	—
Total other income (expense)	(2,172,817)	(553,844)
Loss from continuing operations before provision for income taxes	(3,553,162)	(1,828,715)

Provision for income taxes	—	—
Loss from continuing operations	(3,553,162)	(1,828,715)

Loss from discontinued operations attributable to common shareholders	(1,252,276)	—
Gain on sale of discontinued operations attributable to common shareholders	1,534,479
Net loss	(3,270,959)	(1,828,715)

Dividends on Legacy Series A, Legacy Series C-1, and Legacy C-2 preferred stock	—	(311,168)
Net loss attributable to common stockholders	$(3,270,959)	$(2,139,883)

Net (loss) income per common share - basic and diluted:
Net loss from continuing operations	$(0.16)	$(1.91)
Discontinued operations, net of tax	0.02	—
Net loss per common share	$(0.14)	$(1.91)

Weighted average of common shares outstanding - basic and diluted	22,915,160	1,122,529

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CARMELL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the Three Months Ended March 31, 2024 and 2023

(Unaudited)

	Series A Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at January 1, 2023	—	$—	896,580	$897	$4,590,855	$(42,382,291)	$(37,790,539)
Accrued Legacy Series A preferred stock dividends	—	—	—	—	—	(75,084)	(75,084)
Accrued Legacy Series C-1 preferred stock dividends	—	—	—	—	—	(18,716)	(18,716)
Accrued Legacy Series C-2 preferred stock dividends	—	—	—	—	—	(217,368)	(217,368)
Warrants issued in connection with Promissory Notes	—	—	—	—	6,112	—	6,112
Stock-based compensation expense	—	—	—	—	180,509	—	180,509
Net loss	—	—	—	—	—	(1,828,715)	(1,828,715)
Balance at March 31, 2023	—	$—	896,580	$897	$4,777,476	$(44,522,174)	$(39,743,801)

Balance at January 1, 2024	4,243	$1	23,090,585	$2,309	$83,250,101	$(58,503,401)	$24,749,010
Common Stock issued in connection with conversion of Promissory Notes	—	—	115,820	12	374,988	—	375,000
Stock received from AxoBio Disposition	(4,243)	(1)	(3,845,337)	(385)	(23,455,793)	—	(23,456,179)
Stock-based compensation expense	—	—	—	—	211,469	—	211,469
Net loss	—	—	—	—	—	(3,270,959)	(3,270,959)
Balance at March 31, 2024	—	$-	19,361,068	$1,936	$60,380,765	$(61,774,360)	$(1,391,659)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CARMELL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss from continuing operations	$(3,553,162)	$(1,828,715)
Loss from discontinued operations, net of tax	(1,252,276)	—
Gain on sale of discontinued operations	1,534,479
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of discontinued operations	(1,534,479)
Stock-based compensation	211,469	180,509
Depreciation and amortization of intangible assets	23,531	24,101
Amortization of right of use assets	34,039	35,809
Amortization of debt discount	13,468	703
Change in fair value of forward purchase agreement	2,156,837	—
Change in fair value of derivative liabilities	—	325,085
Changes in operating assets and liabilities:
Prepaid expenses	229,944	47,826
Assets available for sale	4,662,980	—
Other current assets	(17,563)	11,183
Accounts payable	(133,764)	159,097
Accrued expenses and other liabilities	(1,027,089)	337,258
Lease liability	(34,849)	(31,413)
Accrued interest	—	262,598
Liabilities available for sale	(2,389,343)	—
Net cash used in operating activities	(1,075,778)	(475,959)

Cash flows from investing activities
Cash paid in AxoBio Disposition	(748,796)	—
Net cash used in investing activities	(748,796)	—

Cash flows from financing activities:
Proceeds from issuance of loans and related warrants	31,538	375,000
Payment of loans	(227,264)	—
Net cash (used in) provided by financing activities	(195,726)	375,000

Net decrease in cash	(2,020,300)	(100,959)
Cash - beginning of the period	2,912,461	128,149
Cash - end of the period	$892,161	$27,190

Supplemental cash flow information:
Interest paid	$11,566	$37,037
Income taxes paid	—	—

Non-cash financing activity:
Net assets sold in AxoBio Acquisition	$21,921,697	$—
Fair value of shares received in AxoBio Disposition	23,456,179	—
Common Stock issued in connection with conversion of Promissory Notes	375,000	—
Accrued Legacy Series A preferred stock dividends	—	75,084
Accrued Legacy Series C-1 preferred stock dividends	—	18,716
Accrued Legacy Series C-2 preferred stock dividends	—	217,368
Warrants issued in connection with convertible notes	—	6,112
Unpaid deferred offering costs	—	660,426

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CARMELL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — NATURE OF THE ORGANIZATION AND BUSINESS

Unless the context requires otherwise, references to “Carmell,” or the “Company” prior to the closing of the Business Combination (as defined below), are intended to refer to Carmell Therapeutics Corporation, a Delaware corporation, (“Legacy Carmell”), and, after the closing of the Business Combination, are intended to refer to Carmell Corporation, a Delaware corporation, and its consolidated subsidiaries.

Carmell Corporation is a bio-aesthetics company developing cosmetic skincare and haircare products that utilize the human platelet secretome to topically deliver proteins and growth factors to support skin and hair health. The Company’s product pipeline also includes innovative bone and wound healing products that are under development. Carmell’s operations are based in Pittsburgh, Pennsylvania. The Company operates as a single segment, and all of its operations are located in the United States. Carmell’s common stock, par value $0.0001 per share (the “Common Stock”), and Redeemable Warrants, each whole warrant exercisable for one share of Common Stock at an exercise price of $11.50 (the “Public Warrants”), trade on The Nasdaq Capital Market under the ticker symbols “CTCX” and “CTCXW”, respectively.

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

Pursuant to the Business Combination Agreement, at the effective time of the Business Combination (the “Effective Time”), (i) each outstanding share of common stock of Legacy Carmell (the “Legacy Carmell common stock”) was converted into the right to receive a number of shares of Common Stock equal to the applicable Exchange Ratio (as defined below); (ii) each outstanding share of preferred stock of Legacy Carmell was converted into the right to receive the aggregate number of shares of Common Stock that would be issued upon conversion of the underlying Legacy Carmell common stock, multiplied by the applicable Exchange Ratio; (iii) each outstanding option and warrant to purchase Legacy Carmell common stock was converted into an option or warrant, as applicable, to purchase a number of shares of Common Stock equal to the number of shares of Legacy Carmell common stock subject to such option or warrant multiplied by the applicable Exchange Ratio; and (iv) each outstanding share of Alpha Class A common stock, par value $0.0001 per share (“Class A Common Stock”), and each share of Alpha Class B common stock, par value $0.0001 per share (“Class B Common Stock”), was converted into one share of Common Stock. As of the Closing Date, the Exchange Ratio with respect to Legacy Carmell common stock was 0.06154 and the Exchange Ratio with respect to each outstanding derivative equity security of Legacy Carmell was between 0.06684 and 0.10070.

On July 11, 2023, the record date for the special meeting of Alpha’s stockholders to approve the Business Combination (the “Special Meeting”), there were (i) 15,444,103 shares of Class A Common Stock issued and outstanding and (ii) 3,861,026 shares of Class B Common Stock issued and outstanding and held by AHAC Sponsor III LLC, Alpha’s sponsor (the “Sponsor”). In addition, on the closing date of Alpha’s initial public offering (the “IPO”), Alpha had issued 455,000 warrants to purchase Class A Common Stock to the Sponsor in a private placement. Prior to the Special Meeting, holders of 12,586,223 shares of Alpha Class A Common Stock included in the units issued in Alpha’s IPO (excluding 1,705,959 shares of the Class A Common Stock purchased by Meteora (as defined below) directly from the redeeming stockholders under the Forward Purchase Agreement (as defined below)) exercised their right to redeem such shares for cash at a price of approximately $10.28 per share (net of the withholding for federal and franchise tax liabilities), for an aggregate redemption price of approximately $29,374,372. The redemption price was paid out of Alpha’s trust account, which, after taking into account the redemptions but before any transaction expense, had a balance of $29,376,282 at the Closing Date.

The Business Combination was accounted for as a reverse recapitalization in accordance with accounting principles generally accepted in the United States (“GAAP”), and under this method of accounting, Alpha was treated as the acquired company for financial reporting purposes, and Legacy Carmell was treated as the accounting acquirer. Operations prior to the Business Combination are those of Legacy

Carmell. Unless otherwise noted, the Company has retroactively adjusted all common and preferred share and related share price information to give effect to the Exchange Ratio established in the Business Combination Agreement.

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

Axolotl Biologix Acquisition

On August 9, 2023 (the “Merger Closing Date”), the Company completed the acquisition of Axolotl Biologix, Inc. (“AxoBio”) pursuant to an Agreement and Plan of Merger, dated July 26, 2023 (as amended, the “Merger Agreement”), by and among the Company, AxoBio, Aztec Merger Sub, Inc., a wholly owned subsidiary of the Company (“Merger Sub I”), and Axolotl Biologix LLC, a wholly owned subsidiary of the Company (“Merger Sub II”). Upon the closing of the transactions contemplated by the Merger Agreement (the “Merger Closing”), (a) Merger Sub I merged with and into AxoBio, after which the separate corporate existence of Merger Sub I ceased, and AxoBio continued as the surviving corporation, and (b) AxoBio merged with and into Merger Sub II, after which AxoBio ceased to exist, and Merger Sub II survived as a wholly owned subsidiary of the Company (collectively, the “AxoBio Acquisition”). At the effective time of the AxoBio Acquisition (the “Merger Effective Time”), each share of AxoBio’s common stock, par value $0.001 per share (“AxoBio Common Stock”), (other than Dissenting Shares (as defined in the Merger Agreement) and shares held as treasury stock) issued and outstanding as of immediately prior to the Merger Effective Time was canceled and converted into the right to receive a pro rata share of:

•
$8,000,000 in cash (the “Closing Cash Consideration”), payable upon delivery of AxoBio’s audited financial statements;
•
3,845,337 shares of Common Stock and 4,243 shares of a newly designated series of Series A Convertible Voting Preferred Stock (the “Series A Preferred Stock”) issued upon the Merger Closing Date (the “Closing Share Consideration”); and
•
up to $9,000,000 in cash and up to $66,000,000 in shares of Common Stock that, in each case, were subject to the achievement of certain revenue targets and research and development milestones (the “Earnout”).

Axolotl Biologix Disposition

On March 20, 2024, the Company entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”) with the former stockholders of AxoBio, including Burns Ventures, LLC, a Texas limited liability company (“BVLLC”), H. Rodney Burns, an individual resident of Texas (“Burns”), AXO XP, LLC, an Arizona limited liability company (“AXPLLC”), and Protein Genomics, LLC, a Delaware corporation (“PGEN” and together with BVLLC, Burns, and AXPLLC, collectively, the “Buyers” and each, a “Buyer”), providing for, upon the terms and subject to the conditions set forth therein, the sale by the Company of all outstanding limited liability company interests of AxoBio (the “AxoBio Disposition”) to the Buyers for aggregate consideration as described below. The AxoBio Disposition closed on March 26, 2024.

The consideration for the AxoBio Disposition consisted of (i) the Closing Share Consideration, initially issued as consideration to the Buyers under the Merger Agreement, (ii) cancellation of the notes payable to the Buyers in an aggregate principal amount of $8,000,000 issued as the Closing Cash Consideration in the AxoBio Acquisition and (iii) termination of the Company’s obligations with respect to the Earnout.

Risks and Uncertainties

Disruption of global financial markets and a recession or market correction, including the ongoing military conflicts between Russia and Ukraine and the related sanctions imposed against Russia, as well as the conflict between Israel and Hamas, the ongoing effects of the COVID-19 pandemic, and other global macroeconomic factors such as inflation and rising interest rates, could reduce the Company’s ability to access capital, which could in the future negatively affect the Company’s liquidity and could materially affect the Company’s business and the value of its common stock.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023. The accompanying unaudited condensed consolidated financial statements include all adjustments that are of a normal recurring nature and necessary for the fair presentation of the results for the interim periods presented. Results for interim periods are not necessarily indicative of results to be expected for the full year.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

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

The allocation of the purchase price requires management to make significant estimates in determining the fair values of assets acquired and liabilities assumed, especially with respect to intangible assets. These estimates are based on information obtained from management of the acquired companies and historical experience. These estimates can include, but are not limited to, the cash flows that an asset is expected to generate in the future and the cost savings expected to be derived from acquiring an asset. These estimates are inherently uncertain and unpredictable, and if different estimates were used, the purchase price for the acquisition could be allocated to the acquired assets and liabilities differently from the allocation that the Company has made.

Discontinued Operations

On March 26, 2024, the Company completed the AxoBio Disposition as described in Note 1 above. In accordance with Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 205, Presentation of Financial Statements, Discontinued Operations, Other Presentation Matters (“ASC 205”), the assets and liabilities of AxoBio are classified as available for sale on the accompanying unaudited condensed consolidated balance sheets, and the results of its operations are reported as discontinued operations in the accompanying unaudited condensed consolidated statements of operations.

Segment Reporting

ASC Topic No. 280, Segment Reporting (“ASC 280”), establishes standards for the way that public business enterprises report information about operating segments in their annual consolidated financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. ASC 280 also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company’s business segments are based on the organizational structure used by the chief operating decision maker to make operating and investment decisions and assess performance. Our chief executive officer, who is our chief operating decision maker, views the Company’s operations and manages its business in one operating segment, which is the business of developing and commercializing aesthetic and regenerative care products.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents are held by financial institutions and are federally insured up to certain limits. At times, the Company’s cash and cash equivalents balance exceeds the federally insured limits, which potentially subject the Company to concentrations of credit risk. For the three months ended March 31, 2024 and 2023, the Company has experienced no losses related to its cash and cash equivalents that exceed federally insured deposit limits. As of March 31, 2024, the Company had cash in excess of federally insured limits of $392,161. As of March 31, 2024 and December 31, 2023, the Company had cash equivalents of $15,107 and $30,000, respectively. Cash equivalents as of December 31, 2023 are classified as a component of assets available for sale in the accompanying unaudited condensed consolidated balance sheets.

Accounts Receivables, Net

Accounts receivable are recorded at the original invoice amount. Receivables are considered past due based on the contractual payment terms. The Company reserves a percentage of its trade receivable balance based on collection history and current economic trends that it expects will impact the level of credit losses over the life of the Company’s receivables. These reserves are re-evaluated on a regular basis and adjusted as needed. Once a receivable is deemed to be uncollectible, such balance is charged against the reserve. The Company had no reserve related to the potential likelihood of not collecting its receivables as of March 31, 2024 and December 31, 2023. All of the Company’s trade receivables were related to AxoBio at December 31, 2023 and classified as a component of assets available for sale in the accompanying unaudited condensed consolidated balance sheets.

Inventories

The Company’s inventory consists of finished goods and is stated at the lower of cost or net realizable value. Cost is calculated by applying the first-in-first-out method. The Company regularly reviews inventory quantities on hand and writes down to its net realizable value any inventory that it believes to be impaired. Management considers forecast demand in relation to the inventory on hand, competitiveness of product offerings, market conditions and product life cycles when determining excess and obsolescence and net realizable value adjustments. All of the Company’s inventory was related to AxoBio at December 31, 2023 and is classified as a component of assets available for sale in the accompanying unaudited condensed consolidated balance sheets. The Company had no reserve for obsolescence as of December 31, 2023.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Maintenance and repair charges are expensed as incurred. Fixed assets are depreciated using the straight-line method using the following estimated useful lives:

•
Equipment – 5-7 years
•
Leasehold improvements – The lesser of 10 years or the remaining life of the lease
•
Furniture and fixtures – 7 years

Goodwill and Intangible Assets

Goodwill is not amortized but tested for impairment on an annual basis in the fourth quarter and more frequently if events or changes in circumstances indicate that the asset may be impaired. The Company’s impairment tests are based on a single reporting unit structure. The carrying value and ultimate realization of these assets is dependent upon estimates of future earnings and benefits that the Company expects to generate from their use. If the expectations of future results and cash flows are significantly diminished, intangible assets and goodwill may be impaired, and the resulting charge to operations may be material. First, the Company assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. If, after assessing qualitative factors, the Company determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. If deemed necessary, a two-step test is used to identify the potential impairment and to measure the amount of goodwill impairment, if any. The first step is to compare the fair value of the reporting unit with its carrying amount, including goodwill. An impairment charge is recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value. However, the impairment loss recognized should not exceed the total amount of goodwill allocated to that single reporting unit. All of the Company’s goodwill was related to the AxoBio Acquisition and totaled $19,188,278 as of December 31, 2023, which is classified as a component of assets available for sale in the accompanying unaudited condensed consolidated balance sheets.

Finite-lived intangible assets are carried at cost and amortized based on an economic benefit period, which is seven to twenty years. The Company evaluates finite-lived intangible assets for impairment by assessing the recoverability of these assets whenever adverse events or changes in circumstances or business climate indicate that expected undiscounted future cash flows related to such intangible assets may not be sufficient to support the net book value of such assets. An impairment charge is recognized in the period of identification to the extent the carrying amount of an asset exceeds the fair value of such asset. Costs billed to the Company as reimbursement for third parties’ patent submissions are considered to be license fees and are expensed as incurred. Intangible assets related to AxoBio are classified as a component of assets available for sale in the accompanying unaudited condensed consolidated balance sheets.

Finite-lived intangible assets are amortized using the straight-line method using the following useful lives:

•
Customer contracts – 20 years
•
Trade name – 7 years
•
Intellectual property – 7 years
•
Patents – 16 years

Significant judgments required in assessing the impairment of goodwill and intangible assets include the assumption the Company only has a single reporting unit, identifying whether events or changes in circumstances require an impairment assessment, estimating future cash flows, determining appropriate discount and growth rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value as to whether an impairment exists and, if so, the amount of that impairment. The Company has not recognized any goodwill or intangible asset impairment charges in the three months ended March 31, 2024 and 2023.

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

Earnout Liability

In connection with the AxoBio Acquisition, the former stockholders of AxoBio were entitled to receive the Earnout, consisting of up to $9,000,000 in cash and up to $66,000,000 in shares of Common Stock, subject to the achievement of certain revenue targets and research and development milestones. In accordance with ASC 805, Business Combinations (“ASC 805”), the Earnout was included in the purchase price for AxoBio at the Merger Closing Date and subsequently remeasured at each reporting date with changes in fair value recorded as a component of other (expense) income in the accompanying unaudited condensed consolidated statements of operations. As of December 31, 2023, the Company determined that the performance-based targets would not be met and that the Earnout would not be payable.

Revenue Recognition

The Company accounts for revenue in accordance with ASC 606, Revenue from Contracts with Customers (“ASC 606”). Under ASC 606, revenues are recognized when control of the promised goods or services is transferred to the customer in an amount that reflects the consideration the Company expects to be entitled to in exchange for transferring those goods or services. Revenue is recognized based on the following five-step model:

•
Identification of the contract with a customer;
•
Identification of the performance obligations in the contract;
•
Determination of the transaction price;
•
Allocation of the transaction price to the performance obligations in the contract; and
•
Recognition of revenue when, or as, the Company satisfies a performance obligation.

Selling and Marketing Expenses

Selling and marketing expenses relate to AxoBio and consist primarily of advertising expenses, commissions and freight expenses, and the distribution and marketing expenses described previously in the revenue recognition policies. Sales and marketing expenses were $100,000 for the three months ended March 31, 2024. These expenses are reported as a component of discontinued operations in the accompanying unaudited condensed consolidated statements of operations.

Research and Development Expenses

Research and development expenses are expensed as incurred and consist principally of internal and external costs, which include the cost of patent licenses, contract research services, laboratory supplies and development and manufacture of preclinical compounds and consumables for clinical trials and preclinical testing.

Income Taxes

Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2024 and December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities for all tax years subsequent to 2018.

Net Loss Per Share

Under ASC 260, Earnings per Share, the Company is required to apply the two-class method to compute earnings per share (“EPS”). Under the two-class method both basic and diluted EPS are calculated for each class of common stock and participating security, considering both dividends declared (or accumulated) and participation rights in undistributed earnings. The two-class method results in an allocation of all undistributed earnings as if all those earnings were distributed. Considering that the Company has generated losses in each reporting period since its inception, the Company also considered the guidance related to the allocation of the undistributed losses under the two-class method. The contractual rights and obligations of the shares of Legacy Preferred Stock (as defined in Note 12 below) and the Company’s warrants were evaluated to determine if they have an obligation to share in the losses of the Company.

As there is no obligation for the holders of Legacy Preferred Stock or the holders of the Company's warrants to fund the losses of the Company, nor is the contractual principal or redemption amount of the shares of Legacy Preferred Stock or the warrants reduced as a result of losses incurred by the Company, under the two-class method, the undistributed losses are allocated entirely to the Common Stock. Earnings per share information has been retrospectively adjusted to reflect the Business Combination ratio applied to Legacy Carmell’s historical number of shares outstanding. Shares of Alpha are considered issued for EPS purposes as of the date of the Business Combination.

The Company computes basic loss per share by dividing the loss attributable to holders of Common Stock for the period by the weighted average number of shares of Common Stock outstanding during the period. The Company’s warrants, options, Legacy Preferred Stock, and convertible notes could, potentially, be exercised or converted into Common Stock and then share in the earnings of the Company. However, these convertible instruments, warrants, and options were excluded when calculating diluted loss per share because such inclusion would be anti-dilutive for the periods presented. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

Potentially dilutive securities, which are not included in diluted weighted average shares outstanding for the three months ended March 31, 2024 and 2023, consist of the following (in common stock equivalents):

	For the Three Months Ended March 31,
	2024	2023
Stock Options	1,373,511	2,299,933
Common Stock Warrants	4,617,741	94,554
Promissory Notes (if settled in shares)	184,961	—
Legacy Series A Preferred Stock (if converted)	—	1,228,900
Legacy Series B Preferred Stock (if converted)	—	2,080,239
Legacy Series C-1 Preferred Stock (if converted)	—	313,298
Legacy Series C-2 Preferred Stock (if converted)	—	4,527,149
Legacy Preferred Stock Warrants	—	231,291
Convertible Notes (if converted)	—	1,968,320
Total	6,176,213	12,743,684

Stock-Based Compensation

The Company applies the provisions of ASC 718, Compensation-Stock Compensation (“ASC 718”), which requires the measurement and recognition of compensation expense for all stock-based awards made to employees, including employee stock options, in the unaudited condensed consolidated statements of operations.

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

Leases

The Company accounts for its leases pursuant to ASC 842, Leases, as amended. The Company’s leases consist of leaseholds on office space. The Company determines if an arrangement contains a lease at inception as defined by ASC 842. To meet the definition of a lease under ASC 842, the contractual arrangement must convey to the Company the right to control the use of an identifiable asset for a period of time in exchange for consideration. Right of Use (“ROU”) assets represent the right to use an underlying asset for the lease term, and lease liabilities represent the obligation to make lease payments arising from the lease. ROU assets and liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term.

Concentrations

One customer accounted for 100% of AxoBio’s revenues in 2023 and 100% of its accounts receivable at December 31, 2023. AxoBio’s human amnion allograft product made up 100% of revenue for the year ended December 31, 2023, which was all purchased from a single vendor, Pinnacle Transplant Technologies, LLC.

Fair Value Measurements and Fair Value of Financial Instruments

The Company categorizes its assets and liabilities that are valued at fair value on a recurring basis into a three-level fair value hierarchy in accordance with GAAP. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The fair value hierarchy below gives the highest priority to quoted prices in active markets for identical assets and liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The carrying value of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, deferred consideration payable and related party loans payable approximate fair value because of the short-term maturity of such instruments.

•
Level 1 - Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.
•
Level 2 - Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other than quoted prices that are observable, and inputs derived from or corroborated by observable market data.
•
Level 3 - Inputs are unobservable inputs that reflect the reporting entity’s assumptions on the assumptions the market participants would use to price the asset or liability based on the best available information.

Other financial assets and liabilities as of March 31, 2024 and December 31, 2023 are categorized based on a hierarchy of inputs as follows:

	March 31, 2024		December 31, 2023		Fair Value
	Carrying	Estimated	Carrying	Estimated	Input
	Value	Fair Value	Value	Fair Value	Hierarchy
Forward purchase agreement	$3,543,614	$3,543,614	$5,700,451	$5,700,451	Level 3
SBA Loan	—	—	1,505,070	1,498,000	Level 2

Changes in the fair value of Level 3 financial assets and liabilities for the three months ended March 31, 2024 are as follows:

Forward Purchase Agreement:
Balance, beginning of year	$5,700,451
Change in fair value	(2,156,837)
Balance, end of period	$3,543,614

The Forward Purchase Agreement was accounted for at fair value as a financial instrument in the scope of ASC 480, Distinguishing Liabilities from Equity, and resulted in an asset at the Closing Date. The fair value of the Company’s position under the Forward Purchase Agreement was calculated using the Call/Put Option Pricing Model. The assumptions incorporated into the valuation model as of December 31, 2023 included the share price of $3.81, the termination fee of $0.50 per share, the debt rate of 12.95% and the term of 0.54 years. As of March 31, 2024, the assumptions incorporated into the valuation model included the share price of $2.56, the termination fee of $0.50 per share, a debt rate of 13.07% and a term of 0.29 years.

NOTE 3 — BUSINESS COMBINATION

AxoBio Acquisition

The AxoBio Acquisition is reflected in the unaudited condensed consolidated financial statements under the acquisition method of accounting in accordance with ASC 805, with the Company treated as the accounting and legal acquirer in the AxoBio Acquisition. It was determined that AxoBio is a variable interest entity, as AxoBio’s total equity at risk is not sufficient to permit AxoBio to finance its activities without additional subordinated financial support, with the Company being the primary beneficiary. In accordance with ASC 805, the Company recorded AxoBio’s assets and liabilities at fair value. For purposes of estimating the fair value, where applicable, of the assets acquired and liabilities assumed as reflected in the unaudited condensed consolidated financial information, the Company has applied the guidance in ASC 820, Fair Value Measurements and Disclosures (“ASC 820”), which establishes a framework for measuring fair value in acquisitions. In accordance with ASC 820, fair value is an exit price and is defined as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” Under ASC 805, acquisition-related transaction costs are not included as components of consideration transferred but are accounted for as expenses in the period in which the costs are incurred. The fair value of the purchase consideration transferred in the AxoBio Acquisition was as follows:

Common Stock - 3,845,337 shares	$11,270,683
Series A Convertible Voting Preferred Stock - 4,243 shares	10,382,107
Earnout	13,482,292
Deferred Consideration	8,000,000
Total estimated value of consideration transferred	$43,135,082

The fair value of the Series A Preferred Stock was estimated at $2,447 per share, using the put option model, based on the market value of the Common Stock at the Merger Closing Date, conversion rate, projected conversion term, and estimated discount for lack of marketability. Deferred consideration is related to the Closing Cash Consideration of $8,000,000, that was payable upon delivery of the AxoBio 2022 audited financial statements. The 2022 audited financial statements were delivered in October 2023, and as such, the cash consideration was payable at December 31, 2023.

In connection with the AxoBio Acquisition, the former stockholders of AxoBio were entitled to receive payment of the Earnout consisting of up to $9,000,000 in cash and up to $66,000,000 in shares of Common Stock, subject to the achievement of certain revenue targets and research and development milestones. In accordance with ASC 815-40, as the Earnout was not indexed to the Common Stock, it was accounted for as a liability at the Merger Closing Date and is subsequently remeasured at each reporting date with changes in fair value recorded as a component of in discontinued operations in the accompanying unaudited condensed consolidated statements of operations.

The fair value of the Earnout was estimated as of the Merger Closing Date using (1) the probabilities of success and estimated dates of milestone achievements in relation to the research and development milestones, and (2) probability-adjusted revenue scenarios in relation to the revenue targets.

The total purchase consideration transferred in the AxoBio Acquisition has been allocated to the net assets acquired and liabilities assumed based on their fair values at the acquisition date. The transaction costs related to this acquisition of approximately $1,300,000 were expensed and included in the transaction-related expenses on the accompanying unaudited condensed consolidated statements of operations.

The allocation of the purchase price was as follows:

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

The Company determined that the AxoBio Acquisition was deemed significant to the Company in accordance with Rule 3-05 of Regulation S-X. As required by ASC 805, Business Combinations, the following unaudited pro forma statements of operations for the three months ended March 31, 2023 give effect to the AxoBio Acquisition as if it had been completed on January 1, 2022. The unaudited pro forma financial information below is presented for illustrative purposes only and is not necessarily indicative of what the operating results actually would have been during the periods presented had the AxoBio Acquisition been completed during the periods presented. In addition, the unaudited pro forma financial information does not purport to project future operating results. The pro forma statements of operations do not fully reflect: (i) any anticipated synergies (or costs to achieve synergies) or (ii) the impact of non-recurring items directly related to the AxoBio Acquisition.

For the three months ended March 31, 2023
Revenue included in discontinued operations in the consolidated statements of operations	$—
Add: AxoBio revenue not reflected in the consolidated statements of operations	9,398,658
Unaudited pro forma revenue	$9,398,658

$—
Net loss from consolidated statements of operations	$(1,828,715)
Add: AxoBio net income not reflected in the consolidated statements of
operations, less pro forma adjustments described below (1)	(2,636,041)
Unaudited pro forma net loss	$(4,464,756)
(1)
An adjustment to reflect amortization of $598,459 for the three months ended March 31, 2023 that would have been charged assuming the fair value adjustments to intangible assets had been applied on January 1, 2023. The adjustment also reflects additional costs of goods sold of $2,037,582 for the three months ended March 31, 2023 that would have been charged assuming the fair value step up to inventories had been applied on January 1, 2023.

NOTE 4 — GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

The Company’s liquidity needs historically have been satisfied through debt and equity financing. As of March 31, 2024, the Company had cash of $892,161 and an accumulated deficit of $61,774,360. In addition, the Company had a net loss from continuing operations of $3,553,162 and negative cash flows from operations of $1,075,778 for the three months ended March 31, 2024.

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

In April 2024, the Company sold 1,331,452 shares of its Common Stock for gross proceeds of $3,001,235 (see Note 15 - Subsequent Events). In addition, the Company has refocused its efforts on aesthetic products that have near-term commercial potential, reprioritized its research and development, and ceased clinical studies of product candidates that will take more than a year to commercialize. The Company is also exploring out-licensing of certain research and development programs to generate non-dilutive liquidity.

NOTE 5 — PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	March 31,	December 31, 2023
	2024	2023
	Continuing Operations	Continuing Operations	Discontinued Operations
Lab equipment	$696,648	$696,648	$216,210
Leasehold improvements	115,333	115,333	—
Furniture and fixtures	3,580	3,580	30,057
	815,561	815,561	246,267
Less: accumulated depreciation	(645,114)	(622,715)	(182,883)
Property and equipment, net	$170,447	$192,846	$63,384

Depreciation expense included in loss from continuing operations in the accompanying unaudited condensed consolidated statements of operations was $22,399 and $22,971 for the three months ended March 31, 2024 and 2023, respectively. Depreciation expense included in discontinued operations in the accompanying unaudited condensed consolidated statements of operations was $10,828 for the three months ended March 31, 2024.

NOTE 6 —GOODWILL AND INTANGIBLE ASSETS

The Company’s goodwill relates to the AxoBio Acquisition. Goodwill represents the excess of the purchase price of the acquired business over the fair value of the underlying net tangible and intangible assets. The Company may record goodwill adjustments pursuant to changes in the preliminary valuations acquired during the measurement period, which is up to one year from the date of acquisition. For the year ended December 31, 2023, the Company recognized $19,188,278 in goodwill from the AxoBio Acquisition, which is classified as a component of assets available for sale in the accompanying unaudited condensed consolidated balance sheets.

The Company capitalizes legal costs directly associated with the submission of Company patent applications. Gross patent costs of $70,746 as of March 31, 2024 are amortized on a straight-line basis over the patent term.

Intangible assets acquired in connection with the AxoBio Acquisition were initially recorded at their estimated fair value as of the acquisition date (see Note 3 - Business Combination). Intangible assets that have finite lives are amortized over their economic useful life. Amortization of intangibles related to AxoBio are included as a component of discontinued operations in the accompanying unaudited condensed consolidated statements of operations.

Intangible assets and the related accumulated amortization consist of the following at March 31, 2024:

	Amortization Period	Gross Carrying Value	Accumulated Amortization	Net Book Value
Continuing operations:
Patents	16 years	$70,746	$47,691	$23,055

Intangible assets and the related accumulated amortization consist of the following at December 31, 2023:

	Amortization Period	Gross Carrying Value	Accumulated Amortization	Net Book Value
Continuing operations:
Patents	16 years	$70,746	$46,559	$24,187

Discontinued operations:
Customer contracts	20 years	$12,170,000	$337,313	$11,832,687
Trade name	7 years	2,220,000	132,143	2,087,857
Intellectual property	7 years	8,870,000	527,976	8,342,024
		$23,260,000	$997,432	$22,262,568

Amortization expense included in loss from continuing operation in the accompanying unaudited condensed consolidated statements of operations was $1,132 and $1,128 for the three months ended March 31, 2024 and 2023, respectively. Amortization expense included in income from discontinued operation in the accompanying unaudited condensed consolidated statements of operations was $625,621 for the three months ended March 31, 2024.

Amortization expense related to the Company’s intangible assets for the remainder of 2024 and future years is as follows:

2024 (remainder)	$3,396
2025	4,516
2026	4,516
2027	4,090
2028	2,451
Thereafter	4,086
$23,055

NOTE 7— ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following amounts:

	March 31, 2024	December 31, 2023
	Continuing Operations	Continuing Operations	Discontinued Operations
Accrued severance	$220,683	$452,579	$—
Accrued compensation	56,832	790,332	—
Accrued stock-based compensation	48,698	48,698	—
Other accrued expenses	242,132	303,825	468,652
Accrued expenses and other liabilities	$568,345	$1,595,434	$468,652

Accrued compensation is a non-interest bearing liability for employee payroll outstanding as of March 31, 2024 and December 31, 2023. This includes compensation earned during the years 2019 to 2023.

NOTE 8 —DEBT

U.S. Small Business Administration (SBA) Loan

As of the Merger Closing Date, AxoBio had an outstanding loan with the SBA with total principal and accrued interest outstanding of $2,000,000 and $113,476, respectively (the “SBA Loan”). Interest under the SBA Loan accrues at a simple interest rate of 3.75% annually on funds outstanding as of the anniversary date of the initial borrowing. A monthly payment in the amount of $9,953 began in December 2023 and continues for a total of 30 years. As of December 31, 2023, there was outstanding principal and accrued interest of $2,000,000 and $134,961, respectively. As of December 31, 2023, there was unamortized debt discount of $494,930. In connection with the AxoBio Acquisition, the SBA Loan was adjusted to fair value, which, excluding accrued interest, was determined to be $1,498,000. The difference in the outstanding principal and fair value of $502,000 was recorded as debt discount and is accreted over the remaining term of the loan using the effective interest method. For the three months ended March 31, 2024, the Company incurred interest expense and amortization of debt discount of $17,571 and $4,242, respectively. The SBA Loan and related accrued interest are classified as a component of assets available for sale in the accompanying unaudited condensed consolidated balance sheets, and the related interest expense and amortization of debt discount are classified as a component of discontinued operations in the accompanying unaudited condensed consolidated statements of operations.

Related Party Loans

As of the Merger Closing Date, AxoBio had several promissory notes outstanding to Burns Ventures, LLC (the “Burns Notes”) with total principal outstanding of $5,610,000. The owner of Burns Ventures LLC was a former stockholder of AxoBio. Interest on the Burns Notes is payable quarterly at a fixed interest rate of 7.00%. The Burns Notes require no monthly payments and are due in full at maturity date on December 31, 2024. As of December 31, 2023, the Burns Notes had outstanding principal and accrued interest of $5,610,000 and $98,982, respectively, and interest expense totaled $89,448 for the three months ended March 31, 2024. The Burns Notes and related accrued interest are classified as a component of assets available for sale in the accompanying unaudited condensed consolidated balance sheet, and the related interest expense is classified as a component of discontinued operations in the accompanying unaudited condensed consolidated statements of operations.

2023 Promissory Notes

During the year ended December 31, 2023, the Company received proceeds of $848,500 from 26 zero coupon Promissory Notes (the “Promissory Notes”). Four of the Promissory Notes were from related parties and represented $100,000 of the borrowings. The Promissory Notes have a maturity date of one year from the date of issuance. The principal of the Promissory Notes is due in full at maturity. All Promissory Notes had a proportionate number of warrants issued in connection with the issuance of the Promissory Notes. There were 16,489 Common Stock warrants issued in connection with the Promissory Notes with a fair value of $55,062. The warrants vested immediately and have a term of 5 years and exercise prices ranging from $11.50 to $14.30. The fair value of the warrants was recorded as debt discount and is amortized over the term of the loans using the effective interest method. As of March 31, 2024, there was outstanding principal and unamortized debt discount of $473,500 and $6,081, respectively. Debt discount amortization during the three months ended March 31, 2024 and 2023 was $13,468 and $703, respectively. Pursuant to the terms of the Promissory Notes, the Board elected to repay all maturities of the Promissory Notes in shares of Common Stock. During the three months ended March 31, 2024, the Company issued 115,820 shares of Common Stock related to the maturity of Promissory Notes with a principal value of $375,000.

Insurance Premium Financing

The Company has entered into agreements with third parties, whereby it financed a total of $1,043,018 of premiums on certain of its insurance policies (the “Premium Financing Programs”). The Premium Financing Programs accrue interest between 8.99% and 9.99% and have a total monthly payments of $119,833, with the last payment due in March 2025. The remaining principal outstanding on these loans was $263,921 as of March 31, 2024 and interest expense totaled $11,566 for the three months ended March 31, 2024.

January 2022 Convertible Notes

On January 19, 2022, the Company issued two senior secured convertible notes (the “Convertible Notes”) of $1,111,111 each to two investors (the “Holders”), due on January 19, 2023. The Convertible Notes bore interest at 10% (18% upon default). The Company was required to make monthly interest payments for the interest incurred and required monthly principal payments of $158,730 beginning on July 19, 2022. The Convertible Notes were collateralized by all assets (including current and future intellectual property) of Legacy Carmell. The Convertible Notes were issued with a 10% discount and were subject to an 8% commission due to the underwriter. These fees were recorded as debt discount. In addition, each of the Holders received warrants to subscribe for and purchase up to 155,412 shares of Common Stock (the “Convertible Note Warrants”). Each Convertible Note Warrant is exercisable at a price of $0.16 per warrant share, vested immediately, and has a term of five years. The fair value of the Convertible Note Warrants at the time of issuance was $409,483, which was recorded as debt discount. The Convertible Notes are convertible at the option of the Holders into shares of Common Stock at a fixed conversion price equal to the lesser of $3.57 per share and a 25% discount to the price of the Common Stock in a Qualified Offering (as adjusted, the “Conversion Price”). In the event units consisting of Common Stock and warrants are issued in a Qualified Offering, the Convertible Notes are convertible into Common Stock and warrants. If, at any time while the Convertible Notes are outstanding, the Company sells or grants any option to purchase or sells or grants any right to reprice, or otherwise disposes of or issues (or announces any sale, grant or any option to purchase or other disposition), any Common Stock or Common Stock equivalents entitling any person to acquire shares of Common Stock at an effective price per share that is lower than the then Conversion Price (such lower price, the “Base Conversion Price”), then the Conversion Price shall be reduced to equal the Base Conversion Price. Such adjustments are to be made whenever such Common Stock or Common Stock equivalents are issued. Multiple events have triggered the down-round feature of the base conversion price. As of December 31, 2022, the Base Conversion Price was $1.79.

The conversion feature within the Convertible Notes met the requirements to be treated as a derivative. Accordingly, the Company estimated the fair value of the Convertible Notes derivative using the Monte Carlo Method as of the date of issuance. The fair value of the derivative was determined to be $1,110,459 at the time of issuance and was recorded as a liability with an offsetting amount recorded as a debt discount. The derivative is revalued at the end of each reporting period, and any change in fair value is recorded as a gain or loss in the unaudited condensed consolidated statements of operations.

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

On July 19, 2022, Carmell defaulted on the Convertible Notes. Under the terms of the Convertible Notes, upon an event of default, there would be a 25% increase to the outstanding principal, in addition to the interest rate increasing from 10% to 18%. Upon the event of default, the unamortized debt discount of $958,899 was accelerated and expensed, and the 25% increase in outstanding principal of $555,556 was recorded as interest expense.

An Agreement Subsequent to the Notice of Acceleration

On November 2, 2022, Carmell received a letter (“Notice of Acceleration”) from one of the Holders, notifying it of an Event of Default under the Convertible Notes. Carmell and Alpha entered into an agreement with such Holder, Puritan Partners LLC (“Puritan”), in connection with the Notice of Acceleration on December 19, 2022. Pursuant to this agreement, Alpha and Carmell each represented and warranted to Puritan that (i) it intended to enter into the Business Combination, (ii) there would be no conditions to closing relating to Alpha or its affiliates delivering a certain amount of cash to the Company at closing of the Business Combination (the “Closing”), (iii) the only conditions to the closing of the Business Combination were as set forth in Sections 6.1 through Section 6.3 of the Business Combination Agreement, (iv) upon entering into such Business Combination Agreement, such parties would have a commitment letter from a third party to provide capital in an amount sufficient to the surviving company of the Business Combination to, among other things, repay all amounts due and owing at such time to Puritan at the closing, (v) the equity valuation ascribed to Carmell in the Business Combination Agreement was $150,000,000, and (vi) such Business Combination Agreement shall not place any restrictions on Puritan’s ability to transfer any of its securities, including, without limitation, the shares underlying its Convertible Note Warrants. Carmell agreed it would not pay any other debtholder on account of interest or principal during the forbearance period.

Based on the representations and warranties, and agreements above and in consideration of Carmell’s agreement to pay Puritan at the closing of the Business Combination (i) the outstanding principal amount, plus accrued interest, late fees and all other amounts then owed as specified in the Convertible Notes and (ii) 25,000 freely tradeable shares of Common Stock (not subject to lock-up or any other restrictions on transfer) at a price of $10.00 per share (i.e., the price per share of Common Stock to the equity holders of Carmell in the Business Combination), Puritan withdrew and rescinded the Notice of Acceleration, and such Notice of Acceleration was deemed null and void and had no further force or effect. Puritan further agreed that, based on the representations and warranties, and agreements contained in such agreement, it shall not issue any further notices of acceleration or default notices under the Convertible Notes, seek repayment of any amounts due under the Convertible Notes, or seek to exercise any other remedies contained in the Convertible Notes and other related agreements in regard to non-payment of the Convertible Notes from the date of the Notice of Acceleration until June 30, 2023.

On the closing of the Business Combination, the Company repaid $2,649,874 to the Holders, which represented the original principal amount of the Convertible Notes plus accrued interest at a rate of 25%, which the Company believes is the maximum rate permissible under New York State usury laws. In addition, the Company issued Puritan 25,000 freely tradeable shares of Common Stock. Following the closing of the Business Combination, both Holders have provided notice to the Company demanding additional payment of principal and interest on the Convertible Notes in an approximate amount of $600,000 per each Holder at the closing of the Business Combination with additional interest thereon. In the case of Puritan, following the Business Combination, Puritan alleged that the Business Combination constituted a “Fundamental Transaction” under the terms of the Convertible Note Warrants, resulting in a purported right for Puritan to require the Company to repurchase such Convertible Note Warrants at a purchase price equal to the Black-Scholes Value of the unexercised portion of such Convertible Note Warrants as of the closing of the Business Combination. Puritan calculated the cash amount of such repurchase to be $1,914,123. The Company believes that this calculation is inaccurate. The other Holder demanded to be provided its share of the Convertible Note Warrants. Puritan has also asserted damages in connection with the timing of the issuance to it of 25,000 freely tradeable shares of Common Stock. The Company believes that it provided freely tradeable shares to Puritan at the same time as other Legacy Carmell stockholders. Puritan’s total claims, inclusive of the amounts paid at the Closing Date, exceed $4,050,000 in connection with a loan for which the Company received $1,000,000. Management of the Company believes that its obligations under the Convertible Notes and Convertible Note Warrants have been satisfied and that no additional payments are due to the Holders, and the Company has conveyed its position to the Holders. There can be no assurance that these or similar matters will not result in expensive arbitration, litigation or other dispute resolution, which may not be resolved in our favor and may adversely impact our financial condition (see Note 10 - Commitments and Contingencies).

NOTE 9 — LEASES

The Company is a party to two office leases, each of which expire on December 31, 2028. The Company elected to not recognize ROU assets and lease liabilities arising from short-term leases (leases with initial terms of twelve months or less, which are deemed immaterial) on its consolidated balance sheets.

When measuring lease liabilities for leases that were classified as operating leases, the Company discounted lease payments using its estimated incremental borrowing rate at the later of lease inception or January 1, 2020 (the date of adoption). The weighted average incremental borrowing rate applied was 8%.

The following table presents net lease cost and other supplemental lease information:

	For the three months ended March 31,
	2024	2023
Lease cost:
Operating lease cost	$50,423	$50,423
Short-term lease cost	—	—
Net lease cost	$50,423	$52,446
Cash paid for operating lease liabilities	$34,839	$31,413

The estimated future minimum lease payments, excluding non-lease components, for the remainder of 2024 and future years are as follows:

Operating
Fiscal Year	Leases
2024 (remainder)	$153,698
2025	204,930
2026	204,930
2027	204,930
2028	204,930
Total future minimum annual lease payments	973,418
Less: Imputed interest	(160,416)
Present value of lease liabilities	$813,002

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

The Amended License Agreement is effective until January 30, 2028, or until the expiration of the last-to-expire patent relating to this technology, whichever comes later, unless otherwise terminated under another provision within the Amended License Agreement. Failure to perform in accordance with the agreed-upon milestones is grounds for CMU to terminate the Amended License Agreement prior to the expiration date. As a partial royalty for the license rights, the Company issued 66,913 shares of Common Stock to CMU. In addition, in 2008, the Company issued a warrant which was exercised in full in 2011 for 98,938 shares of Common Stock. Prior to a qualified initial public offering or a qualified sale, CMU has the right to subscribe for additional equity securities to maintain its then percentage of ownership in the Company. The Business Combination did not qualify as a qualified initial public offering or qualified sale under the Amended License Agreement.

Royalties payable by the Company to CMU are 2.07% of net sales, as defined in the Amended License Agreement. The Company is also required to pay CMU 25% of any sublicense fees received, due, and payable upon receipt of the sublicense fees by the Company. All payments due to CMU are due within sixty (60) days after the end of each fiscal quarter. All overdue payments bear interest at a rate equal to the Prime Rate (as defined in the Amended License Agreement) in effect at the date such amounts are due plus 4%. No royalties were accrued or paid during the three months ended March 31, 2024 and 2023.

The Company is obligated to reimburse CMU for all patent expenses and fees incurred to date by CMU for the licensed technology at the earlier of (1) three years from the effective date of the Amended License Agreement; (2) the closing date of a change in control event; and (3) for international patents, from the start of expenses for patenting outside of the United States of America. There were no reimbursed expenses and no owed related to reimbursable expenses for the three months ended March 31, 2024 and 2023.

Convertible Notes

As detailed in Note 8 - Debt, both Holders have provided notice to the Company demanding additional payment of principal and interest on the Convertible Notes in an approximate amount of $600,000 per each Holder at the closing of the Business Combination with additional interest thereon. In the case of Puritan, following the Business Combination, Puritan alleged that the Business Combination constituted a “Fundamental Transaction” under the terms of the Convertible Note Warrants, resulting in a purported right for Puritan to require the Company to repurchase such Convertible Note Warrants at a purchase price equal to the Black-Scholes Value of the unexercised portion of such Convertible Note Warrants as of the closing of the Business Combination. Puritan calculated the cash amount of such repurchase to be $1,914,123. The Company believes that this calculation is inaccurate. The other Holder demanded to be provided its share of the Convertible Note Warrants. Puritan has also asserted damages in connection with the timing of the issuance to it of 25,000 freely tradeable shares of Common Stock. The Company believes that it provided freely tradeable shares to Puritan at the same time as other Legacy Carmell stockholders. Puritan’s total claims, inclusive of the amounts paid at Closing Date, exceed $4,050,000 in connection with a loan for which the Company received $1,000,000. Management of the Company believes that its obligations under the Convertible Notes and Convertible Note Warrants have been satisfied and that no additional payments are due to the Holders, and the Company has conveyed its position to the Holders. As described in further detail below, Puritan has filed a complaint against the Company related to these allegations. There can be no assurance that these or similar matters will not result in further arbitration, litigation or other dispute resolution, which may not be resolved in our favor and may adversely impact our financial condition.

Puritan Litigation

On November 8, 2023, Puritan filed a complaint captioned Puritan Partners LLC v. Carmell Regen Med Corporation et al., No. 655566/2023 (New York Supreme Court, New York County) naming the Company as a defendant. In the complaint, Puritan asserts that the Company breached its obligations under the Convertible Notes and the Convertible Note Warrants. Puritan also asserts the Company did not timely comply with its obligations to provide Puritan with 25,000 freely tradeable shares of Common Stock. Puritan asserts claims for declaratory judgment, breach of contract, conversion, foreclosure of its security interest, replevin, unjust enrichment, and indemnification, and seeks remedies, including damages totaling $2,725,000 through November 1, 2023, additional fees and interest thereafter, costs and attorney’s fees, an order of foreclosure on its security interest, and other declaratory relief. The Company has moved to dismiss the complaint and intends to defend itself vigorously against this litigation. There can be no assurance that this matter will be resolved in the Company’s favor, and an adverse outcome could have a material adverse effect on the Company’s financial condition.

NOTE 11 — PROFIT-SHARING PLAN

The Company has 401(k) profit-sharing plans covering substantially all employees. The Company’s discretionary profit-sharing contributions are determined annually by the Board. No discretionary profit-sharing contributions were made to the plans during the three months ended March 31, 2024 and 2023.

NOTE 12 — STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock

As of March 31, 2024 and December 31, 2023, the Company’s Third Amended and Restated Certificate of Incorporation, as amended at the Closing Date, authorized the Company to issue 250,000,000 shares of Common Stock. In conjunction with the AxoBio Disposition on March 26, 2024, 3,845,337 shares of Common Stock were returned to the Company and retired. As of March 31, 2024, there were 19,361,068 shares of Common Stock outstanding.

Series A Voting Convertible Preferred Stock

In connection with the AxoBio Acquisition, the Company issued 4,243 shares of Series A Preferred Stock to former stockholders of AxoBio. In conjunction with the AxoBio Disposition on March 26, 2024, such shares were returned to the Company and were retired.

Convertible Preferred Stock

Immediately prior to the Business Combination, Legacy Carmell had outstanding Series A convertible preferred stock (“Legacy Series A Preferred Stock”), Series B convertible preferred stock (“Legacy Series B Preferred Stock”), Series C-1 convertible preferred stock (“Legacy Series C-1 Preferred Stock”) and Series C-2 convertible preferred stock (“Legacy Series C-2 Preferred Stock”), which are collectively referred to herein as “Legacy Preferred Stock.”

Legacy Series A Preferred Stock, Legacy Series C-1 Preferred Stock, and Legacy Series C-2 Preferred Stock accrued cumulative dividends at a per annum rate of 7% calculated on the original issue price (the “Original Issue Price”), respectively. Such dividends accrued on each share of Legacy Preferred Stock commencing on the date of issuance. The Company accrued dividends of $75,084, $18,716, and $217,368 for Legacy Series A Preferred Stock, Legacy Series C-1 Preferred Stock, and Legacy Series C-2 Preferred Stock, respectively, for the three months ended March 31, 2023.

In connection with the Business Combination, all previously issued and outstanding shares of Legacy Preferred Stock were converted into an equivalent number of shares of Common Stock on a one-for-one basis, then multiplied by the Exchange Ratio pursuant to the Business Combination Agreement.

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

The maximum number of shares that may be issued under the 2023 Plan is the sum of: (i) 1,046,408, (ii) an annual increase on January 1, 2024 and each anniversary of such date prior to the termination of the 2023 Plan, equal to the lesser of (a) 4% of the outstanding shares of our Common Stock determined on a fully diluted basis as of the immediately preceding year-end and (b) such smaller number of shares as determined by the Board or the compensation committee of the Board, and (iii) the shares of Common Stock subject to 2009 Plan awards, to the extent those shares are added into the 2023 Plan by operation of the recycling provisions described below.

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

Warrants Outstanding

A summary of the Common Stock warrant activity during the three months ended March 31, 2024 is as follows:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Life in	Intrinsic
	Warrants	Price	Years	Value
Outstanding and exercisable, December 31, 2023	4,638,454	$10.20	4.62	$1,382,919
Issued	—	—
Exercised	—	—
Expired	(20,713)	6.87
Outstanding and exercisable, March 31, 2024	4,617,741	$10.16	4.27	$777,855

Option Activity and Summary

A summary of the option activity during the three months ended March 31, 2024 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Aggregate Intrinsic Value
Outstanding, December 31, 2023	1,689,765	$2.72	9.00	$1,850,397
Granted	70,000	3.57
Expired/Cancelled	(386,254)	2.90
Outstanding, March 31, 2024	1,373,511	$2.71	8.44	$193,527
Vested/Exercisable, March 31, 2024	332,737	$2.16	5.75	$149,501

The weighted average fair value of the options granted during the three months ended March 31, 2024 was based on a Black Scholes option pricing model using the following assumptions:

Expected volatility	70.0%
Expected term of option	6.0 - 7.0
Range of risk-free interest rate	3.8% -4.3%
Dividend yield	0%

The Company recorded stock-based compensation expense for options of $211,469 and $180,509 for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, 2023, there was $1,765,553 of unrecognized compensation expense related to unvested stock options, which will be recognized over the weighted average remaining vesting period of 2.58 years.

NOTE 13 – INCOME TAXES

The Company did not record any income tax provision or benefit for the three months ended March 31, 2024 and 2023. The Company provides for a valuation allowance when it is more likely than not that it will not realize a portion of its deferred tax assets. The Company has established a valuation allowance against the net deferred tax asset due to the uncertainty that enough taxable income will be generated in those taxing jurisdictions to utilize the assets. Therefore, we have not reflected any benefit of such deferred tax assets in the accompanying financial statements.

NOTE 14 – DISCONTINUED OPERATIONS

On March 20, 2024, the Company entered into the Purchase Agreement to sell AxoBio and closed the AxoBio Disposition on March 26, 2024 as detailed in Note 1. The assets and liabilities of AxoBio are classified as available for sale in the accompanying unaudited condensed consolidated balance sheets and consist of the following:

	March 31, 2024	December 31, 2023
Assets available for sale
Cash and cash equivalents	$—	$804,277
Accounts receivable, net	—	7,713,600
Prepaid expenses	—	251,086
Inventories	—	3,038,179
Property and equipment, net	—	63,384
Intangible assets, net	—	22,262,568
Goodwill	—	19,188,278
Total assets available for sale	$—	$53,321,372

Liabilities available for sale
Accounts payable	$—	$8,520,243
Accrued interest	—	134,961
Accrued interest, related party	—	98,982
Other accrued expenses	—	468,652
Loans payable, current	—	1,505,070
Related party loans, current	—	5,610,000
Earnout liability	—	8,000,000
Deferred income taxes	—	5,536,923
Total liabilities available for sale	$—	$29,874,831

The significant components of discontinued operations in the accompanying unaudited condensed consolidated statements of income are as follows:

	For the Three Months Ended
	March 31,
	2024	2023
Operating expenses:
Selling and marketing	$100,000	$—
Research and development	89,972	—
General and administrative	470,686	—
Depreciation and amortization	636,449	—
Total operating expenses	1,297,107	—
Loss from operations	(1,297,107)	—
Other income (expense):
Amortization of debt discount	(4,242)
Interest expense, related party	(89,448)	—
Interest expense	(17,571)	—
Total other (expense) income	(111,261)	—
Loss before income taxes	(1,408,368)	—
Income tax benefit, deferred	156,092	—
Discontinued operations, net	$(1,252,276)	$—

NOTE 15 – SUBSEQUENT EVENTS

On April 4, 2024, the Company entered into a securities purchase agreement with certain investors named therein for the sale of an aggregate of 1,331,452 shares of Common Stock, at a price of $2.25 per share for unaffiliated investors and at a price of $2.88 per share for the Company’s Chief Executive Officer (the “Private Placement”). The purchase price per share to be paid by the Company’s Chief Executive Officer in the Private Placement reflects the closing sale price of the Common Stock on The Nasdaq Capital Market on April 3, 2024. The Private Placement closed on April 11, 2024, and the Company received gross proceeds of $3,001,235 from the Private Placement. Also in connection with Private Placement, the Company issued 89,787 Common Stock warrants with an exercise price of $2.81 and a term of 5 years.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the related notes contained in Part I, Item 1 of this Quarterly Report on Form 10-Q (this "Quarterly Report"). Unless the context requires otherwise, references in this Quarterly Report to “Carmell,” the “Company,” “we,” “us,” or “our,” prior to the closing of the Business Combination (as defined in Note 1 to the accompanying unaudited condensed consolidated financial statements), are intended to refer to Carmell Therapeutics Corporation, a Delaware corporation, (“Legacy Carmell”) and, after the closing of the Business Combination, are intended to refer to Carmell Corporation, a Delaware corporation, and its consolidated subsidiaries.

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Exchange Act. We have based these forward- looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, forward-looking statements can be identified by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions, but the absence of these words does not mean that a statement is not forward-looking. Such statements include, but are not limited to, statements and expectations regarding the launch and commercialization of our products, our ability to raise financing in the future, our success in retaining or recruiting key members of our management, the benefits of and our expectations related to the AxoBio Disposition, market acceptance of our products, regulatory developments related to the cosmetics industry, our ability to compete in our industry, our need to grow the size of our organization in the future and the management of such growth, as well as all other statements other than statements of historical fact included in this Quarterly Report. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other SEC filings, including those described under the section entitled Part II, Item 1A. “Risk Factors” in this Quarterly Report and under Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the “2023 Annual Report”). We do not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

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

We are developing and have started to commercially launch our line of cosmetic skincare products in the first half of 2024. We plan to employ an omni-channel distribution strategy and sell our products online through direct e-commerce channels and through retailers and distributors in the United States. In addition, we plan to sell our doctor dispensed products through dermatology and plastic surgery practices and medical aesthetics centers.

Recent Developments

Axolotl Biologix Disposition

On March 20, 2024, we entered into the Purchase Agreement with the Buyers, the former stockholders of AxoBio, for the AxoBio Disposition. The AxoBio Disposition, as contemplated by the Purchase Agreement, closed on March 26, 2024. In connection with the AxoBio Disposition, upon the terms and subject to the conditions set forth in the Purchase Agreement, we sold all of the outstanding limited liability company interests of AxoBio to the Buyers in exchange for the return of the Closing Share Consideration, the cancellation of the notes payable by the Company to the Buyers in an aggregate principal amount of $8,000,000 issued as the Closing Cash Consideration and termination of the Company’s obligations with respect to the Earnout. See Note 1 to the accompanying unaudited condensed consolidated financial statements for additional information regarding the AxoBio Disposition.

In accordance with ASC 205, the assets and liabilities of AxoBio are classified as available for sale on the accompanying unaudited condensed consolidated balance sheets, and the results of its operations are reported as discontinued operations in the accompanying unaudited condensed consolidated statements of operations.

Sale of Common Stock

On April 4, 2024, we entered into a securities purchase agreement with certain investors named therein for the sale of an aggregate of 1,331,452 shares of Common Stock, at a price of $2.25 per share for unaffiliated investors and at a price of $2.88 per share for the Company’s Chief Executive Officer in the “Private Placement” (as defined in Note 15 to the accompanying unaudited condensed consolidated financial statements). The purchase price per share to be paid by our Chief Executive Officer in the Private Placement reflects the closing sale price of the Common Stock on The Nasdaq Capital Market on April 3, 2024. The Private Placement closed on April 11, 2024, and we received gross proceeds of $3,001,235 from the Private Placement. In connection with the Private Placement, we issued 89,787 Common Stock warrants with an exercise price of $2.81 and a term of five years.

Impact of Macroeconomic Events

Economic uncertainty in various global markets caused by political instability and conflicts, such as the ongoing conflicts in Ukraine and Israel, and economic challenges have led to market disruptions, including significant volatility in commodity prices, credit and capital market instability, and supply chain interruptions, which have caused record inflation globally. Our business, financial condition, and results of operations could be materially and adversely affected by further negative impacts on the global economy and capital markets resulting from these global economic conditions, particularly if such conditions are prolonged or worsen. Although, to date, our results of operations have not been materially impacted by these global economic and geopolitical conditions, it is impossible to predict the extent to which our operations may be impacted in the short and long term. The extent and duration of these market disruptions, whether as a result of the military conflict between Russia and Ukraine, the effects of the Russian sanctions, the conflict between Israel and Hamas, geopolitical tensions, inflation, or otherwise, are impossible to predict. Any such disruptions may also magnify the impact of other risks described or incorporated by reference in Part II, Item 1A. "Risk Factors" in this Quarterly Report and Part I, Item 1A, “Risk Factors” in our 2023 Annual Report.

Critical Accounting Policies and Estimates

This discussion and analysis of our financial condition and results of operations is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements, as well as the reported revenue expenses and net loss incurred during the reporting periods. Our estimates are based on our historical experience and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Going Concern and Management Plan

The unaudited condensed consolidated financial statements included elsewhere herein for the three months ended March 31, 2024, were prepared under the assumption that we would continue our operations as a going concern, which contemplates the realization of assets and the satisfaction of liabilities during the normal course of business. However, as of March 31, 2024, we had cash of $892,161, an accumulated deficit of $61,774,360 and liabilities of $7,572,002. We have incurred substantial recurring losses from continuing operations, have used, rather than provided, cash from our continuing operations and are dependent on additional financing to fund future operations. These conditions raise substantial doubt about our ability to continue as a going concern within one year after the date the financial statements are issued. The unaudited condensed consolidated financial statements included elsewhere herein do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

The Company closed on the Private Placement in April 2024 and received gross proceeds of $3,001,235. In addition, we expect the sale of AxoBio, which closed on March 26, 2024, to further reduce our operating expenses. Furthermore, we have refocused our efforts on aesthetic products that have near-term commercial potential, reprioritized further research and development, and ceased clinical studies of product candidates that will take more than a year to commercialize. We are also exploring out-licensing certain research and development programs to generate non-dilutive liquidity. Collectively, these activities are anticipated to assist us in extending our cash runway.

Comparison of Results of Operations for the Three Months Ended March 31, 2024 and 2023

The following table sets forth our results of operations for the three months ended March 31, 2024 and 2023:

	For the Three Months Ended March 31,
	2024	2023	Change	% Change
	(unaudited)
Operating expenses:
Research and development	$429,420	$740,325	$(310,905)	-42%
General and administrative	927,394	510,445	416,949	82%
Depreciation and amortization of intangibles	23,531	24,101	(570)	-2%
Total operating expenses	1,380,345	1,274,871	105,474	8%
Loss from operations	(1,380,345)	(1,274,871)	(105,474)	8%
Other expenses, net	(2,172,817)	(553,844)	(1,618,973)	292%
Net loss income before taxes	$(3,553,162)	$(1,828,715)	$(1,724,447)	94%

Operating Expenses

Total operating expenses were $1,380,345 and $1,274,871 for the three months ended March 31, 2024 and 2023, respectively. This increase reflects a higher level of expenses resulting from the execution of our strategic plan to commercialize our technologies.

Research and development expenses decreased from $740,325 for the three months ended March 31, 2023 to $429,420 for the three months ended March 31, 2024. This decrease was driven by our strategic realignment, which refocused our efforts on aesthetic products that have near-term commercial potential, reprioritized further research and development, and ceased clinical studies of product candidates that will take more than a year to commercialize. Also contributing to the decrease was the termination of employees in non-core or overlapping business areas in the third quarter of 2023.

General and administrative expenses were $927,394 and $510,445 for the three months ended March 31, 2024 and 2023, respectively. This increase was primarily driven by an increase in insurance costs and salaries and benefits for personnel.

Depreciation and amortization expense decreased slightly to $23,531 for the three months ended March 31, 2024 as compared to $24,101 for the comparable period of 2023.

Other Expenses, Net

Other expenses, net, were $2,172,817 for the three months ended March 31, 2024, as compared to $553,844 in the comparable period of 2023. The increase between periods was primarily due to an unfavorable change in the fair value of the Forward Purchase Agreement of $2,156,837, partially offset by a decrease of $238,266 in interest expense and the amortization of debt discount, reflecting a lower level of average debt outstanding. In addition, the 2023 period includes an unfavorable change in the fair value of derivative liabilities related to the Convertible Notes of $325,085.

Discontinued Operations, Net

The Company had a loss from discontinued operations of $1,252,276, net of tax, in 2024, which reflects the results of the AxoBio business through the closing of the AxoBio Disposition on March 26, 2024. There have been no sales of AxoBio’s products since October 2023. The Company recognized a non-cash gain on the sale of AxoBio of $1,534,479, due principally to the change in the fair value of the stock consideration between the AxoBio Acquisition and the AxoBio Disposition. See Note 1 to the accompanying unaudited condensed consolidated financial statements.

Liquidity, Capital Resources, and Going Concern

As of March 31, 2024, we had cash of $892,161 and an accumulated deficit of $61,774,360. Since our inception, we have financed operations principally through public and private issuances of equity securities and debt financing. In addition to the cost savings from the elimination of non-core areas or overlapping business functions in the third quarter of 2023 and the expected reduction of expenses resulting from the AxoBio Disposition, we have refocused our efforts on aesthetic products that have near-term commercial potential and have reprioritized further research and development, and ceased clinical studies of product candidates that will take more than a year to commercialize.

During the second quarter of 2024, we intend to launch a line of cosmetic skincare products based on the technologies we developed through our research and development activities. Management anticipates that revenue from the commercialization of its cosmetic skincare products and the anticipated cost savings from the activities detailed above will assist us in extending our cash runway. In addition, we are exploring out-licensing of certain research and development programs to generate non-dilutive liquidity.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with GAAP, which contemplates the continuation of the Company as a going concern, the realization of assets, and the satisfaction of liabilities in the normal course of business. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty or that may be necessary should we be unable to continue as a going concern.

Debt

As of March 31, 2024, we had outstanding indebtedness with principal totaling $736,577 (Note 8 to the accompanying unaudited condensed consolidated financial statements). In the first quarter of 2024, the Board elected to repay all of the maturing Promissory Notes in shares of the Company’s Common Stock in accordance with the terms of the Promissory Notes. During the three months ended March 31, 2024, $375,000 of the Promissory Notes matured and were repaid through the issuance of 115,820 shares of Common Stock. The Promissory Notes remaining outstanding, with a total principal amount of $473,500, will mature during the second quarter of 2024. In addition, the Holders of the Convertible Notes have demanded additional payment of principal and interest on the Convertible Notes and certain payments with respect to the Convertible Note Warrants, as more fully described in Note 10 to the accompanying unaudited condensed consolidated financial statements.

Cash Flows

The following table summarizes our cash flows for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023	Change
Net cash used in operating activities	$(1,075,778)	$(475,959)	$(599,819)
Net cash used in investing activities	(748,796)	—	(748,796)
Net cash (used in) provided by financing activities	(195,726)	375,000	(570,726)

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2024 increased by $599,819 as compared to the comparable period of 2023. This increase was primarily driven by net cash used in AxoBio’s operations of $1,033,586. Also contributing to the increase were decreases in accounts payable and accrued expenses and an increase in prepaid expenses.

Investing Activities

For the three months ended March 31, 2024, we paid $748,796 of costs in connection with the AxoBio Disposition.

Financing Activities

Net cash used in financing activities was $195,726 for the three months ended March 31, 2024, as compared to net cash provided by financing activities of $375,000 for the three months ended March 31, 2023. In the 2024 period, we repaid $227,264 of principal related to our Premium Financing Programs, while we received $375,000 in proceeds from the issuance of Promissory Notes in the 2023 period. See Note 8 to our accompanying unaudited condensed consolidated financial statements for details regarding our Premium Financing Programs.

Contingencies

On November 8, 2023, Puritan filed a complaint captioned Puritan Partners LLC v. Carmell Regen Med Corporation et al., No. 655566/2023 (New York Supreme Court, New York County) naming the Company as defendant. In the complaint, Puritan asserts that the Company breached its obligations under the Convertible Notes and the Convertible Note Warrants. Puritan also asserts the Company did not comply with its obligations to provide Puritan with 25,000 freely tradeable shares of Common Stock on a timely basis. Puritan asserts claims for declaratory judgment, breach of contract, conversion, foreclosure of its security interest, replevin, unjust enrichment, and indemnification, and seeks remedies including damages totaling $2,725,000 through November 1, 2023, additional fees and interest thereafter, costs and attorney’s fees, an order of foreclosure on its security interest, and other declaratory relief. The Company has moved to dismiss the complaint and intends to defend itself vigorously against this litigation.

Contractual Obligations and Commitments

In addition to financing obligations under our debt agreements, our contractual and commercial commitments include expenditures for operating leases and royalty payments. For further information on our Amended License Agreement with CMU see Note 10 to the accompanying unaudited condensed consolidated financial statements.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2024. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

For a description of our material pending legal proceedings, see Note 8 – Debt and Note 10 – Commitments and Contingencies to the accompanying unaudited condensed consolidated financial statements, which are incorporated herein by reference.

Item 1A. Risk Factors.

There have been no material changes from the risk factors disclosed under “Risk Factors” in Part I, Item 1A of our 2023 Annual Report. The risks and uncertainties described in our 2023 Annual Report are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also materially adversely affect our business, financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

Insider Trading Arrangements

During the three months ended March 31, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 6. Exhibits.

Furnish the exhibits required by Item 601 of Regulation S-K (§ 229.601 of this chapter).

Number	Description
10.1†

Membership Interest Purchase Agreement, effective March 20, 2024, by and among Carmell Corporation, Axolotl Biologix, LLC, Burns Ventures, LLC, H. Rodney Burns, AXO XP, LLC, and Protein Genomics, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 26, 2024).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules` 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Carmell Corporation

Date: May 15, 2024	By:	/s/ Rajiv Shukla
Name: Rajiv Shukla
Title: Chief Executive Officer and Executive Chairman

Carmell Corporation

Date: May 15, 2024	By:	/s/ Bryan J. Cassaday
Name: Bryan J. Cassaday
Title: Chief Financial Officer