Form 10-Q
period 2024-06-30
Carmell Corp
filed 2024-08-14
CIK 1842939

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 11, 2024, the registrant had 20,905,407 shares of common stock, $0.0001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

CARMELL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2024	2023
	(unaudited)
ASSETS
Current assets:
Cash	$2,198,275	$2,912,461
Prepaid expenses	164,163	761,271
Forward purchase agreement	1,420,137	5,700,451
Inventory	113,872	—
Income taxes receivable	204,559	204,559
Assets available for sale	—	53,321,372
Total current assets	4,101,006	62,900,114
Property and equipment, net of accumulated depreciation of $667,512 and $622,714, respectively	148,049	192,846
Operating lease right of use asset	762,877	831,656
Intangible assets, net of accumulated amortization of $48,823 and $46,559, respectively	21,923	24,187
Total assets	$5,033,855	$63,948,803

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$4,095,418	$4,417,234
Accrued interest	1,175,845	1,175,845
Accrued expenses and other liabilities	335,626	1,595,434
Loans payable, net of debt discount	21,286	1,288,598
Operating lease liability	149,503	150,136
Liabilities available for sale	—	29,874,831
Total current liabilities	5,777,678	38,502,078
Long-term liabilities:
Operating lease liability, net of current portion	627,949	697,715
Total liabilities	6,405,627	39,199,793

Commitments and contingencies (see Note 9)

Stockholders’ (deficit) equity:
Series A convertible voting preferred stock, $0.0001 par value; -0- and 4,243 shares authorized, issued and outstanding at June 30, 2024 and December 31, 2023, respectively	—	1
Common stock, $0.0001 par value, 250,000,000 shares authorized, and 20,905,407 and 23,090,585 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	2,091	2,309
Additional paid-in capital	63,705,035	83,250,101
Accumulated deficit	(65,078,898)	(58,503,401)
Total stockholders’ (deficit) equity	(1,371,772)	24,749,010
Total liabilities and stockholders’ (deficit) equity	$5,033,855	$63,948,803

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CARMELL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Revenue, net of discounts	$12,320	$—	$12,320	$—
Cost of Goods Sold	292	—	292	—
Gross Profit	12,028	—	12,028	—

Operating expenses:
Selling and marketing	11,045	—	11,045	—
Research and development	104,066	823,657	533,486	1,563,982
General and administrative	1,064,874	637,453	1,992,268	1,147,898
Depreciation and amortization of intangible assets	23,530	26,274	47,061	50,375
Total operating expenses	1,203,515	1,487,384	2,583,860	2,762,255
Loss from operations	(1,191,487)	(1,487,384)	(2,571,832)	(2,762,255)

Other income (expense):
Other income (expense)	19,771	(461)	28,825	34,080
Interest expense	(3,264)	(268,437)	(14,830)	(531,034)
Amortization of debt discount	(6,081)	(7,597)	(19,549)	(8,300)
Loss on forward purchase agreement	(2,123,477)	—	(4,280,314)	—
Change in fair value of derivative liabilities	—	(3,545,073)	—	(3,870,158)
Total other income (expense)	(2,113,051)	(3,821,568)	(4,285,868)	(4,375,412)
Loss from continuing operations before provision for income taxes	(3,304,538)	(5,308,952)	(6,857,700)	(7,137,667)

Provision for income taxes	—	—	—	—
Loss from continuing operations	(3,304,538)	(5,308,952)	(6,857,700)	(7,137,667)

Loss from discontinued operations attributable to common shareholders	—	—	(1,252,276)	—
Gain on sale of discontinued operations attributable to common shareholders	—	—	1,534,479	—
Net loss	(3,304,538)	(5,308,952)	(6,575,497)	(7,137,667)

Dividends on Legacy Series A, Legacy Series C-1, and Legacy C-2 preferred stock	—	(315,477)	—	(626,645)
Net loss attributable to common stockholders	$(3,304,538)	$(5,624,429)	$(6,575,497)	$(7,764,312)

Net (loss) income per common share - basic and diluted:
Net loss from continuing operations	$(0.16)	$(5.00)	$(0.31)	$(6.89)
Discontinued operations, net of tax	—	—	0.01	—
Net loss per common share	$(0.16)	$(5.00)	$(0.30)	$(6.89)

Weighted average of common shares outstanding - basic and diluted	20,735,019	1,124,601	21,825,089	1,126,673

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CARMELL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the Three and Six Months Ended June 30, 2024 and 2023

(Unaudited)

	Series A Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at March 31, 2024	—	$—	19,361,068	$1,936	$60,380,765	$(61,774,360)	$(1,391,659)
Common Stock issued in connection with Promissory Notes	—	—	212,887	21	473,479	—	473,500
Common Stock issued	—	—	1,331,452	134	2,687,091		2,687,225
Stock-based compensation expense	—	—	—	—	163,700	—	163,700
Net loss	—	—	—	—	—	(3,304,538)	(3,304,538)
Balance at June 30, 2024	—	$—	20,905,407	$2,091	$63,705,035	$(65,078,898)	$(1,371,772)

Balance at March 31, 2023	—	$—	896,580	$897	$4,777,476	$(44,522,174)	$(39,743,801)
Accrued Legacy Series A preferred stock dividend	—	—	—	—	—	(76,771)	(76,771)
Accrued Legacy Series C-1 preferred stock dividend	—	—	—	—	—	(18,923)	(18,923)
Accrued Legacy Series C-2 preferred stock dividend	—	—	—	—	—	(219,783)	(219,783)
Exercise of common stock warrants	—	—	14,478	1	25,877	—	25,878
Warrants issued in connection with Promissory Notes	—	—	—	—	48,950	—	48,950
Stock-based compensation expense	—	—	—	—	187,030	—	187,030
Net loss	—	—	—	—	—	(5,308,952)	(5,308,952)
Balance at June 30, 2023	—	$—	911,058	$898	$5,039,333	$(50,146,603)	$(45,106,372)

Balance at January 1, 2024	4,243	$1	23,090,585	$2,309	$83,250,101	$(58,503,401)	$24,749,010
Stock received from AxoBio Disposition	(4,243)	(1)	(3,845,337)	(385)	(23,455,793)	—	(23,456,179)
Common Stock issued in connection with Promissory Notes	—	—	328,707	33	848,467	—	848,500
Common Stock issued	—	—	1,331,452	134	2,687,091	—	2,687,225
Stock-based compensation expense	—	—	—	—	375,169	—	375,169
Net loss	—	—	—	—	—	(6,575,497)	(6,575,497)
Balance at June 30, 2024	—	$—	20,905,407	$2,091	$63,705,035	$(65,078,898)	$(1,371,772)

Balance at January 1, 2023	—	$—	896,580	$897	$4,590,855	$(42,382,291)	$(37,790,539)
Accrued Legacy Series A preferred stock dividends	—	—	—	—	—	(151,855)	(151,855)
Accrued Legacy Series C-1 preferred stock dividends	—	—	—	—	—	(37,639)	(37,639)
Accrued Legacy Series C-2 preferred stock dividends	—	—	—	—	—	(437,151)	(437,151)
Exercise of common stock options	—	—	14,478	1	25,877		25,878
Warrants issued in connection with Promissory Notes	—	—	—	—	55,062	—	55,062
Stock-based compensation expense	—	—	—	—	367,539	—	367,539
Net loss	—	—	—	—	—	(7,137,667)	(7,137,667)
Balance at June 30, 2023	—	$—	911,058	$898	$5,039,333	$(50,146,603)	$(45,106,372)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CARMELL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss from continuing operations	$(6,857,700)	$(7,137,667)
Loss from discontinued operations, net of tax	(1,252,276)	—
Gain on sale of discontinued operations	1,534,479	—
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of discontinued operations	(1,534,479)	—
Stock-based compensation	375,169	367,539
Depreciation and amortization of intangible assets	47,061	50,375
Amortization of right of use assets	68,779	71,621
Amortization of debt discount	19,549	8,300
Change in fair value of forward purchase agreement	4,280,314	—
Change in fair value of derivative liabilities	—	3,870,158
Changes in operating assets and liabilities:
Prepaid expenses	597,108	49,603
Inventory	(113,872)	—
Assets available for sale	4,662,980	—
Other current assets	—	28,175
Accounts payable	(321,816)	599,520
Accrued expenses and other liabilities	(1,259,808)	668,664
Lease liability	(70,399)	(63,460)
Accrued interest	—	531,035
Liabilities available for sale	(2,389,343)	—
Net cash used in operating activities	(2,214,254)	(956,137)

Cash flows from investing activities
Cash paid in AxoBio Disposition	(748,796)	—
Purchase of property and equipment	—	(30,470)
Net cash used in investing activities	(748,796)	(30,470)

Cash flows from financing activities:
Proceeds from issuance of Common Stock, net of costs	2,687,225	—
Proceeds from issuance of loans	31,538	848,500
Payment of loans	(469,899)	—
Proceeds from common stock option exercises	—	25,878
Net cash provided by financing activities	2,248,864	874,378

Net decrease in cash	(714,186)	(112,229)
Cash - beginning of the period	2,912,461	128,149
Cash - end of the period	$2,198,275	$15,920

Supplemental cash flow information:
Interest paid	$14,830	$—
Income taxes paid	—	—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CARMELL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

	For the Six Months Ended June 30,
	2024	2023
Non-cash financing activity:
Net assets sold in AxoBio Acquisition	$21,921,697	$—
Fair value of shares received in AxoBio Disposition	23,456,179	—
Common Stock issued in connection with conversion of Promissory Notes	848,500	—
Accrued Legacy Series A preferred stock dividends	—	151,855
Accrued Legacy Series C-1 preferred stock dividends	—	37,639
Accrued Legacy Series C-2 preferred stock dividends	—	437,151
Warrants issued in connection with promissory notes		55,062
Unpaid deferred offering costs	—	923,222

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CARMELL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — NATURE OF THE ORGANIZATION AND BUSINESS

Unless the context requires otherwise, references to “Carmell,” or the “Company” prior to the closing of the Business Combination (as defined below) are intended to refer to Carmell Therapeutics Corporation, a Delaware corporation, (“Legacy Carmell”), and, after the closing of the Business Combination, are intended to refer to Carmell Corporation, a Delaware corporation, and its consolidated subsidiaries.

Carmell Corporation is a bio-aesthetics company developing cosmetic skincare and haircare products that utilize the Carmell Secretome™ to topically deliver proteins and growth factors to support skin and hair health. The Carmell Secretome™ consists of a potent cocktail of proteins, peptides and bio-lipids extracted from allogeneic human platelets sourced from U.S. Food and Drug Administration-approved tissue banks. The Company’s product pipeline also includes innovative bone and wound healing products that are under development. Carmell’s operations are based in Pittsburgh, Pennsylvania. The Company operates as a single segment, and all of its operations are located in the United States. Carmell’s common stock, par value $0.0001 per share (the “Common Stock”), and Redeemable Warrants, each whole warrant exercisable for one share of Common Stock at an exercise price of $11.50 (the “Public Warrants”), trade on The Nasdaq Capital Market under the ticker symbols “CTCX” and “CTCXW”, respectively.

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

Pursuant to the Business Combination Agreement, at the effective time of the Business Combination (the “Effective Time”), (i) each outstanding share of common stock of Legacy Carmell (the “Legacy Carmell common stock”) was converted into the right to receive a number of shares of Common Stock equal to the applicable Exchange Ratio (as defined in the Business Combination Agreement); (ii) each outstanding share of preferred stock of Legacy Carmell was converted into the right to receive the aggregate number of shares of Common Stock that would be issued upon conversion of the underlying Legacy Carmell common stock, multiplied by the applicable Exchange Ratio; (iii) each outstanding option and warrant to purchase Legacy Carmell common stock was converted into an option or warrant, as applicable, to purchase a number of shares of Common Stock equal to the number of shares of Legacy Carmell common stock subject to such option or warrant multiplied by the applicable Exchange Ratio; and (iv) each outstanding share of Alpha Class A common stock, par value $0.0001 per share (“Class A Common Stock”), and each share of Alpha Class B common stock, par value $0.0001 per share (“Class B Common Stock”), was converted into one share of Common Stock. As of the Closing Date, the Exchange Ratio with respect to Legacy Carmell common stock was 0.06154, and the Exchange Ratio with respect to each outstanding derivative equity security of Legacy Carmell was between 0.06684 and 0.10070.

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

The Business Combination was accounted for as a reverse recapitalization in accordance with accounting principles generally accepted in the United States (“GAAP”). Under this method of accounting, Alpha was treated as the acquired company for financial reporting purposes, and Legacy Carmell was treated as the accounting acquirer. Operations prior to the Business Combination are those of Legacy

Carmell. Unless otherwise noted, the Company has retroactively adjusted all common and preferred share and related share price information to give effect to the Exchange Ratio established in the Business Combination Agreement.

Axolotl Biologix Acquisition

On August 9, 2023 (the “Merger Closing Date”), the Company completed the acquisition of Axolotl Biologix, Inc. (“AxoBio”) pursuant to an Agreement and Plan of Merger, dated July 26, 2023 (as amended, the “Merger Agreement”), by and among the Company, AxoBio, Aztec Merger Sub, Inc., a wholly owned subsidiary of the Company (“Merger Sub I”), and Axolotl Biologix LLC, a wholly owned subsidiary of the Company (“Merger Sub II”). Upon the closing of the transactions contemplated by the Merger Agreement, (a) Merger Sub I merged with and into AxoBio, after which the separate corporate existence of Merger Sub I ceased, and AxoBio continued as the surviving corporation, and (b) AxoBio merged with and into Merger Sub II, after which AxoBio ceased to exist, and Merger Sub II survived as a wholly owned subsidiary of the Company (collectively, the “AxoBio Acquisition”). At the effective time of the AxoBio Acquisition (the “Merger Effective Time”), each share of AxoBio’s common stock, par value $0.001 per share, (other than Dissenting Shares (as defined in the Merger Agreement) and shares held as treasury stock) issued and outstanding as of immediately prior to the Merger Effective Time was canceled and converted into the right to receive a pro rata share of:

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

Risks and Uncertainties

Disruption of global financial markets and a recession or market correction, including the ongoing military conflicts between Russia and Ukraine and the related sanctions imposed against Russia, as well as the conflict between Israel and Hamas and the related tensions in the Middle East and other global macroeconomic factors such as inflation and changes in interest rates, could reduce the Company’s ability to access capital, which could in the future negatively affect the Company’s liquidity and could materially affect the Company’s business and the value of its Common Stock.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies, but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make a comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. Significant estimates in these unaudited condensed consolidated financial statements include those related to the forward purchase asset, earnout liabilities, derivative liabilities, long-term assets and goodwill impairment, the provision or benefit for income taxes and the corresponding valuation allowance on deferred tax assets, and contingent liabilities. If the underlying estimates and assumptions upon which the unaudited condensed consolidated financial statements are based change in the future, actual amounts may differ from those included in the accompanying unaudited condensed consolidated financial statements.

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

Segment Reporting

ASC Topic No. 280, Segment Reporting (“ASC 280”), establishes standards for the way that public business enterprises report information about operating segments in their annual consolidated financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. ASC 280 also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company’s business segments are based on the organizational structure used by the chief operating decision maker to make operating and investment decisions and assess performance. Our chief executive officer, who is our chief operating decision maker, views the Company’s operations and manages its business in one operating segment, which is the business of developing and commercializing cosmetic and regenerative care products.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents are held by financial institutions and are federally insured up to certain limits. At times, the Company’s cash and cash equivalents balance exceeds the federally insured limits, which potentially subject the Company to concentrations of credit risk. For the six months ended June 30, 2024 and 2023, the Company has experienced no losses related to its cash and cash equivalents that exceed federally insured deposit limits. As of June 30, 2024, the Company had cash in excess of federally insured limits of $1,833,647. As of June 30, 2024 and December 31, 2023, the Company had cash equivalents of $25,191 and $30,000, respectively. Cash equivalents as of December 31, 2023 are classified as a component of assets available for sale in the accompanying unaudited condensed consolidated balance sheets.

Forward Purchase Agreement

On July 9, 2023, Alpha and each of Meteora Special Opportunity Fund I, LP (“MSOF”), Meteora Capital Partners, LP (“MCP”) and Meteora Select Trading Opportunities Master, LP (“MSTO” and together with MCP and MSOF, the “Sellers” or “Meteora”) entered into a forward purchase agreement (the “Forward Purchase Agreement”) providing for an over-the-counter equity forward transaction relating to, prior to the Effective Time, the Class A Common Stock and, after the Effective Time, the Common Stock. Pursuant to the terms of the Forward Purchase Agreement, at the Closing Date, the Sellers purchased directly from the stockholders of Alpha 1,705,959 shares of Class A Common Stock (the “Recycled Shares”) at a price of $10.28 per share (the “Initial Price”), which is the price equal to the redemption price at which holders of Class A Common Stock were permitted to redeem their shares in connection with the Business Combination pursuant to Section 9.2(a) of Alpha’s Second Amended and Restated Certificate of Incorporation, as amended (the “Second Amended Charter”).

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

On August 6, 2024, the Company and Meteora entered into an amendment to the Forward Purchase Agreement to change the settlement method from physical settlement to cash settlement. See Note 16 for further information.

Accounts Receivables, Net

Accounts receivable are recorded at the original invoice amount. Receivables are considered past due based on the contractual payment terms. The Company reserves a percentage of its trade receivable balance based on collection history and current economic trends that it expects will impact the level of credit losses over the life of the Company’s receivables. These reserves are re-evaluated on a regular basis and adjusted as needed. Once a receivable is deemed to be uncollectible, such balance is charged against the reserve. The Company had no reserve related to the potential likelihood of not collecting its receivables as of June 30, 2024 and December 31, 2023. All of the Company’s trade receivables were related to AxoBio at December 31, 2023 and are classified as a component of assets available for sale in the accompanying unaudited condensed consolidated balance sheets.

Inventories

Inventory is stated at the lower of cost or net realizable value. Cost is calculated by applying the first-in-first-out method. The Company regularly reviews inventory quantities on hand and writes down any inventory that it believes to be impaired to its net realizable value. Management considers forecast demand in relation to the inventory on hand, competitiveness of product offerings, market conditions and product life cycles when determining excess and obsolescence and net realizable value adjustments. At December 31, 2023, all of the Company’s inventory was related to AxoBio and is classified as a component of assets available for sale in the accompanying unaudited condensed consolidated balance sheets. The Company had no reserve for obsolescence as of June 30, 2024 and December 31, 2023.

Inventory as of June 30, 2024 was comprised of the following:

June 30, 2024
Raw materials	$90,410
Work-in-process	22,607
Finished goods	855
Total	$113,872

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Maintenance and repair charges are expensed as incurred. Fixed assets are depreciated using the straight-line method using the following estimated useful lives:

•
Equipment – 5-7 years
•
Leasehold improvements – The lesser of 10 years or the remaining life of the lease
•
Furniture and fixtures – 7 years

Goodwill and Intangible Assets

Goodwill is not amortized but tested for impairment on an annual basis in the fourth quarter and more frequently if events or changes in circumstances indicate that the asset may be impaired. The Company’s impairment tests are based on a single reporting unit structure. The carrying value and ultimate realization of these assets are dependent upon estimates of future earnings and benefits that the Company expects to generate from their use. If the expectations of future results and cash flows are significantly diminished, intangible assets and goodwill may be impaired, and the resulting charge to operations may be material. First, the Company assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. If, after assessing qualitative factors, the Company determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. If deemed necessary, a two-step test is used to identify the potential impairment and to measure the amount of goodwill impairment, if any. The first step is to compare the fair value of the reporting unit with its carrying amount, including goodwill. An impairment charge is recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value. However, the impairment loss recognized should not exceed the total amount of goodwill allocated to that single reporting unit. All of the Company’s goodwill was related to the AxoBio Acquisition and totaled $19,188,278 as of December 31, 2023, which is classified as a component of assets available for sale in the accompanying unaudited condensed consolidated balance sheets.

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

Finite-lived intangible assets are amortized using the straight-line method using the following useful lives:

•
Customer contracts – 20 years
•
Trade name – 7 years
•
Intellectual property – 7 years
•
Patents – 16 years

Significant judgments required in assessing the impairment of goodwill and intangible assets include the assumption the Company only has a single reporting unit, identifying whether events or changes in circumstances require an impairment assessment, estimating future cash flows, determining appropriate discount and growth rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value and whether an impairment exists and, if so, the amount of that impairment. The Company has not recognized any goodwill or intangible asset impairment charges in the six months ended June 30, 2024 and 2023.

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

Revenue Recognition

The Company accounts for revenue in accordance with ASC 606, Revenue from Contracts with Customers (“ASC 606”). Under ASC 606, revenue is recognized when control of promised goods or services is transferred to a customer in an amount that reflects the consideration that the Company expects to receive in exchange for those goods or services. Revenue is recognized based on the following five-step model:

•
Identification of the contract with a customer;
•
Identification of the performance obligations in the contract;
•
Determination of the transaction price;
•
Allocation of the transaction price to the performance obligations in the contract; and
•
Recognition of revenue when, or as, the Company satisfies a performance obligation.

All of the Company's revenue for the three and six months ended June 30, 2024 was derived from direct-to-consumer sales for which the price is fixed. Such revenue is recognized upon the shipment of the related goods.

Selling and Marketing Expenses

Selling and marketing expenses included in continuing operations principally consist of marketing and advertising expenses. Such costs are expensed as incurred. The Company had no advertising expenses during the three and six months ended June 30, 2024. Selling and marketing expenses related to AxoBio, which are reported as a component of discontinued operations in the accompanying unaudited condensed consolidated statements of operations, totaled $0 and $100,000 for the three and six months ended June 30, 2024, respectively. Such expenses consist primarily of advertising expenses, commissions and freight expenses, and the distribution and marketing expenses described above in the revenue recognition policies.

Research and Development Expenses

Research and development expenses are expensed as incurred and consist principally of internal and external costs, which include the cost of patent licenses, contract research services, laboratory supplies and development and manufacture of preclinical compounds and consumables for clinical trials and preclinical testing.

Income Taxes

Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2024 and December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities for all tax years subsequent to 2018.

Net Loss Per Share

Under ASC 260, Earnings per Share, the Company is required to apply the two-class method to compute earnings per share (“EPS”). Under the two-class method, both basic and diluted EPS are calculated for each class of common stock and participating security, considering both dividends declared (or accumulated) and participation rights in undistributed earnings. The two-class method results in an allocation of all undistributed earnings as if all those earnings were distributed. As the Company has generated losses in each reporting period since its inception, the Company also considered the guidance related to the allocation of the undistributed losses under the two-class method. The contractual rights and obligations of the shares of Legacy Preferred Stock (as defined in Note 11 below) and the Company’s warrants were evaluated to determine if they have an obligation to share in the losses of the Company. As there is no obligation for the holders of Legacy Preferred Stock or the holders of the Company's warrants to fund the losses of the Company, nor is the contractual principal or redemption amount of the shares of Legacy Preferred Stock or the warrants reduced as a result of losses incurred by the Company, under the two-class method, the undistributed losses are allocated entirely to the Common Stock. Earnings per share information has been retrospectively adjusted to reflect the Business Combination ratio applied to Legacy Carmell’s historical number of shares outstanding. Shares of Alpha are considered issued for EPS purposes as of the date of the Business Combination.

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

Potentially dilutive securities as of June 30, 2024, which are not included in diluted weighted average shares outstanding for the three and six months ended June 30, 2024 and 2023, consist of the following (in common stock equivalents):

	June 30,
	2024	2023
Stock Options	1,243,241	2,285,455
Common Stock Warrants	4,648,222	103,213
Legacy Series A Preferred Stock (if converted)	—	1,228,900
Legacy Series B Preferred Stock (if converted)	—	2,080,239
Legacy Series C-1 Preferred Stock (if converted)	—	313,298
Legacy Series C-2 Preferred Stock (if converted)	—	4,527,149
Legacy Preferred Stock Warrants	—	231,291
Convertible Notes (if converted)	—	2,118,506
Total	5,891,463	12,888,051

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

Other financial assets and liabilities are categorized based on a hierarchy of inputs as follows:

	June 30, 2024		December 31, 2023		Fair Value
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Input Hierarchy
Forward purchase agreement	$1,420,137	$1,420,137	$5,700,451	$5,700,451	Level 3
SBA Loan	—	—	1,505,070	1,498,000	Level 2

Changes in the fair value of Level 3 financial assets and liabilities for the six months ended June 30, 2024 are as follows:

Forward Purchase Agreement:
Balance, beginning of year	$5,700,451
Change in fair value	(4,280,314)
Balance, end of period	$1,420,137

The Forward Purchase Agreement was accounted for at fair value as a financial instrument in the scope of ASC 480, Distinguishing Liabilities from Equity, and resulted in an asset at the Closing Date. The fair value of the Company’s position under the Forward Purchase Agreement was calculated using the Call/Put Option Pricing Model. The assumptions incorporated into the valuation model as of December 31, 2023 included the share price of $3.81, the termination fee of $0.50 per share, the debt rate of 12.95% and the term of 0.54 years. As of June 30, 2024, the assumptions incorporated into the valuation model included the share price of $1.33, the termination fee of $0.50 per share, a debt rate of 14.83% and a term of 0.04 years.

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

The Company determined that the AxoBio Acquisition was deemed significant to the Company in accordance with Rule 3-05 of Regulation S-X. As required by ASC 805, Business Combinations, the following unaudited pro forma statements of operations for the three and six months ended June 30, 2023 give effect to the AxoBio Acquisition as if it had been completed on January 1, 2023. The unaudited pro forma financial information below is presented for illustrative purposes only and is not necessarily indicative of what the operating results actually would have been during the periods presented had the AxoBio Acquisition been completed during the periods presented. In addition, the unaudited pro forma financial information does not purport to project future operating results. The pro forma statements of operations do not fully reflect: (i) any anticipated synergies (or costs to achieve synergies) or (ii) the impact of non-recurring items directly related to the AxoBio Acquisition.

	For the three months ended June 30, 2023	For the six months ended June 30, 2023
Revenue included in discontinued operations in the consolidated statements of operations	$—	$—
Add: AxoBio revenue not reflected in the consolidated statements of operations	12,521,575	21,920,233
Unaudited pro forma revenue	$12,521,575	$21,920,233

Net loss from consolidated statements of operations	$(5,308,952)	$(7,137,667)
Add: AxoBio net income not reflected in the consolidated statements of
operations, less pro forma adjustments described below (1)	(953,566)	(3,457,472)
Unaudited pro forma net loss	$(6,262,518)	$(10,595,139)
(1)
An adjustment to reflect amortization of $598,458 and $1,196,916 for three and the six months ended June 30, 2023, respectively, that would have been charged assuming the fair value adjustments to intangible assets had been applied on January 1, 2023. The adjustment also reflects additional costs of goods sold of $2,037,582 and $4,075,164 for the three and six months ended June 30, 2023, respectively, that would have been charged assuming the fair value step up to inventories had been applied on January 1, 2023.

NOTE 4 — GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

Historically, the Company’s liquidity needs have been satisfied through debt and equity financing. As of June 30, 2024, the Company had cash of $2,198,275 and an accumulated deficit of $65,078,898. In addition, the Company had a net loss from continuing operations of $6,857,700 and negative cash flows from operations of $2,214,254 for the six months ended June 30, 2024.

Due to its current liabilities and other potential liabilities, the cash available to the Company may not be sufficient to allow the Company to operate for at least 12 months from the date these unaudited condensed consolidated financial statements are available for issuance. The Company may need to raise additional capital through equity or debt issuances. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations and reducing payroll expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These unaudited condensed consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company has refocused its efforts on cosmetic skincare products with near-term commercial potential, reprioritized its research and development, and ceased clinical studies of product candidates that will take more than a year to commercialize. The Company is also exploring the development and commercialization of haircare products based on the Carmell SecretomeTM and out-licensing of certain research and development programs to generate non-dilutive liquidity.

NOTE 5 — PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	June 30, 2024	December 31, 2023
	Continuing Operations	Continuing Operations	Discontinued Operations
Lab equipment	$696,648	$696,648	$216,210
Leasehold improvements	115,333	115,333	—
Furniture and fixtures	3,580	3,580	30,057
	815,561	815,561	246,267
Less: accumulated depreciation	(667,512)	(622,715)	(182,883)
Property and equipment, net	$148,049	$192,846	$63,384

Depreciation expense included in loss from continuing operations in the accompanying unaudited condensed consolidated statements of operations was $22,398 and $25,147 for the three months ended June 30, 2024 and 2023, respectively, and $44,797 and $48,118 for the six months ended June 30, 2024 and 2023, respectively. Depreciation expense included in discontinued operations in the accompanying unaudited condensed consolidated statements of operations was $10,828 for the six months ended June 30, 2024.

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

The Company capitalizes legal costs directly associated with the submission of Company patent applications. Gross patent costs of $70,746 as of June 30, 2024 are amortized on a straight-line basis over the patent term.

Intangible assets acquired in connection with the AxoBio Acquisition were initially recorded at their estimated fair value as of the acquisition date (see Note 3 - Business Combination). Intangible assets that have finite lives are amortized over their economic useful life. Amortization of intangibles related to AxoBio is included as a component of discontinued operations in the accompanying unaudited condensed consolidated statements of operations.

Intangible assets and the related accumulated amortization consist of the following at June 30, 2024:

	Amortization Period	Gross Carrying Value	Accumulated Amortization	Net Book Value
Continuing operations:
Patents	16 years	$70,746	$48,823	$21,923

Intangible assets and the related accumulated amortization consist of the following at December 31, 2023:

	Amortization Period	Gross Carrying Value	Accumulated Amortization	Net Book Value
Continuing operations:
Patents	16 years	$70,746	$46,559	$24,187

Discontinued operations:
Customer contracts	20 years	$12,170,000	$337,313	$11,832,687
Trade name	7 years	2,220,000	132,143	2,087,857
Intellectual property	7 years	8,870,000	527,976	8,342,024
		$23,260,000	$997,432	$22,262,568

Amortization expense included in loss from continuing operation in the accompanying unaudited condensed consolidated statements of operations was $1,132 and $1,128 for the three months ended June 30, 2024 and 2023, respectively, and $2,264 and $2,256 for the six months ended June 30, 2024 and 2023, respectively. Amortization expense included in income from discontinued operation in the accompanying unaudited condensed consolidated statements of operations was $625,621 for the six months ended June 30, 2024.

NOTE 7— ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following amounts:

	June 30, 2024	December 31, 2023
	Continuing Operations	Continuing Operations	Discontinued Operations
Accrued severance	$104,140	$452,579	$—
Accrued compensation	19,332	790,332	—
Accrued stock-based compensation	—	48,698	—
Other accrued expenses	212,154	303,825	468,652
Accrued expenses and other liabilities	$335,626	$1,595,434	$468,652

Accrued compensation is a non-interest bearing liability for employee payroll outstanding as of June 30, 2024 and December 31, 2023. This includes compensation earned during the years 2019 to 2023.

NOTE 8 —DEBT

U.S. Small Business Administration (SBA) Loan

As of the Merger Closing Date, AxoBio had an outstanding loan with the SBA with total principal and accrued interest outstanding of $2,000,000 and $113,476, respectively (the “SBA Loan”). Interest under the SBA Loan accrues at a simple interest rate of 3.75% annually on funds outstanding as of the anniversary date of the initial borrowing. A monthly payment in the amount of $9,953 began in December 2023 and continues for a total of 30 years. As of December 31, 2023, there was outstanding principal and accrued interest of $2,000,000 and $134,961, respectively. As of December 31, 2023, there was unamortized debt discount of $494,930. In connection with the AxoBio Acquisition, the SBA Loan was adjusted to fair value, which, excluding accrued interest, was determined to be $1,498,000. The difference in the outstanding principal and fair value of $502,000 was recorded as debt discount and is amortized over the remaining term of the loan using the effective interest method. For the three and six months ended June 30, 2024, the Company incurred interest expense of $0 and $17,571, respectively, and amortization of debt discount of $0 and $4,242, respectively. The SBA Loan and related accrued interest are classified as a component of assets available for sale in the accompanying unaudited condensed consolidated balance sheets, and the related interest expense and amortization of debt discount are classified as a component of discontinued operations in the accompanying unaudited condensed consolidated statements of operations.

Related Party Loans

As of the Merger Closing Date, AxoBio had several promissory notes outstanding to Burns Ventures, LLC (the “Burns Notes”) with total principal outstanding of $5,610,000. The owner of Burns Ventures LLC was a former stockholder of AxoBio. Interest on the Burns Notes is payable quarterly at a fixed interest rate of 7.00%. The Burns Notes require no monthly payments and are due in full at maturity date on December 31, 2024. As of December 31, 2023, the Burns Notes had outstanding principal and accrued interest of $5,610,000 and $98,982, respectively, and interest expense totaled $0 and $89,448 for the three and six months ended June 30, 2024. The Burns Notes and related accrued interest are classified as a component of assets available for sale in the accompanying unaudited condensed consolidated balance sheet, and the related interest expense is classified as a component of discontinued operations in the accompanying unaudited condensed consolidated statements of operations.

2023 Promissory Notes

During the year ended December 31, 2023, the Company received proceeds of $848,500 from 26 zero coupon Promissory Notes (the “Promissory Notes”). The Promissory Notes had a maturity date of one year from the date of issuance. The principal of the Promissory Notes was due in full at maturity. All Promissory Notes had a proportionate number of Common Stock warrants for 16,489 shares of Common Stock issued in connection with the issuance of the Promissory Notes with a fair value of $55,062. These warrants vested immediately, have a term of 5 years, and exercise prices ranging from $11.50 to $14.30. The fair value of these warrants was recorded as debt discount and is amortized over the term of the loans using the effective interest method. Debt discount amortization was $6,081 and $7,597, respectively, for the three months ended June 30, 2024 and 2023 and $19,549 and $8,300 for the six months ended June 30, 2024 and 2023, respectively. Pursuant to the terms of the Promissory Notes, the Board elected to repay all maturities of the Promissory

Notes in shares of Common Stock. During the six months ended June 30, 2024, the Company issued 328,707 shares of Common Stock to repay the Promissory Notes with an aggregate principal amount of $848,500.

Insurance Premium Financing

In August 2024, the Company entered into an agreement with a third party to finance a $1,011,480 premium on an insurance policy. This financing agreement had a monthly payment amount of $117,072, accrued interest at a rate of 8.99%, and matured in April 2024. As of June 30, 2024 and December 31, 2023, there was $0 and $459,647, respectively, of principal outstanding under this financing agreement.

In April 2024, the Company entered into another agreement with a third party to finance a $31,538 premium on a new insurance policy. This financing agreement has a monthly payment amount of $2,761, accrues interest in the amount of 9.99% and matures in February 2025. As of June 30, 2024 and December 31, 2023, there was $21,286 and $0, respectively, of principal outstanding under this financing agreement.

During the three and six months ended June 30, 2024, interest expense totaled $3,264 and $14,830, respectively, on these financing agreements.

January 2022 Convertible Notes

On January 19, 2022, the Company issued two senior secured convertible notes (the “Convertible Notes”) of $1,111,111 each to two investors (the “Holders”), due on January 19, 2023. The Convertible Notes bore interest at 10% (18% upon default). The Company was required to make monthly interest payments for the interest incurred and required monthly principal payments of $158,730 beginning on July 19, 2022. The Convertible Notes were collateralized by all assets (including current and future intellectual property) of Legacy Carmell. The Convertible Notes were issued with a 10% discount and were subject to an 8% commission due to the underwriter. These fees were recorded as debt discount. In addition, each of the Holders received warrants to subscribe for and purchase up to 155,412 shares of Common Stock (the “Convertible Note Warrants”). Each Convertible Note Warrant is exercisable at a price of $0.16 per warrant share, vested immediately, and has a term of five years. The fair value of the Convertible Note Warrants at the time of issuance was $409,483, which was recorded as debt discount. The Convertible Notes are convertible at the option of the Holders into shares of Common Stock at a fixed conversion price equal to the lesser of $3.57 per share and a 25% discount to the price of the Common Stock in a Qualified Offering (as defined in the Convertible Notes) (as adjusted, the “Conversion Price”). In the event units consisting of Common Stock and warrants are issued in a Qualified Offering, the Convertible Notes are convertible into Common Stock and warrants. If, at any time while the Convertible Notes are outstanding, the Company sells or grants any option to purchase or sells or grants any right to reprice, or otherwise disposes of or issues (or announces any sale, grant or any option to purchase or other disposition), any Common Stock or Common Stock equivalents entitling any person to acquire shares of Common Stock at an effective price per share that is lower than the then Conversion Price (such lower price, the “Base Conversion Price”), then the Conversion Price shall be reduced to equal the Base Conversion Price. Such adjustments are to be made whenever such Common Stock or Common Stock equivalents are issued. Multiple events have triggered the down-round feature of the base conversion price. As of December 31, 2022, the Base Conversion Price was $1.79.

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

An Agreement Subsequent to the Notice of Acceleration

On November 2, 2022, Carmell received a letter (“Notice of Acceleration”) from one of the Holders, notifying it of an Event of Default under the Convertible Notes. Carmell and Alpha entered into an agreement with such Holder, Puritan Partners LLC (“Puritan”), in connection with the Notice of Acceleration on December 19, 2022. Pursuant to this agreement, Alpha and Carmell each represented and warranted to Puritan that (i) it intended to enter into the Business Combination, (ii) there would be no conditions to closing relating to Alpha or its affiliates delivering a certain amount of cash to the Company at closing of the Business Combination, (iii) the only conditions to the closing of the Business Combination were as set forth in Sections 6.1 through Section 6.3 of the Business Combination Agreement, (iv) upon entering into such Business Combination Agreement, such parties would have a commitment letter from a third party to provide capital in an amount sufficient to the surviving company of the Business Combination to, among other things, repay all amounts due and owing at such time to Puritan at the closing, (v) the equity valuation ascribed to Carmell in the Business Combination Agreement was $150,000,000, and (vi) such Business Combination Agreement shall not place any restrictions on Puritan’s ability to transfer any of its securities, including, without limitation, the shares underlying its Convertible Note Warrants. Carmell agreed it would not pay any other debtholder on account of interest or principal during the forbearance period.

Based on the representations, warranties and agreements above and in consideration of Carmell’s agreement to pay Puritan at the closing of the Business Combination (i) the outstanding principal amount, plus accrued interest, late fees and all other amounts then owed as specified in the Convertible Notes and (ii) 25,000 freely tradeable shares of Common Stock (not subject to lock-up or any other restrictions on transfer) at a price of $10.00 per share (i.e., the price per share of Common Stock to the equity holders of Carmell in the Business Combination), Puritan withdrew and rescinded the Notice of Acceleration, and such Notice of Acceleration was deemed null and void and had no further force or effect. Puritan further agreed that, based on the representations and warranties, and agreements contained in such agreement, it shall not issue any further notices of acceleration or default notices under the Convertible Notes, seek repayment of any amounts due under the Convertible Notes, or seek to exercise any other remedies contained in the Convertible Notes and other related agreements in regard to non-payment of the Convertible Notes from the date of the Notice of Acceleration until June 30, 2023.

On the closing of the Business Combination, the Company repaid $2,649,874 to the Holders, which represented the original principal amount of the Convertible Notes plus accrued interest at a rate of 25%, which the Company believes is the maximum rate permissible under New York State usury laws. In addition, the Company issued Puritan 25,000 freely tradeable shares of Common Stock. Following the closing of the Business Combination, both Holders have provided notice to the Company demanding additional payment of principal and interest on the Convertible Notes in an approximate amount of $600,000 per each Holder at the closing of the Business Combination with additional interest thereon. In the case of Puritan, following the Business Combination, Puritan alleged that the Business Combination constituted a “Fundamental Transaction” under the terms of the Convertible Note Warrants, resulting in a purported right for Puritan to require the Company to repurchase such Convertible Note Warrants at a purchase price equal to the Black-Scholes Value of the unexercised portion of such Convertible Note Warrants as of the closing of the Business Combination. Puritan calculated the cash amount of such repurchase to be $1,914,123. The Company believes that this calculation is inaccurate. The other Holder demanded to be provided its share of the Convertible Note Warrants. Puritan has also asserted damages in connection with the timing of the issuance to it of 25,000 freely tradeable shares of Common Stock. The Company believes that it provided freely tradeable shares to Puritan at the same time as other Legacy Carmell stockholders. Puritan’s total claims, inclusive of the amounts paid at the Closing Date, exceed $4,050,000 in connection with a loan for which the Company received $1,000,000. Management of the Company believes that its obligations under the Convertible Notes and Convertible Note Warrants have been satisfied and that no additional payments are due to the Holders, and the Company has conveyed its position to the Holders. There can be no assurance that these or similar matters will not result in expensive arbitration, litigation or other dispute resolution, which may not be resolved in our favor and may adversely impact our financial condition (see Note 9 - Commitments and Contingencies).

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

Royalties payable by the Company to CMU are 2.07% of net sales, as defined in the Amended License Agreement. The Company is also required to pay CMU 25% of any sublicense fees received, due, and payable upon receipt of the sublicense fees by the Company. All payments due to CMU are due within sixty (60) days after the end of each fiscal quarter. All overdue payments bear interest at a rate equal to the Prime Rate (as defined in the Amended License Agreement) in effect at the date such amounts are due plus 4%. No royalties were accrued or paid during the three and six months ended June 30, 2024 and 2023.

The Company is obligated to reimburse CMU for all patent expenses and fees incurred to date by CMU for the licensed technology at the earlier of (1) three years from the effective date of the Amended License Agreement; (2) the closing date of a change in control event; and (3) for international patents, from the start of expenses for patenting outside of the United States of America. There were no reimbursed expenses and no owed related to reimbursable expenses for the three and six months ended June 30, 2024 and 2023.

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

NOTE 10 — PROFIT-SHARING PLAN

The Company has 401(k) profit-sharing plans covering substantially all employees. The Company’s discretionary profit-sharing contributions are determined annually by the Board. No discretionary profit-sharing contributions were made to the plans during the three and six months ended June 30, 2024 and 2023.

NOTE 11 — STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock

As of June 30, 2024 and December 31, 2023, the Company was authorized to issue 250,000,000 shares of Common Stock and had 20,905,407 and 23,090,585, respectively, shares issued and outstanding. In conjunction with the AxoBio Disposition on March 26, 2024, 3,845,337 shares of Common Stock were returned to the Company and retired.

On April 4, 2024, the Company entered into a securities purchase agreement with certain investors for the sale of an aggregate of 1,331,452 shares of Common Stock for gross proceeds of $3,001,235 (the “Private Placement”). In conjunction with the Private Placement, the Company issued a warrant for 89,787 shares of Common Stock to the placement agent on April 11, 2024. This warrant has an exercise price of $2.81, a term of 5 years, a fair value of $129,495, and becomes exercisable six months after issuance. In conjunction with the Private Placement, the Company owed $212,212 in fees and $25,000 in legal costs to the placement agent, which were recorded as a reduction of the gross proceeds received. There were no payables to the placement agent as of June 30, 2024. The placement agent is a related party, as a member of the Board is a managing partner of the placement agent.

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

The initial maximum number of shares of Common Stock that may be issued under the 2023 Plan through incentive stock options was 1,046,385, provided that this limit automatically increases on January 1 of each year, for a period of not more than ten years, commencing on January 1, 2024 and ending on (and including) January 1, 2032, by an amount equal to the lesser of 1,500,000 shares or the number of shares added to the share pool as of such January 1, as described in clause (ii) of the preceding sentence. The following shares will be added (or added back) to the shares available for issuance under the 2023 Plan:

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

Warrants Outstanding

A summary of the Common Stock warrant activity during the six months ended June 30, 2024 is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding, December 31, 2023	4,638,454	$10.20	4.62	$1,382,919
Issued	89,787	2.81
Expired	(80,019)	6.75
Outstanding, June 30, 2024	4,648,222	$10.11	4.11	$362,887
Exercisable, June 30, 2024	4,558,435	$10.25	4.10	$362,887

Option Activity and Summary

A summary of the option activity during the six months ended June 30, 2024 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Aggregate Intrinsic Value
Outstanding, December 31, 2023	1,689,765	$2.72	9.00	$1,850,397
Granted	112,981	3.05
Expired/Cancelled	(559,505)	2.75
Outstanding, June 30, 2024	1,243,241	$2.74	8.35	$—
Vested/Exercisable, June 30, 2024	278,182	$2.21	5.53	$—

The weighted average fair value of the options granted during the six months ended June 30, 2024 was based on a Black Scholes option pricing model using the following assumptions:

Expected volatility	70.0%
Expected term of option	6.0 - 7.0
Range of risk-free interest rate	3.8% -4.6%
Dividend yield	0%

The Company recorded stock-based compensation expense related to its options of $163,700 and $187,030 for the three months ended June 30, 2024 and 2023, respectively, and $375,169 and $367,539 for the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024, there was $1,662,811 of unrecognized compensation expense related to unvested stock options, which will be recognized over the weighted average remaining vesting period of 2.46 years.

NOTE 12 – INCOME TAXES

The Company did not record any income tax provision or benefit for the three and six months ended June 30, 2024 and 2023. The Company provides for a valuation allowance when it is more likely than not that it will not realize a portion of its deferred tax assets. The Company has established a valuation allowance against the net deferred tax asset due to the uncertainty that enough taxable income will be generated in those taxing jurisdictions to utilize the assets. Therefore, we have not reflected any benefit of such deferred tax assets in the accompanying unaudited condensed consolidated financial statements.

NOTE 13 – DISCONTINUED OPERATIONS

On March 20, 2024, the Company entered into the Purchase Agreement to sell AxoBio and closed the AxoBio Disposition on March 26, 2024 as detailed in Note 1. The assets and liabilities of AxoBio are classified as available for sale in the accompanying unaudited condensed consolidated balance sheets and consist of the following:

	June 30, 2024	December 31, 2023
Assets available for sale
Cash and cash equivalents	$—	$804,277
Accounts receivable, net	—	7,713,600
Prepaid expenses	—	251,086
Inventories	—	3,038,179
Property and equipment, net	—	63,384
Intangible assets, net	—	22,262,568
Goodwill	—	19,188,278
Total assets available for sale	$—	$53,321,372

Liabilities available for sale
Accounts payable	$—	$8,520,243
Accrued interest	—	134,961
Accrued interest, related party	—	98,982
Other accrued expenses	—	468,652
Loans payable, current	—	1,505,070
Related party loans, current	—	5,610,000
Earnout liability	—	8,000,000
Deferred income taxes	—	5,536,923
Total liabilities available for sale	$—	$29,874,831

The significant components of discontinued operations in the accompanying unaudited condensed consolidated statements of income are as follows:

	For the Six Months Ended
	June 30,
	2024	2023
Revenue	$—	$—
Cost of sales	—	—
Gross profit	—	—
Operating expenses:
Selling and marketing	$100,000	$—
Research and development	89,972	—
General and administrative	470,686	—
Depreciation and amortization	636,449	—
Total operating expenses	1,297,107	—
Loss from operations	(1,297,107)	—
Other income (expense):
Amortization of debt discount	(4,242)
Interest expense, related party	(89,448)	—
Interest expense	(17,571)	—
Total other (expense) income	(111,261)	—
Loss before income taxes	(1,408,368)	—
Income tax benefit, deferred	156,092	—
Discontinued operations, net	$(1,252,276)	$—

NOTE 14 – SUBSEQUENT EVENTS

In July 2024, the Company issued options for 1,358,893 shares of Common Stock pursuant to the 2023 Plan with a weighted average exercise price of $1.07 per share. These options vest over four years (with 25% vesting after one year and the remainder vesting 1/36th per month over the balance of the vesting period) and expire after ten years from the date of grant.

On July 16, 2024, the Company was notified by Meteora of a potential Event of Default under the Forward Purchase Agreement (the “Default Notice”). On August 6, 2024, the Company and Meteora amended the Forward Purchase Agreement (the “FPA Amendment”) to change the settlement method from physical settlement to cash settlement. Pursuant to the FPA Amendment, Meteora waived any potential Event of Default referred to in the Default Notice and agreed to make a cash payment to the Company on the tenth business day immediately following the last day of the Valuation Period (as defined below) in an amount equal to (i) 1,705,959 shares of Common Stock subject to the Forward Purchase Agreement multiplied by the daily volume-weighted average price over the Valuation Period, less (ii)1,705,959 shares of Common Stock multiplied by $0.75. The “Valuation Period” is defined in the FPA Amendment as the period commencing on July 14, 2024 (the “Valuation Date”) and ending at 4:00 p.m. on the trading day on which 10% of the total volume traded in shares of Common Stock on The Nasdaq Capital Market has reached an amount equal to the number of shares of Common Stock outstanding as of the Valuation Date.

The Board appointed Kendra Bracken-Ferguson as Chief Executive Officer of the Company effective as of July 30, 2024. In conjunction with Ms. Bracken-Ferguson’s appointment as Chief Executive Officer, Rajiv Shukla resigned from his position as Chief Executive Officer of the Company. Following his resignation, Mr. Shukla continues to serve as Executive Chairman of the Board.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the related notes contained in Part I, Item 1 of this Quarterly Report on Form 10-Q (this "Quarterly Report") and our audited consolidated financial statements and the notes thereto, Part I – Item 1A. “Risk Factors” and Part II – Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the “2023 Annual Report”). Unless the context requires otherwise, references in this Quarterly Report to “Carmell,” the “Company,” “we,” “us,” or “our,” prior to the closing of the Business Combination (as defined in Note 1 to the accompanying unaudited condensed consolidated financial statements), are intended to refer to Carmell Therapeutics Corporation, a Delaware corporation, (“Legacy Carmell”) and, after the closing of the Business Combination, are intended to refer to Carmell Corporation, a Delaware corporation, and its consolidated subsidiaries.

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report includes forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. We have based these forward- looking statements on our current expectations, assumptions and projections about future events. These forward-looking statements involve known and unknown risks and uncertainties that are difficult to predict and could cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, forward-looking statements can be identified by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “future,” “intend,” “anticipate,” “likely,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions, but the absence of these words does not mean that a statement is not forward-looking. Such forward-looking statements include, but are not limited to, statements and expectations regarding the launch and commercialization of our products, our ability to raise financing in the future, our success in retaining or recruiting key members of our management, the benefits of and our expectations related to the AxoBio Disposition and the Private Placement, market acceptance of our products, regulatory developments related to the cosmetics industry, our ability to compete in our industry, our need to grow the size of our organization in the future and the management of such growth, outcomes related to legal proceedings, as well as all other statements other than statements of historical fact included in this Quarterly Report. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other filings we make with the U.S. Securities and Exchange Commission (the “SEC”), including those described under the section entitled Part II, Item 1A. “Risk Factors” in this Quarterly Report and under Part I, Item 1A, “Risk Factors” in the 2023 Annual Report. These forward-looking statements represent our estimates and assumptions as of the filing date of this Quarterly Report. We do not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

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

Recent Developments

Appointment of Chief Executive Officer

The Board appointed Kendra Bracken-Ferguson as Chief Executive Officer of the Company effective as of July 30, 2024. Ms. Bracken-Ferguson, age 44, is the Founder and Chief Executive Officer of BrainTrust, which encompasses BrainTrust Agency, BrainTrust Founders Studio and BrainTrust Fund 1. She has vast experience in the digital media space and has excelled at developing revenue-generating partnerships in the beauty and wellness industries. Ms. Bracken-Ferguson has served as Chief Executive Officer of BrainTrust Founders Studio since October 2021 and as the Chief Executive Officer of BrainTrust Fund since 2022. She was previously the interim

Chief Executive Officer of rē•spin by Halle Berry from April 2020 until October 2021. From May 2019 to April 2020, she was the Chief Business Officer of Beautycon Media. Ms. Bracken-Ferguson has helped develop more than 200 influencer-driven brands that have collectively generated more than $100 million in revenue. She currently serves on the growth advisory board of Iced Media, and previously served on the board of directors of Cayton Children’s Museum, the board of directors of Influencer Marketing Association and the advisory board of BeautyUnited. Ms. Bracken-Ferguson earned her bachelor’s degree from Purdue University and an MBA from Keller School of Management, Devry University.

In conjunction with Ms. Bracken-Ferguson’s appointment as Chief Executive Officer, Rajiv Shukla resigned from his position as our Chief Executive Officer. Following his resignation, Mr. Shukla continues to serve as Executive Chairman of the Board.

Sale of Common Stock

On April 11, 2024, we closed the Private Placement, in which we sold to certain accredited investors an aggregate of 1,331,452 shares of Common Stock, at a price of $2.25 per share for unaffiliated investors and at a price of $2.88 per share for our former Chief Executive Officer. The purchase price per share paid by our former Chief Executive Officer in the Private Placement reflected the closing sale price of the Common Stock on The Nasdaq Capital Market on April 3, 2024. We received gross proceeds of $3,001,235 from the Private Placement. In connection with the Private Placement, we issued to the placement agent a warrant for 89,787 shares of Common Stock with an exercise price of $2.81 and a term of five years. We also incurred $314,009 in fees and legal costs related to the Private Placement, which was recorded as a reduction of the gross proceeds received. A member of the Board is a managing partner of the placement agent. See Note 11 to the accompanying unaudited condensed consolidated financial statements for additional information regarding the Private Placement.

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

Impact of Macroeconomic Events

Economic uncertainty in various global markets caused by political instability and conflicts, such as the ongoing conflicts in Ukraine and Israel, rising tensions in the Middle East, and economic challenges have led to market disruptions, including significant volatility in commodity prices, credit and capital market instability, and supply chain interruptions, which have caused record inflation globally. Our business, financial condition, and results of operations could be materially and adversely affected by further negative impacts on the global economy and capital markets resulting from these global economic conditions, particularly if such conditions are prolonged or worsen. Although, to date, our results of operations have not been materially impacted by these global economic and geopolitical conditions, it is impossible to predict the extent to which our operations may be impacted in the short and long term. The extent and duration of these market disruptions, whether as a result of the military conflict between Russia and Ukraine, the effects of the Russian sanctions, the conflict between Israel and Hamas, geopolitical tensions, inflation, or otherwise, are impossible to predict. Any such disruptions may also magnify the impact of other risks described or incorporated by reference in Part II, Item 1A. "Risk Factors" in this Quarterly Report and Part I, Item 1A, “Risk Factors” in our 2023 Annual Report.

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

Going Concern and Management Plan

The unaudited condensed consolidated financial statements included elsewhere herein were prepared under the assumption that we would continue our operations as a going concern, which contemplates the realization of assets and the satisfaction of liabilities during the normal course of business. However, as of June 30, 2024, we had cash of $2,198,275, an accumulated deficit of $65,078,898 and liabilities of $6,405,627. We have incurred substantial recurring losses from continuing operations, have used, rather than provided, cash from our continuing operations and are dependent on additional financing to fund future operations. These conditions raise substantial doubt about our ability to continue as a going concern within one year after the date the financial statements are issued. The unaudited condensed consolidated financial statements included elsewhere herein do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

We closed on the Private Placement in April 2024 and received gross proceeds of $3,001,235. Furthermore, we have refocused our efforts on cosmetic skincare products with near-term commercial potential, reprioritized further research and development, and ceased clinical studies of product candidates that will take more than a year to commercialize. We are also exploring the development and commercialization of haircare products based on the Carmell SecretomeTM and out-licensing certain research and development programs to generate non-dilutive liquidity. Collectively, these activities are anticipated to assist us in extending our cash runway.

Comparison of Results of Operations for the Three Months Ended June 30, 2024 and 2023

The following table sets forth our results of operations for the three months ended June 30, 2024 and 2023:

	For the three months ended June 30,			%
	2024	2023	Change	Change
Revenue	$12,320	$—	$12,320	100%
Cost of goods sold	292	—	292	100%
Gross profit	12,028	—	12,028	100%
Operating expenses:
Selling and marketing	11,045	—
Research and development	104,066	823,657	(719,591)	-87%
General and administrative	1,064,874	637,453	427,421	67%
Depreciation and amortization of intangibles	23,530	26,274	(2,744)	-10%
Total operating expenses	1,203,515	1,487,384	(283,869)	-19%
Loss from operations	(1,191,487)	(1,487,384)	295,897	-20%
Other expenses, net	(2,113,051)	(3,821,568)	1,708,517	-45%
Net loss from continuing operations before taxes	$(3,304,538)	$(5,308,952)	$2,004,414	-38%

Revenue/Gross Profit

Revenue for the three months ended June 30, 2024 was $12,320 and reflects the launch of our first three cosmetic skincare products in the later part of the second quarter of 2024. Our cost of goods and gross profit on these sales were $292 and $12,028, respectively.

Operating Expenses

Selling and marketing expenses totaled $11,045 for the three months ended June 30, 2024 and were driven by the costs related to our initial marketing endeavors related to the launch of our first three cosmetic skincare products in the later part of the second quarter of 2024.

Research and development expenses decreased by $719,591 to $104,066 in the second quarter of 2024 as compared to the same period of 2023. This decrease was driven by our strategic realignment, which refocused our efforts on cosmetic skincare products with near-term commercial potential, reprioritized further research and development, and ceased clinical studies of product candidates that will take more than a year to commercialize. Also contributing to the decrease was the termination of employees in non-core or overlapping business areas in the third quarter of 2023 and the first quarter of 2024.

General and administrative expenses were $1,064,874 and $637,453 for the three months ended June 30, 2024 and 2023, respectively. This increase was primarily driven by an increase in insurance costs and salaries and benefits for personnel.

Other Expenses, Net

Other expenses, net, were $2,113,051 for the three months ended June 30, 2024, as compared to $3,821,568 in the corresponding period of 2023. Other expenses, net, for the second quarter of 2024 were driven by an unfavorable change in the fair value of the Forward

Purchase Agreement of $2,123,477, partially offset by a decrease of $265,173 in interest expense, reflecting a lower level of average debt outstanding. The corresponding period of 2023 includes an unfavorable change in the fair value of derivative liabilities related to the Convertible Notes of $3,545,073.

Comparison of Results of Operations for the Six Months Ended June 30, 2024 and 2023

The following table sets forth our results of operations for the six months ended June 30, 2024 and 2023:

	For the Six Months Ended June 30,			%
	2024	2023	Change	Change
	(unaudited)
Revenue	$12,320	$—	$12,320	100%
Cost of goods sold	292	—	292
Gross profit	12,028	—	12,028	100%
Operating expenses:
Selling and marketing	11,045	—	11,045	100%
Research and development	533,486	1,563,982	(1,030,496)	-66%
General and administrative	1,992,268	1,147,898	844,370	74%
Depreciation and amortization of intangibles	47,061	50,375	(3,314)	-7%
Total operating expenses	2,583,860	2,762,255	(178,395)	-6%
Loss from operations	(2,571,832)	(2,762,255)	190,423	-7%
Other expenses, net	(4,285,868)	(4,375,412)	89,544	-2%
Net loss income before taxes	$(6,857,700)	$(7,137,667)	$279,967	-4%

Revenue/Gross Profit

Revenue for the six months ended June 30, 2024 was $12,320 and reflects the launch of our first three cosmetic skincare products in the later part of the second quarter of 2024. Our cost of goods and gross profit on these sales were $292 and $12,028, respectively.

Operating Expenses

Selling and marketing expenses totaled $11,045 for the six months ended June 30, 2024 and were driven by the costs related to our initial marketing endeavors related to the initial launch of our cosmetic skincare products.

Research and development expenses decreased by $1,030,496 to $533,486 in the first six months of 2024 as compared to the same period of 2023. This decrease was driven by our strategic realignment, which refocused our efforts on cosmetic skincare products with near-term commercial potential, reprioritized further research and development, and ceased clinical studies of product candidates that will take more than a year to commercialize. Also contributing to the decrease was the termination of employees in non-core or overlapping business areas in the third quarter of 2023 and the first quarter of 2024.

General and administrative expenses were $1,992,268 and $1,147,898 for the six months ended June 30, 2024 and 2023, respectively. This increase was primarily driven by an increase in insurance costs and salaries and benefits for personnel.

Other Expenses, Net

Other expenses, net, were $4,285,868 for the six months ended June 30, 2024, as compared to $4,375,412 in the corresponding period of 2023. For the six months ended June 30, 2024, other expenses, net, was driven by an unfavorable change in the fair value of the Forward Purchase Agreement of $4,280,314, partially offset by a decrease of $516,204 in interest expense, reflecting a lower level of average debt outstanding. The same period of 2023 includes an unfavorable change in the fair value of derivative liabilities related to the Convertible Notes of $3,870,158.

Discontinued Operations, Net

We had a loss from discontinued operations of $1,252,276, net of tax, for the six months ended June 30, 2024, which reflects the results of the AxoBio business through the closing of the AxoBio Disposition on March 26, 2024. There have been no sales of AxoBio’s products since October 2023. The Company recognized a non-cash gain on the sale of AxoBio of $1,534,479 during the six months ended June 30, 2024, due principally to the change in the fair value of the stock consideration between the AxoBio Acquisition and the AxoBio Disposition. See Note 1 to the accompanying unaudited condensed consolidated financial statements.

Liquidity, Capital Resources, and Going Concern

As of June 30, 2024, we had cash of $2,198,275 and an accumulated deficit of $65,078,898. In addition, we had a net loss from continuing operations of $6,857,700 and negative cash flows from operations of $2,214,254 for the six months ended June 30, 2024. Since our inception, we have financed operations principally through public and private issuances of equity securities and debt financing. In addition to the cost savings from the elimination of non-core areas or overlapping business functions in both the third quarter of 2023 and the first quarter of 2024 and the reduction of expenses resulting from the AxoBio Disposition, we have refocused our efforts on cosmetic skincare products with near-term commercial potential, reprioritized further research and development, and ceased clinical studies of product candidates that will take more than a year to commercialize.

Late in the second quarter of 2024, we launched our first three cosmetic skincare products based on the Carmell Secretome™. Management anticipates that revenue from the commercialization of its cosmetic skincare products and the anticipated cost savings from the activities detailed above will assist us in extending our cash runway. In addition, we are exploring the development and commercialization of haircare products based on the Carmell Secretome™ and out-licensing of certain research and development programs to generate non-dilutive liquidity.

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

Debt

As of June 30, 2024, we had outstanding debt totaling $21,286 (Note 8 to the accompanying unaudited condensed consolidated financial statements). In the first quarter of 2024, the Board elected to repay all of the maturing Promissory Notes in shares of the Company’s Common Stock in accordance with the terms of the Promissory Notes. During the six months ended June 30, 2024, all of the Promissory Notes with an aggregate principal amount of $848,500 were repaid through the issuance of an aggregate of 328,707 shares of Common Stock. In addition, the Holders of the Convertible Notes have demanded additional payment of principal and interest on the Convertible Notes and certain payments with respect to the Convertible Note Warrants, as more fully described in Note 9 to the accompanying unaudited condensed consolidated financial statements.

Cash Flows

The following table summarizes our cash flows for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
	2024	2023	Change
Net cash used in operating activities	$(2,214,254)	$(956,137)	$(1,258,117)
Net cash used in investing activities	(748,796)	(30,470)	(718,326)
Net cash provided by financing activities	2,248,864	874,378	1,374,486

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2024 increased by $1,258,117 as compared to the same period of 2023. This increase was primarily driven by the payment of accounts payable and accrued expenses.

Investing Activities

For the six months ended June 30, 2024, we paid $748,796 of costs in connection with the AxoBio Disposition.

Financing Activities

Net cash provided by financing activities was $2,248,864 for the six months ended June 30, 2024, as compared to $874,378 for the six months ended June 30, 2023. In the six months ended June 30, 2024, we closed the Private Placement, which provided net proceeds of $2,687,225. In addition, we repaid $469,899 of principal related to our insurance financing programs described in Note 8 to the accompanying unaudited condensed consolidated financial statements, while we received $848,500 in proceeds from the issuance of the Promissory Notes in the six months ended June 30, 2023.

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

Contractual Obligations and Commitments

In addition to financing obligations under our debt agreements, our contractual and commercial commitments include expenditures for operating leases and royalty payments. For further information on our Amended License Agreement with CMU see Note 9 to the accompanying unaudited condensed consolidated financial statements.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2024. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of such date due to the issue described below.

Changes in Internal Control Over Financial Reporting

Management identified a material weakness in its internal controls over the accounting treatment for a complex transaction during the quarter ended June 30, 2024. They have addressed this weakness by adopting a policy requiring formal documentation to substantiate the accounting treatment of all material transactions, including references to the relevant authoritative guidance.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

For a description of our material pending legal proceedings, see Note 8 and Note 9 to the accompanying unaudited condensed consolidated financial statements, which are incorporated herein by reference.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

Executive Compensation

On August 13, 2024, the Company entered into an amended and restated executive employment agreement (the “Employment Agreement”) with Rajiv Shukla, the Executive Chairman of the Board which is effective as of July 30, 2024 (the “Effective Date”). Mr. Shukla will receive, starting with calendar year 2024, a base salary at an annualized rate of $360,000 (the “Base Salary”) inclusive of base salary paid prior to the date of the Employment Agreement, which may be adjusted from time to time by the Compensation Committee of the Board (“Compensation Committee”).” In addition, any fully vested shares of Common Stock granted to Mr. Shukla under his executive employment agreement, dated December 29, 2023 (the “Original Employment Agreement”), as part of his annual base compensation was cancelled as of the Effective Date. Nothing in the Employment Agreement will amend, revoke or otherwise change anything related to Mr. Shukla’s outstanding stock options granted prior to the date of the Employment Agreement.

In addition, Mr. Shukla has the opportunity to earn an annual bonus with a target amount of 50% of his Base Salary in effect at the end of the applicable year. The amount of such annual bonus will be solely determined by the Compensation Committee based on the satisfactory achievement of corporate and/or personal objectives set by the Compensation Committee.

The Employment Agreement also provides Mr. Shukla the opportunity to receive restricted stock units with respect to the Common Stock (“RSUs”) upon the achievement of the milestones detailed in (a) and (b) below, subject to continued employment through the applicable grant date. All RSUs awarded will vest immediately upon achievement of the milestone described below and will provide for share withholding or a broker-assisted share sale to cover any withholding taxes due upon the vesting of the RSUs.

a)
Upon the initial achievement of at least $5 million in net revenue for any trailing 12-month period subsequent to April 1, 2024, a number of RSUs equal to 2% of the Company’s net revenue (e.g. if $5 million in revenue is achieved, the number of RSUs that vest would be 100,000); and
b)
Upon the initial achievement of at least $10 million in net revenue for any trailing 12-month period subsequent to April 1, 2024, an additional number of RSUs equal to 3.5% of the Company’s net revenue in excess of $5 million (e.g. if $10 million in revenue is achieved, the number of RSUs awarded would be 175,000).

Under the Employment Agreement, Mr. Shukla also has the opportunity to receive cash compensation for the achievement of the following performance milestones subject to continued employment through the applicable closing date:

a)
Upon the closing of an acquisition of the Company for an aggregate purchase price of between $150 million and $250 million during the 24-month period ending April 1, 2026, Mr. Shukla would receive cash incentive compensation of $5 million;
b)
Upon the closing of an acquisition of the Company for an aggregate purchase price of between $250 million and $325 million during the 24-month period ending April 1, 2026, Mr. Shukla would receive cash incentive compensation of $10 million; or
c)
Upon the closing of an acquisition of the Company for an aggregate purchase price equal to or more than $325 million during the 24-month period ending April 1, 2026, Mr. Shukla would receive cash incentive compensation of $15 million.

If Mr. Shukla is terminated by the Company without “cause” or upon Mr. Shukla’s resignation for “good reason” (each as defined in the Employment Agreement), the Company will pay to him, in addition to any unpaid portion of Mr. Shukla’s Base Salary or unpaid portion of any annual bonus that would have been earned with respect to the fiscal year ended immediately prior to such termination, (a) a pro rata bonus for the year of termination, (b) 12 months Base Salary, and (c) 12 months of COBRA coverage. If such termination occurs within three months preceding or 15 months following a “change in control” (as defined in the Employment Agreement), (a) the Company will pay to Mr. Shukla, in addition to the unpaid portion of any annual bonus that would have been earned with respect to the fiscal year ended immediately prior to such termination, (i) a pro rata bonus for the year of termination, (ii) 18 months Base Salary, (iii) 18 months of COBRA coverage, and (b) all outstanding time-based equity awards of Mr. Shukla will accelerate and vest upon the later of such termination and the change in control.

If Mr. Shukla is terminated by the Company due to death or “disability” (as defined in the Employment Agreement), the Company will pay to him a pro rata bonus for the year of termination. The foregoing severance payments and benefits are subject to Mr. Shukla executing and not revoking a general release of claims against the Company and its affiliates.

The foregoing description of the terms of the Employment Agreement does not purport to be complete and is qualified in its entirety by reference to full text of the Employment Agreement, a copy of which is filed as Exhibit 10.1 hereto and is incorporated by reference herein.

Insider Trading Arrangements

During the three months ended June 30, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 6. Exhibits.

Furnish the exhibits required by Item 601 of Regulation S-K (§ 229.601 of this chapter).

Number	Description
10.1*	Amended and Restated Executive Employment Agreement between Carmell Corporation and Rajiv Shukla, dated August 10, 2024.
10.2	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 4, 2024).
10.3	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 4, 2024).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules` 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Carmell Corporation

Date: August 14, 2024	By:	/s/ Rajiv Shukla
Name: Rajiv Shukla
Title: Executive Chairman

Carmell Corporation

Date: August 14, 2024	By:	/s/ Bryan J. Cassaday
Name: Bryan J. Cassaday
Title: Chief Financial Officer