Form 10-Q
period 2024-09-30
Carmell Corp
filed 2024-11-14
CIK 1842939

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-40228

CARMELL CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Delaware	86-1645738
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2403 Sidney Street, Suite 300 Pittsburgh, Pennsylvania	15203
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (919) 313-9633

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	CTCX	The Nasdaq Stock Market LLC
Redeemable Warrants, each whole warrant exercisable for one share of Common Stock at an exercise price of $11.50	CTCXW	The Nasdaq Stock Market LLC

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

As of November 13, 2024, the registrant had 20,905,407 shares of common stock, $0.0001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

CARMELL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2024	2023
	(unaudited)
ASSETS
Current assets:
Cash	$1,137,325	$2,912,461
Prepaid expenses	430,036	761,271
Forward purchase agreement	—	5,700,451
Inventory	97,890	—
Income taxes receivable	204,559	204,559
Accounts receivable and other current assets	15,079
Assets available for sale	—	53,321,372
Total current assets	1,884,889	62,900,114
Operating lease right of use asset	404,971	831,656
Property and equipment, net of accumulated depreciation of $684,345 and $622,715, respectively	131,216	192,846
Intangible assets, net of accumulated amortization of $49,968 and $46,559, respectively	20,778	24,187
Total assets	$2,441,854	$63,948,803

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$4,214,294	$4,417,234
Accrued interest	1,175,845	1,175,845
Accrued expenses and other liabilities	334,569	1,595,434
Loans payable, net of debt discount	362,967	1,288,598
Operating lease liability	86,163	150,136
Liabilities available for sale	—	29,874,831
Total current liabilities	6,173,838	38,502,078
Long-term liabilities:
Operating lease liability, net of current portion	332,573	697,715
Total liabilities	6,506,411	39,199,793

Commitments and contingencies (see Note 10)

Stockholders’ (deficit) equity:
Series A convertible voting preferred stock, $0.0001 par value; -0- and 4,243 shares authorized, issued and outstanding at September 30, 2024 and December 31, 2023, respectively	—	1
Common stock, $0.0001 par value, 250,000,000 shares authorized, and 20,905,407 and 23,090,585 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	2,091	2,309
Additional paid-in capital	63,890,731	83,250,101
Accumulated deficit	(67,957,379)	(58,503,401)
Total stockholders’ (deficit) equity	(4,064,557)	24,749,010
Total liabilities and stockholders’ (deficit) equity	$2,441,854	$63,948,803

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CARMELL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Gross sales	$58,915	$—	$71,235	$—
Discounts and allowances	(38,396)		(38,396)
Net sales	20,519	—	32,839	—
Cost of Goods Sold	4,840	—	5,132	—
Gross Profit	15,679	—	27,707	—

Operating expenses:
Selling and marketing	120,062	—	131,107	—
Research and development	331,806	1,590,899	865,292	3,154,881
General and administrative	965,622	507,948	2,957,890	1,655,846
Depreciation and amortization of intangible assets	17,978	23,158	65,039	73,533
Restructuring charges	—	726,280	—	726,280
Total operating expenses	1,435,468	2,848,285	4,019,328	5,610,540
Loss from operations	(1,419,789)	(2,848,285)	(3,991,621)	(5,610,540)

Other income (expense):
Other income (expense)	13,145	13,247	41,970	47,327
Interest expense	(7,123)	(314,124)	(21,953)	(845,158)
Amortization of debt discount	—	(14,179)	(19,549)	(22,479)
Loss on forward purchase agreement	(1,420,137)	(10,592,442)	(5,700,451)	(10,592,442)
Loss on lease termination	(44,577)	—	(44,577)	—
Change in fair value of derivative liabilities	—	4,697,138	—	826,980
Total other income (expense)	(1,458,692)	(6,210,360)	(5,744,560)	(10,585,772)
Loss from continuing operations before provision for income taxes	(2,878,481)	(9,058,645)	(9,736,181)	(16,196,312)

Provision for income taxes	—	—	—	—
Loss from continuing operations	(2,878,481)	(9,058,645)	(9,736,181)	(16,196,312)

Loss from discontinued operations attributable to common shareholders	—	(2,406,124)	(1,252,276)	(2,406,124)
Gain on sale of discontinued operations attributable to common shareholders	—	—	1,534,479	—
Net loss	(2,878,481)	(11,464,769)	(9,453,978)	(18,602,436)

Dividends on Legacy Series A, Legacy Series C-1, and Legacy C-2 preferred stock	—	(49,378)	—	(676,023)
Net loss attributable to common stockholders	$(2,878,481)	$(11,514,147)	$(9,453,978)	$(19,278,459)

Net (loss) income per common share - basic and diluted:
Net loss from continuing operations	$(0.14)	$(0.49)	$(0.45)	$(2.46)
Discontinued operations, net of tax	—	(0.13)	0.01	(0.35)
Net loss per common share	$(0.14)	$(0.62)	$(0.44)	$(2.81)

Weighted average of common shares outstanding - basic and diluted	20,905,407	18,629,730	21,516,291	6,871,258

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CARMELL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the Three and Nine Months Ended September 30, 2024 and 2023

(Unaudited)

	Series A Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at June 30, 2024	—	$—	20,905,407	$2,091	$63,705,035	$(65,078,898)	$(1,371,772)
Stock-based compensation expense	—	—	—	—	185,696	—	185,696
Net loss	—	—	—	—	—	(2,878,481)	(2,878,481)
Balance at September 30, 2024	—	$—	20,905,407	$2,091	$63,890,731	$(67,957,379)	$(4,064,557)

Balance at June 30, 2023	—	$—	911,058	$911	$5,039,320	$(50,146,603)	$(45,106,372)
Accrued Series A preferred stock dividend	—	—	—	—	—	(12,655)	(12,655)
Accrued Series C-1 preferred stock dividend	—	—	—	—	—	(2,912)	(2,912)
Accrued Series C-2 preferred stock dividend	—	—	—	—	—	(33,811)	(33,811)
Exercise of common stock options	—	—	6,680	7	15,188	—	15,195
Change in par value of Common Stock	—	—	—	(827)	827	—	—
Business Combination with Alpha, net of transaction costs	—	—	18,302,510	1,830	55,380,524	—	55,382,354
Common stock issued to convertible noteholder at the Merger	—	—	25,000	3	249,997	—	250,000
Common and Series A Preferred stock issued in conjunction with the AxoBio Acquisition	4,243	1	3,845,337	385	21,652,404	—	21,652,790
Stock-based compensation expense	—	—	—	—	237,760	—	237,760
Net loss	—	—	—	—	—	(11,464,769)	(11,464,769)
Balance at September 30, 2023	4,243	$1	23,090,585	$2,309	$82,576,020	$(61,660,750)	$20,917,580

Balance at January 1, 2024	4,243	$1	23,090,585	$2,309	$83,250,101	$(58,503,401)	$24,749,010
Stock received from AxoBio Disposition	(4,243)	(1)	(3,845,337)	(385)	(23,455,793)	—	(23,456,179)
Common Stock issued in connection with Promissory Notes	—	—	328,707	33	848,467	—	848,500
Common Stock issued	—	—	1,331,452	134	2,687,091	—	2,687,225
Stock-based compensation expense	—	—	—	—	560,865	—	560,865
Net loss	—	—	—	—	—	(9,453,978)	(9,453,978)
Balance at September 30, 2024	—	$—	20,905,407	$2,091	$63,890,731	$(67,957,379)	$(4,064,557)

Balance at January 1, 2023	—	—	896,580	897	4,590,855	(42,382,291)	(37,790,539)
Accrued Series A preferred stock dividend	—	—	—	—	—	(164,510)	(164,510)
Accrued Series C-1 preferred stock dividend	—	—	—	—	—	(40,551)	(40,551)
Accrued Series C-2 preferred stock dividend	—	—	—	—	—	(470,962)	(470,962)
Exercise of common stock options	—	—	21,158	21	41,052	—	41,073
Warrants issued in connection with notes	—	—	—	—	55,062	—	55,062
Change in par value of Common Stock	—	—	—	(827)	827	—	—
Business Combination with Alpha, net of transaction costs	—	—	18,302,510	1,830	55,380,524	—	55,382,354
Common stock issued to convertible noteholder at the Business Combination	—	—	25,000	3	249,997	—	250,000
Common and Series A Preferred stock issued in conjunction with the AxoBio Acquisition	4,243	1	3,845,337	385	21,652,404	—	21,652,790
Stock-based compensation expense	—	—	—	—	605,299	—	605,299
Net loss	—	—	—	—	—	(18,602,436)	(18,602,436)
Balance at September 30, 2023	4,243	$1	23,090,585	$2,309	$82,576,020	$(61,660,750)	$20,917,580

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CARMELL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss from continuing operations	$(9,736,181)	$(16,196,312)
Loss from discontinued operations, net of tax	(1,252,276)	(2,406,124)
Gain on sale of discontinued operations	1,534,479	—
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of discontinued operations	(1,534,479)	—
Stock-based compensation	560,865	605,299
Depreciation and amortization of intangible assets	65,039	73,533
Amortization of right of use assets	93,682	(5,675)
Amortization of debt discount	19,549	22,479
Change in fair value of forward purchase agreement	5,700,451	10,592,442
Change in fair value of derivative liabilities	—	(826,980)
Shares issued for interest	—	250,000
Changes in operating assets and liabilities:
Prepaid expenses	331,235	(1,033,599)
Inventory	(97,890)	—
Accounts receivable and other current assets	(15,079)	28,175
Assets available for sale	4,662,980	4,748,384
Accounts payable	(202,940)	593,463
Accrued expenses and other liabilities	(1,260,865)	271,251
Lease liability	(96,112)	(75,219)
Accrued interest	—	577,007
Income taxes payable	—	187,126
Liabilities available for sale	(2,389,343)	(2,342,260)
Net cash used in operating activities	(3,616,885)	(4,937,010)

Cash flows from investing activities
Purchase of property and equipment	—	(30,470)
Cash paid in AxoBio Disposition	(748,796)	—
Net cash (used in) provided by investing activities	(748,796)	(30,470)

Cash flows from financing activities:
Proceeds from issuance of Common Stock, net of costs	2,687,225	—
Proceeds from issuance of loans	495,692	1,859,980
Payment of loans	(592,372)	(106,631)
Gross proceeds from Business Combination	—	30,951,174
Transaction costs paid in connection with the Business Combination	—	(624,847)
Cash transferred in connection with Forward Purchase Agreement	—	(17,535,632)
Proceeds from common stock option exercises	—	41,064
Payment of convertible notes	—	(2,649,874)
Net cash provided by financing activities	2,590,545	11,935,234

Net (decrease) increase in cash	(1,775,136)	6,967,754
Cash - beginning of the period	2,912,461	128,149
Cash - end of the period	$1,137,325	$7,095,903

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CARMELL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

	For the Nine Months Ended September 30,
	2024	2023
Supplemental cash flow information:
Interest paid	$21,953	$11,367
Income taxes paid	—	423,754

Non-cash financing activity:
Fair value of shares received in AxoBio Disposition	$23,456,179	$—
Common Stock issued in connection with conversion of Promissory Notes	848,500	—
Decrease in right of use asset and lease liabilities related to termination of lease	333,003	—
Net assets acquired in AxoBio Acquisition		43,135,082
Earnout liability and deferred consideration payable incurred in AxoBio Acquisition		21,482,292
Issuance of Series A preferred stock and common stock in AxoBio Acquisition		21,652,790
Accrued Legacy Series A preferred stock dividends	—	164,510
Accrued Legacy Series C-1 preferred stock dividends	—	40,551
Accrued Legacy Series C-2 preferred stock dividends	—	470,962
Debt discount recorded in connection with loans payable	—	55,062
Unpaid transaction costs incurred in connection with the Business Combination		1,186,219
Unpaid liabilities assumed in connection with the Business Combination		6,179,562
Conversion of common stock and preferred stock in connection with the Business Combination	—	32,092,096

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CARMELL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — NATURE OF THE ORGANIZATION AND BUSINESS

Unless the context requires otherwise, references to “Carmell” or the “Company” prior to the closing of the Business Combination (as defined below) are intended to refer to Carmell Therapeutics Corporation, a Delaware corporation, (“Legacy Carmell”), and, after the closing of the Business Combination, are intended to refer to Carmell Corporation, a Delaware corporation, and its consolidated subsidiaries.

Carmell Corporation is a bio-aesthetics company developing cosmetic skincare and haircare products that utilize the Carmell Secretome™ to topically deliver proteins and growth factors to support skin and hair health. The Carmell Secretome™ consists of a potent cocktail of proteins, peptides and bio-lipids extracted from allogeneic human platelets sourced from U.S. Food and Drug Administration-approved tissue banks. The Company’s product pipeline also includes innovative bone and wound healing products that are under development. Carmell’s operations are based in Pittsburgh, Pennsylvania. The Company operates as a single segment, and all of its operations are located in the United States. Carmell’s common stock, par value $0.0001 per share (the “Common Stock”), and Redeemable Warrants, each whole warrant exercisable for one share of Common Stock at an exercise price of $11.50, trade on The Nasdaq Capital Market under the ticker symbols “CTCX” and “CTCXW”, respectively.

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

On July 11, 2023, the record date for the special meeting of Alpha’s stockholders to approve the Business Combination (the “Special Meeting”), there were (i) 15,444,103 shares of Class A Common Stock issued and outstanding and (ii) 3,861,026 shares of Class B Common Stock issued and outstanding and held by AHAC Sponsor III LLC, Alpha’s sponsor (the “Sponsor”). In addition, on the closing date of Alpha’s initial public offering (the “IPO”), Alpha had issued 455,000 warrants to purchase Class A Common Stock to the Sponsor in a private placement. Prior to the Special Meeting, holders of 12,586,223 shares of Alpha Class A Common Stock included in the units issued in Alpha’s IPO (excluding 1,705,959 shares of the Class A Common Stock purchased by Meteora (as defined below) directly from the redeeming stockholders under the Forward Purchase Agreement (as defined in Note 2)) exercised their right to redeem such shares for cash at a price of approximately $10.28 per share (net of the withholding for federal and franchise tax liabilities), for an aggregate redemption price of approximately $29,374,372. The redemption price was paid out of Alpha’s trust account, which, after taking into account the redemptions but before any transaction expense, had a balance of $29,376,282 at the Closing Date.

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

Axolotl Biologix Disposition

On March 20, 2024, the Company entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”) with the former stockholders of AxoBio, including Burns Ventures, LLC (“BVLLC”), H. Rodney Burns (“Burns”), AXO XP, LLC (“AXPLLC”), and Protein Genomics, LLC (“PGEN” and together with BVLLC, Burns, and AXPLLC, collectively, the “Buyers” and each, a “Buyer”), providing for, upon the terms and subject to the conditions set forth therein, the sale by the Company of all outstanding limited liability company interests of AxoBio (the “AxoBio Disposition”) to the Buyers for aggregate consideration as described below. The AxoBio Disposition closed on March 26, 2024.

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023. The accompanying unaudited condensed consolidated financial statements include all adjustments that are of a normal recurring nature and necessary for the fair presentation of the results for the interim periods presented. Results for interim periods are not necessarily indicative of results to be expected for the full year.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies, but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make a comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company and which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

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

Segment Reporting

ASC Topic No. 280, Segment Reporting (“ASC 280”), establishes standards for the way that public business enterprises report information about operating segments in their annual consolidated financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. ASC 280 also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company’s business segments are based on the organizational structure used by the chief operating decision-maker to make operating and investment decisions and assess performance. Our chief executive officer, who is our chief operating decision-maker, views the Company’s operations and manages its business in one operating segment, which is the business of developing and commercializing cosmetic and regenerative care products.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents are held by financial institutions and are federally insured up to certain limits. At times, the Company’s cash and cash equivalents balance exceeds the federally insured limits, which potentially subject the Company to concentrations of credit risk. For the nine months ended September 30, 2024 and 2023, the Company has experienced no losses related to its cash and cash equivalents that exceed federally insured deposit limits. As of September 30, 2024, the Company had cash in excess of federally insured limits of $819,484. As of September 30, 2024 and December 31, 2023, the Company had cash equivalents of $25,297 and $30,000, respectively. Cash equivalents as of December 31, 2023 are classified as a component of assets available for sale in the accompanying unaudited condensed consolidated balance sheets.

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

In accordance with the terms of the Forward Purchase Agreement, at the Closing Date, the Company paid to the Sellers an aggregate cash amount of $17,535,632, which was equal to the product of (a) the Recycled Shares and (b) the Initial Price. Prior to the FPA Amendment (as defined below), the settlement date was the earliest to occur of (a) the first anniversary of the Closing Date and (b) after the occurrence of (i) a Delisting Event (as defined in the Forward Purchase Agreement) or (ii) a Registration Failure (as defined in the Forward Purchase Agreement), upon the date specified by Meteora in a written notice to be delivered to the Company at Meteora’s discretion (which settlement date could not be earlier than the date of such notice).

On August 6, 2024, the Company and Meteora amended the Forward Purchase Agreement (the “FPA Amendment”) to change the settlement method from physical settlement to cash settlement. Pursuant to the FPA Amendment, Meteora agreed to make a cash payment to the Company on the tenth business day immediately following the last day of the Valuation Period (as defined below) in an amount equal to (i) 1,705,959 shares of Common Stock subject to the Forward Purchase Agreement multiplied by the daily volume-weighted average price over the Valuation Period (the “Settlement Amount”), less (ii) 1,705,959 shares of Common Stock multiplied by $0.75 (the “Settlement Amount Adjustment”). The “Valuation Period” is defined in the FPA Amendment as the period commencing on July 14, 2024 (the “Valuation Date”) and ending at 4:00 p.m. on the trading day on which 10% of the cumulative volume traded in shares of Common Stock on The Nasdaq Capital Market has reached an amount equal to the number of shares of Common Stock outstanding as of the Valuation Date. In the event the Settlement Amount is less than the Settlement Amount Adjustment at the end of the Valuation Period, no funds will be due to or from the Company. On October 9, 2024, the Valuation Period concluded and, pursuant to its terms, the Forward Purchase Agreement, as amended, matured with no payment due to or from Carmell as the Settlement Amount was less than the Settlement Amount Adjustment.

Accounts Receivables, Net

Accounts receivable are recorded at the original invoice amount. Receivables are considered past due based on the contractual payment terms. The Company reserves a percentage of its trade receivable balance based on collection history and current economic trends that it expects will impact the level of credit losses over the life of the Company’s receivables. These reserves are re-evaluated on a regular basis and adjusted as needed. Once a receivable is deemed to be uncollectible, such balance is charged against the reserve. The Company had no reserve related to the potential likelihood of not collecting its receivables as of September 30, 2024 and December 31, 2023. All of the Company’s trade receivables were related to AxoBio at December 31, 2023 and are classified as a component of assets available for sale in the accompanying unaudited condensed consolidated balance sheets.

Inventories

Inventory is stated at the lower of cost or net realizable value. Cost is calculated by applying the average cost method. The Company regularly reviews inventory quantities on hand and writes down any inventory that it believes to be impaired to its net realizable value. Management considers forecast demand in relation to the inventory on hand, competitiveness of product offerings, market conditions and product life cycles when determining excess and obsolescence and net realizable value adjustments. At December 31, 2023, all of the Company’s inventory was related to AxoBio and is classified as a component of assets available for sale in the accompanying unaudited condensed consolidated balance sheets. The Company had no reserve for obsolescence as of September 30, 2024 and December 31, 2023.

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

Finite-lived intangible assets are amortized using the straight-line method using the following useful lives:

•
Customer contracts – 20 years
•
Trade name – 7 years
•
Intellectual property – 7 years
•
Patents – 16 years

Significant judgments required in assessing the impairment of goodwill and intangible assets include the assumption the Company only has a single reporting unit, identifying whether events or changes in circumstances require an impairment assessment, estimating future cash flows, determining appropriate discount and growth rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value and whether an impairment exists and, if so, the amount of that impairment. The Company has not recognized any goodwill or intangible asset impairment charges in the nine months ended September 30, 2024 and 2023.

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

All of the Company's revenue for the three and nine months ended September 30, 2024 was derived from sales for which the price is fixed. Such revenue is recognized upon the shipment of the related goods.

Selling and Marketing Expenses

Selling and marketing expenses included in continuing operations principally consist of marketing and advertising expenses. Such costs are expensed as incurred. The Company incurred advertising expenses of $32,867 for the three and nine months ended September 30, 2024. Selling and marketing expenses related to AxoBio, which are reported as a component of discontinued operations in the accompanying unaudited condensed consolidated statements of operations, totaled $0 and $100,000 for the three and nine months ended September 30, 2024, respectively, and $3,069,520 for the three and nine months ended September 30, 2023. Such expenses consist primarily of advertising expenses, commissions and freight expenses, and the distribution and marketing expenses described above in the revenue recognition policies.

Research and Development Expenses

Research and development expenses are expensed as incurred and consist principally of internal and external costs, which include the cost of product development, patent licenses, contract research services, and laboratory supplies.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2024 and December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities for all tax years subsequent to 2020.

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

The Company computes basic loss per share by dividing the loss attributable to holders of Common Stock for the period by the weighted average number of shares of Common Stock outstanding during the period. The Company’s warrants, options, Legacy Preferred Stock, and convertible notes could potentially be exercised or converted into Common Stock and then share in the earnings of the Company. However, these convertible instruments, warrants, and options were excluded when calculating diluted loss per share because such inclusion would be anti-dilutive for the periods presented. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

Potentially dilutive securities as of September 30, 2024, which are not included in diluted weighted average shares outstanding for the three and nine months ended September 30, 2024 and 2023, consist of the following (in common stock equivalents):

	September 30,
	2024	2023
Series A Preferred Stock (if converted)	—	4,243,000
Stock Options	2,486,531	1,551,886
Common Stock Warrants	4,640,929	4,638,444
Total	7,127,460	10,433,330

Stock-Based Compensation

The Company applies the provisions of ASC 718, Compensation-Stock Compensation (“ASC 718”), which requires the measurement and recognition of compensation expense for all stock-based awards made to employees, including employee stock options, in the unaudited condensed consolidated statements of operations.

For stock options issued to employees and members of the Company’s Board of Directors (the “Board”) for their services, the Company estimates each option’s grant date fair value using the Black-Scholes option pricing model. The use of the Black-Scholes option pricing model requires management to make assumptions with respect to the expected term of the option, the expected volatility of the Common Stock consistent with the expected life of the option, risk-free interest rates, and expected dividend yields of the Common Stock. For awards subject to service-based vesting conditions, including those with a graded vesting schedule, the Company recognizes stock-based compensation expense equal to the grant date fair value of stock options on a straight-line basis over the requisite service period, generally the vesting term. Forfeitures are recorded as incurred instead of estimated at the time of grant and revised.

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

Leases

The Company accounts for its leases pursuant to ASC 842, Leases, as amended. The Company’s leases consist of leaseholds on office space. The Company determines if an arrangement contains a lease at inception as defined by ASC 842. To meet the definition of a lease under ASC 842, the contractual arrangement must convey to the Company the right to control the use of an identifiable asset for a period of time in exchange for consideration. Right of Use (“ROU”) assets represent the right to use an underlying asset for the lease term, and lease liabilities represent the obligation to make lease payments arising from the lease. ROU assets and liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term. In August 2024, the Company terminated one of its leases and recognized a loss of $44,577 related to this termination.

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

Other financial assets and liabilities are categorized based on a hierarchy of inputs as follows:

	September 30, 2024		December 31, 2023		Fair Value
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Input Hierarchy
Forward purchase agreement	$—	$—	$5,700,451	$5,700,451	Level 3
SBA Loan	—	—	1,505,070	1,498,000	Level 2

Changes in the fair value of Level 3 financial assets and liabilities for the nine months ended September 30, 2024 are as follows:

Forward Purchase Agreement:
Balance, beginning of year	$5,700,451
Change in fair value	(5,700,451)
Balance, end of period	$—

The Forward Purchase Agreement was accounted for at fair value as a financial instrument in the scope of ASC 480, Distinguishing Liabilities from Equity, and resulted in an asset at the Closing Date. The fair value of the Company’s position under the Forward Purchase Agreement was calculated using the Call/Put Option Pricing Model as of December 31, 2023. The assumptions incorporated into the valuation model as of December 31, 2023 included the share price of $3.81, the termination fee of $0.50 per share, the debt rate of 12.95% and the term of 0.54 years. As of September 30, 2024, it was determined that the fair value of the Forward Purchase Agreement was $0 as no payment was due to or from Carmell as a result of the Settlement Amount being less than the Settlement Amount Adjustment, as described in Note 1.

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

In connection with the AxoBio Acquisition, the former stockholders of AxoBio were entitled to receive payment of the Earnout consisting of up to $9,000,000 in cash and up to $66,000,000 in shares of Common Stock, subject to the achievement of certain revenue targets and research and development milestones. In accordance with ASC 815-40, as the Earnout was not indexed to the Common Stock, it was accounted for as a liability at the Merger Closing Date and is subsequently remeasured at each reporting date with changes in fair value recorded as a component of discontinued operations in the accompanying unaudited condensed consolidated statements of operations.

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

The acquired loan payable of AxoBio was adjusted down to its fair value by $502,000 due to the more favorable than the market interest rate. This fair value step down is amortized over the term of the loan as a credit to the interest expense.

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

The Company determined that the AxoBio Acquisition was deemed significant to the Company in accordance with Rule 3-05 of Regulation S-X. As required by ASC 805, Business Combinations, the following unaudited pro forma statements of operations for the three and nine months ended September 30, 2023 give effect to the AxoBio Acquisition as if it had been completed on January 1, 2023. The unaudited pro forma financial information below is presented for illustrative purposes only and is not necessarily indicative of what the operating results actually would have been during the periods presented had the AxoBio Acquisition been completed during the periods presented. In addition, the unaudited pro forma financial information does not purport to project future operating results. The pro forma statements of operations do not fully reflect: (i) any anticipated synergies (or costs to achieve synergies) or (ii) the impact of non-recurring items directly related to the AxoBio Acquisition.

	For the three months ended September 30, 2023	For the nine months ended September 30, 2023
Revenue included in discontinued operations in the consolidated statements of operations	$3,728,816	$3,728,816
Add: AxoBio revenue not reflected in the consolidated statements of operations	4,100,086	26,020,319
Unaudited pro forma revenue	$7,828,902	$29,749,135

Net loss from consolidated statements of operations	$(11,464,769)	$(18,602,436)
Add: AxoBio net income not reflected in the consolidated statements of
operations, less pro forma adjustments described below (1)	4,526,658	1,069,186
Unaudited pro forma net income (loss)	$(6,938,111)	$(17,533,250)
(1)
An adjustment to reflect amortization of $598,458 and $1,795,374 for three and the nine months ended September 30, 2023, respectively, that would have been charged assuming the fair value adjustments to intangible assets had been applied on January 1, 2023. The adjustment also reflects additional costs of goods sold of $2,037,582 and $6,112,746 for the three and nine months ended September 30, 2023, respectively, that would have been charged assuming the fair value step up to inventories had been applied on January 1, 2023.

NOTE 4 — GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

Historically, the Company’s liquidity needs have been satisfied through debt and equity financing. As of September 30, 2024, the Company had cash of $1,137,325, an accumulated deficit of $67,957,379, and liabilities of $6,506,411. In addition, the Company had a net loss from continuing operations of $9,736,181 and negative cash flows from operations of $3,616,885 for the nine months ended September 30, 2024.

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

The Company has refocused its efforts on cosmetic skincare products with near-term commercial potential, reprioritized its research and development, and ceased clinical studies of product candidates that will take more than a year to commercialize. The Company is also exploring raising additional capital, the development and commercialization of haircare products based on the Carmell SecretomeTM and the out-licensing of certain research and development programs to generate non-dilutive liquidity.

NOTE 5 — INVENTORY

Inventory as of September 30, 2024 was comprised of the following:

September 30, 2024
Raw materials	$75,240
Work-in-process	19,109
Finished goods	3,541
Total	$97,890

NOTE 6 — PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	September 30, 2024	December 31, 2023
	Continuing Operations	Continuing Operations	Discontinued Operations
Lab equipment	$696,648	$696,648	$216,210
Leasehold improvements	115,333	115,333	—
Furniture and fixtures	3,580	3,580	30,057
	815,561	815,561	246,267
Less: accumulated depreciation	(684,345)	(622,715)	(182,883)
Property and equipment, net	$131,216	$192,846	$63,384

Depreciation expense included in loss from continuing operations in the accompanying unaudited condensed consolidated statements of operations was $16,833 and $22,028 for the three months ended September 30, 2024 and 2023, respectively, and $61,630 and $70,147 for the nine months ended September 30, 2024 and 2023, respectively. Depreciation expense included in discontinued operations in the accompanying unaudited condensed consolidated statements of operations was $0 and $10,828 for the three and nine months ended September 30, 2024, respectively, and $7,343 for the three and nine months ended September 30, 2023.

NOTE 7 —GOODWILL AND INTANGIBLE ASSETS

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

The Company capitalizes legal costs directly associated with the submission of Company patent applications. Gross patent costs of $70,746 as of September 30, 2024 are amortized on a straight-line basis over the patent term.

Intangible assets acquired in connection with the AxoBio Acquisition were initially recorded at their estimated fair value as of the acquisition date (see Note 3). Intangible assets that have finite lives are amortized over their economic useful life. Amortization of intangibles related to AxoBio is included as a component of discontinued operations in the accompanying unaudited condensed consolidated statements of operations.

Intangible assets and the related accumulated amortization consist of the following at September 30, 2024:

	Amortization Period	Gross Carrying Value	Accumulated Amortization	Net Book Value
Continuing operations:
Patents	16 years	$70,746	$49,968	$20,778

Intangible assets and the related accumulated amortization consist of the following at December 31, 2023:

	Amortization Period	Gross Carrying Value	Accumulated Amortization	Net Book Value
Continuing operations:
Patents	16 years	$70,746	$46,559	$24,187

Discontinued operations:
Customer contracts	20 years	$12,170,000	$337,313	$11,832,687
Trade name	7 years	2,220,000	132,143	2,087,857
Intellectual property	7 years	8,870,000	527,976	8,342,024
		$23,260,000	$997,432	$22,262,568

Amortization expense included in loss from continuing operation in the accompanying unaudited condensed consolidated statements of operations was $1,145 and $1,130 for the three months ended September 30, 2024 and 2023, respectively, and $3,409 and $3,386 for the nine months ended September 30, 2024 and 2023, respectively. Amortization expense included in income from discontinued operation in the accompanying unaudited condensed consolidated statements of operations was $625,621 for the three and nine months ended September 30, 2024 and $398,973 for the three and nine months ended September 30, 2023.

NOTE 8 — ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following amounts:

	September 30, 2024	December 31, 2023
	Continuing Operations	Continuing Operations	Discontinued Operations
Accrued severance	$—	$452,579	$—
Accrued compensation	19,332	790,332	—
Accrued stock-based compensation	—	48,698	—
Other accrued expenses	315,237	303,825	468,652
Accrued expenses and other liabilities	$334,569	$1,595,434	$468,652

Accrued compensation is a non-interest bearing liability for employee payroll outstanding as of September 30, 2024 and December 31, 2023. This includes compensation earned during the years 2019 to 2023.

NOTE 9 —DEBT

U.S. Small Business Administration (SBA) Loan

As of the Merger Closing Date, AxoBio had an outstanding loan with the SBA with total principal and accrued interest outstanding of $2,000,000 and $113,476, respectively (the “SBA Loan”). Interest under the SBA Loan accrues at a simple interest rate of 3.75% annually on funds outstanding as of the anniversary date of the initial borrowing. A monthly payment in the amount of $9,953 began in December 2023 and continues for a total of 30 years. In connection with the AxoBio Acquisition, the SBA Loan was adjusted to fair value, which, excluding accrued interest, was determined to be $1,498,000. The difference in the outstanding principal and fair value of $502,000 was recorded as debt discount and is amortized over the remaining term of the loan using the effective interest method. As of December 31, 2023, there was outstanding principal and accrued interest of $2,000,000 and $134,961, respectively. As of December 31, 2023, there was unamortized debt discount of $494,930. The Company incurred interest expense of $0 and $17,571 and amortization of debt discount of $0 and $4,242 for the three and nine months ended September 30, 2024, respectively. For the three and nine months ended September 30, 2023, the Company incurred interest expense of $13,318 and amortization of debt discount of $0 in each period. The SBA Loan and related accrued interest are classified as a component of assets available for sale in the accompanying unaudited condensed consolidated balance sheets, and the related interest expense and amortization of debt discount are classified as a component of discontinued operations in the accompanying unaudited condensed consolidated statements of operations.

Related Party Loans

As of the Merger Closing Date, AxoBio had several promissory notes outstanding to Burns Ventures, LLC (the “Burns Notes”) with total principal outstanding of $5,610,000. The owner of Burns Ventures LLC was a former stockholder of AxoBio. Interest on the Burns Notes is payable quarterly at a fixed interest rate of 7.00%. The Burns Notes require no monthly payments and are due in full at maturity date on December 31, 2024. As of December 31, 2023, the Burns Notes had outstanding principal and accrued interest of $5,610,000 and $98,982, respectively. Interest expense for the Burns Notes totaled $0 and $89,448 for the three and nine months ended September 30, 2024, and $65,629 for the three and nine months ended September 30, 2023. The Burns Notes and related accrued interest are classified as a component of assets available for sale in the accompanying unaudited condensed consolidated balance sheets, and the related interest expense is classified as a component of discontinued operations in the accompanying unaudited condensed consolidated statements of operations.

2023 Promissory Notes

During the year ended December 31, 2023, the Company received proceeds of $848,500 from 26 zero coupon Promissory Notes (the “Promissory Notes”). The Promissory Notes had a maturity date of one year from the date of issuance. The principal of the Promissory Notes was due in full at maturity. All Promissory Notes had a proportionate number of Common Stock warrants for 16,489 shares of Common Stock issued in connection with the issuance of the Promissory Notes with a fair value of $55,062. These warrants vested immediately and have a term of 5 years, with exercise prices ranging from $11.50 to $14.30. The fair value of these warrants was recorded as debt discount and was amortized over the term of the loans using the effective interest method. Debt discount amortization was $0 and $14,179 for the three months ended September 30, 2024 and 2023, respectively, and $19,549 and $22,479 for the nine months ended September 30, 2024 and 2023, respectively. Pursuant to the terms of the Promissory Notes, the Board elected to repay all maturities of the Promissory Notes in shares of Common Stock. During the nine months ended September 30, 2024, the Company issued 328,707 shares of Common Stock to repay the Promissory Notes with an aggregate principal amount of $848,500.

Insurance Premium Financing

In July 2024, the Company entered into an agreement with a third party to finance a $423,687 premium on an insurance policy. This financing agreement has a monthly payment of $40,467, accrues interest at a rate of 9.99%, and matures in June 2025. As of September 30, 2024 and December 31, 2023, there was $349,498 and $0, respectively, of principal outstanding under this financing agreement.

In April 2024, the Company entered into another agreement with a third party to finance a $29,911 premium on an insurance policy. This financing agreement has a monthly payment amount of $2,761, accrues interest in the amount of 9.99% and matures in February 2025. As of September 30, 2024 and December 31, 2023, there was $13,469 and $0, respectively, of principal outstanding under this financing agreement.

In August 2023, the Company entered into an agreement with a third party to finance a $1,011,480 premium on an insurance policy. This financing agreement had a monthly payment amount of $117,072, accrued interest at a rate of 8.99%, and matured in April 2024. As of September 30, 2024 and December 31, 2023, there was $0 and $459,647, respectively, of principal outstanding under this financing agreement.

Interest expense on these financing agreements totaled $7,123 and $18,152 for the three months ended September 30, 2024 and 2023, respectively, and $21,953 and $18,152 for the nine months ended September 30, 2024 and 2023, respectively.

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

On the closing of the Business Combination, the Company repaid $2,649,874 to the Holders, which represented the original principal amount of the Convertible Notes plus accrued interest at a rate of 25%, which the Company believes is the maximum rate permissible under New York State usury laws. In addition, the Company issued Puritan 25,000 freely tradeable shares of Common Stock. Following the closing of the Business Combination, both Holders have provided notice to the Company demanding additional payment of principal and interest on the Convertible Notes in an approximate amount of $600,000 per Holder at the closing of the Business Combination with additional interest thereon. In the case of Puritan, following the Business Combination, Puritan alleged that the Business Combination constituted a “Fundamental Transaction” under the terms of the Convertible Note Warrants, resulting in a purported right for Puritan to require the Company to repurchase such Convertible Note Warrants at a purchase price equal to the Black-Scholes Value of the unexercised portion of such Convertible Note Warrants as of the closing of the Business Combination. Puritan calculated the cash amount of such repurchase to be $1,914,123. The Company believes that this calculation is inaccurate. The other Holder demanded to be provided its share of the Convertible Note Warrants. Puritan has also asserted damages in connection with the timing of the issuance to it of 25,000 freely tradeable shares of Common Stock. The Company believes that it provided freely tradeable shares to Puritan at the same time as other Legacy Carmell stockholders. Puritan’s total claims, inclusive of the amounts paid at the Closing Date, exceed

$4,050,000 in connection with a loan for which the Company received $1,000,000. Management of the Company believes that its obligations under the Convertible Notes and Convertible Note Warrants have been satisfied and that no additional payments are due to the Holders, and the Company has conveyed its position to the Holders. There can be no assurance that these or similar matters will not result in expensive arbitration, litigation or other dispute resolution, which may not be resolved in our favor and may adversely impact our financial condition (see Note 10 - Commitments and Contingencies).

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

Royalties payable by the Company to CMU are 2.07% of net sales, as defined in the Amended License Agreement. The Company is also required to pay CMU 25% of any sublicense fees received, due, and payable upon receipt of the sublicense fees by the Company. All payments due to CMU are due within sixty (60) days after the end of each fiscal quarter. All overdue payments bear interest at a rate equal to the Prime Rate (as defined in the Amended License Agreement) in effect at the date such amounts are due plus 4%. No royalties were accrued or paid during the three and nine months ended September 30, 2024 and 2023.

The Company is obligated to reimburse CMU for all patent expenses and fees incurred to date by CMU for the licensed technology at the earlier of (1) three years from the effective date of the Amended License Agreement; (2) the closing date of a change in control event; and (3) for international patents, from the start of expenses for patenting outside of the United States of America. There were no reimbursed expenses and no amounts owed related to reimbursable expenses for the three and nine months ended September 30, 2024 and 2023.

Convertible Notes

As detailed in Note 9, both Holders have provided notice to the Company demanding additional payment of principal and interest on the Convertible Notes in an approximate amount of $600,000 per Holder at the closing of the Business Combination with additional interest thereon. In the case of Puritan, following the Business Combination, Puritan alleged that the Business Combination constituted a “Fundamental Transaction” under the terms of the Convertible Note Warrants, resulting in a purported right for Puritan to require the Company to repurchase such Convertible Note Warrants at a purchase price equal to the Black-Scholes Value of the unexercised portion of such Convertible Note Warrants as of the closing of the Business Combination. Puritan calculated the cash amount of such repurchase to be $1,914,123. The Company believes that this calculation is inaccurate. The other Holder demanded to be provided its share of the Convertible Note Warrants. Puritan has also asserted damages in connection with the timing of the issuance to it of 25,000 freely tradeable shares of Common Stock. The Company believes that it provided freely tradeable shares to Puritan at the same time as other Legacy Carmell stockholders. Puritan’s total claims, inclusive of the amounts paid at the Closing Date, exceed $4,050,000 in connection with a loan for which the Company received $1,000,000. Management of the Company believes that its obligations under the Convertible Notes and Convertible Note Warrants have been satisfied and that no additional payments are due to the Holders, and the Company has conveyed its position to the Holders. As described in further detail below, Puritan has filed a complaint against the Company related to these allegations. There can be no assurance that these or similar matters will not result in further arbitration, litigation or other dispute resolution, which may not be resolved in our favor and may adversely impact our financial condition.

Puritan Litigation

On November 8, 2023, Puritan filed a complaint captioned Puritan Partners LLC v. Carmell Regen Med Corporation et al., No. 655566/2023 (New York Supreme Court, New York County) naming the Company as a defendant. In the complaint, Puritan asserts that the Company breached its obligations under the Convertible Notes and the Convertible Note Warrants. Puritan also asserts that the Company did not comply with its obligations to provide Puritan with 25,000 freely tradeable shares of Common Stock in a timely manner. Puritan asserts claims for declaratory judgment, breach of contract, conversion, foreclosure of its security interest, replevin, unjust enrichment, and indemnification, and seeks remedies, including damages totaling $2,725,000 through November 1, 2023, additional fees and interest thereafter, costs and attorney’s fees, an order of foreclosure on its security interest, and other declaratory relief. The Company moved to dismiss the complaint. In July 2024, the court dismissed four of the eight claims in the complaint without prejudice. The case is currently in the discovery phase with respect to the remaining claims, which is expected to last through June 2025. The Company intends to defend itself vigorously against this litigation. However, there can be no assurance that this matter will be resolved in the Company’s favor, and an adverse outcome could have a material adverse effect on the Company’s financial condition.

NOTE 11 — PROFIT-SHARING PLAN

The Company has 401(k) profit-sharing plans covering substantially all employees. The Company’s discretionary profit-sharing contributions are determined annually by the Board. No discretionary profit-sharing contributions were made to the plans during the three and nine months ended September 30, 2024 and 2023.

NOTE 12 — STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock

As of September 30, 2024 and December 31, 2023, the Company was authorized to issue 250,000,000 shares of Common Stock and had 20,905,407 and 23,090,585, respectively, shares issued and outstanding. In conjunction with the AxoBio Disposition on March 26, 2024, 3,845,337 shares of Common Stock were returned to the Company and retired.

On April 4, 2024, the Company entered into a securities purchase agreement with certain investors for the sale of an aggregate of 1,331,452 shares of Common Stock for gross proceeds of $3,001,235 (the “Private Placement”). In conjunction with the Private Placement, the Company issued a warrant for 89,787 shares of Common Stock to the placement agent on April 11, 2024. This warrant has an exercise price of $2.81, a term of five years, a fair value of $129,495, and becomes exercisable nine months after issuance. In conjunction with the Private Placement, the Company paid $212,212 in fees and $25,000 in legal costs to the placement agent, which were recorded as a reduction of the gross proceeds received. The placement agent is a related party, as a member of the Board is a managing partner of the placement agent.

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

Legacy Series A Preferred Stock, Legacy Series C-1 Preferred Stock, and Legacy Series C-2 Preferred Stock accrued cumulative dividends at a per annum rate of 7% calculated on the original issue price, respectively. Such dividends accrued on each share of Legacy Preferred Stock commencing on the date of issuance.

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

The initial maximum number of shares of Common Stock that may be issued under the 2023 Plan through incentive stock options was 1,046,385, provided that this limit automatically increases on January 1 of each year for a period of not more than ten years, commencing on January 1, 2024 and ending on (and including) January 1, 2032, by an amount equal to the lesser of 1,500,000 shares or the number of shares added to the share pool as of such January 1, as described in clause (ii) of the preceding sentence. The following shares will be added (or added back) to the shares available for issuance under the 2023 Plan:

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

Warrants Outstanding

A summary of Common Stock warrant activity during the nine months ended September 30, 2024 is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding, December 31, 2023	4,638,454	$10.20	4.62	$1,382,919
Issued	89,787	2.81
Expired	(87,312)	7.03
Outstanding, September 30, 2024	4,640,929	$10.11	3.87	$74,287
Exercisable, September 30, 2024	4,551,142	$10.25	3.86	$74,287

Option Activity and Summary

A summary of option activity during the nine months ended September 30, 2024 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Aggregate Intrinsic Value
Outstanding, December 31, 2023	1,689,765	$2.72	9.00	$1,850,397
Granted	1,471,874	1.23
Expired/Cancelled	(675,108)	2.61
Outstanding, September 30, 2024	2,486,531	$1.86	9.28	$—
Vested/Exercisable, September 30, 2024	228,432	$2.51	7.31	$—

The weighted average fair value of the options granted during the nine months ended September 30, 2024 was based on a Black Scholes option pricing model using the following assumptions:

Expected volatility	70.0%
Expected term of option	6.0 - 7.0
Range of risk-free interest rate	3.8% -4.6%
Dividend yield	0%

The Company recorded stock-based compensation expense related to its options of $185,696 and $237,760 for the three months ended September 30, 2024 and 2023, respectively, and $560,865 and $605,299 for the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024, there was $2,471,651 of unrecognized compensation expense related to unvested stock options, which will be recognized over the weighted average remaining vesting period of 3.74 years.

NOTE 13 – INCOME TAXES

The Company did not record any income tax provision or benefit for the three and nine months ended September 30, 2024 and 2023. The Company provides for a valuation allowance when it is more likely than not that it will not realize a portion of its deferred tax assets. The Company has established a valuation allowance against the net deferred tax asset due to the uncertainty that enough taxable income will be generated in those taxing jurisdictions to utilize the assets. Therefore, we have not reflected any benefit of such deferred tax assets in the accompanying unaudited condensed consolidated financial statements.

NOTE 14 – DISCONTINUED OPERATIONS

On March 20, 2024, the Company entered into the Purchase Agreement to sell AxoBio and closed the AxoBio Disposition on March 26, 2024 as detailed in Note 1. The assets and liabilities of AxoBio are classified as available for sale in the accompanying unaudited condensed consolidated balance sheets and consist of the following:

	September 30, 2024	December 31, 2023
Assets available for sale
Cash and cash equivalents	$—	$804,277
Accounts receivable, net	—	7,713,600
Prepaid expenses	—	251,086
Inventories	—	3,038,179
Property and equipment, net	—	63,384
Intangible assets, net	—	22,262,568
Goodwill	—	19,188,278
Total assets available for sale	$—	$53,321,372

Liabilities available for sale
Accounts payable	$—	$8,520,243
Accrued interest	—	134,961
Accrued interest, related party	—	98,982
Other accrued expenses	—	468,652
Loans payable, current	—	1,505,070
Related party loans, current	—	5,610,000
Earnout liability	—	8,000,000
Deferred income taxes	—	5,536,923
Total liabilities available for sale	$—	$29,874,831

The significant components of discontinued operations in the accompanying unaudited condensed consolidated statements of income are as follows:

	For the Nine Months Ended
	September 30,
	2024	2023
Revenue	$—	$3,728,816
Cost of sales	—	1,648,752
Gross profit	—	2,080,064
Operating expenses:
Selling and marketing	100,000	3,069,520
Research and development	89,972	81,009
General and administrative	470,686	812,306
Depreciation and amortization	636,449	406,316
Total operating expenses	1,297,107	4,369,151
Loss from operations	(1,297,107)	(2,289,087)
Other income (expense):
Other income		3
Amortization of debt discount	(4,242)	—
Interest expense, related party	(89,448)	(65,629)
Interest expense	(17,571)	(13,318)
Change in fair value of earnout liabilities		(38,093)
Total other (expense) income	(111,261)	(117,037)
Loss before income taxes	(1,408,368)	(2,406,124)
Income tax benefit, deferred	156,092	—
Discontinued operations, net	$(1,252,276)	$(2,406,124)

NOTE 15 – SUBSEQUENT EVENTS

In October 2024, the Company issued options for an aggregate of 1,817,550 shares of Common Stock pursuant to the 2023 Plan with an exercise price of $0.358 per share. These options vest over four years (with 25% vesting after one year and the remainder vesting 1/36th per month over the balance of the vesting period) and expire after ten years from the date of grant.

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

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report includes forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. We have based these forward-looking statements on our current expectations, assumptions and projections about future events. These forward-looking statements involve known and unknown risks and uncertainties that are difficult to predict and could cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, forward-looking statements can be identified by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “future,” “intend,” “anticipate,” “likely,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions, but the absence of these words does not mean that a statement is not forward-looking. Such forward-looking statements include, but are not limited to, statements and expectations regarding the launch and commercialization of our products, our ability to raise financing in the future, our success in retaining or recruiting key members of our management, the benefits of and our expectations related to the AxoBio Disposition and the Private Placement, market acceptance of our products, regulatory developments related to the cosmetics industry, our ability to compete in our industry, our need to grow the size of our organization in the future and the management of such growth, outcomes related to legal proceedings, as well as all other statements other than statements of historical fact included in this Quarterly Report. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other filings we make with the U.S. Securities and Exchange Commission (the “SEC”), including those described under the section entitled Part II, Item 1A. “Risk Factors” in this Quarterly Report and under Part I, Item 1A, “Risk Factors” in the 2023 Annual Report. These forward-looking statements represent our estimates and assumptions as of the filing date of this Quarterly Report. We do not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Overview

Carmell is a bio-aesthetics company that utilizes the Carmell SecretomeTM to support skin and hair health. The Carmell SecretomeTM consists of a potent cocktail of proteins, peptides, and bio-lipids extracted from allogeneic human platelets sourced from U.S. Food and Drug Administration-approved tissue banks. Over the past seven years, Carmell has extensively tested the technology underpinning the Carmell SecretomeTM. Additionally, we have developed a novel microemulsion formulation that enables the delivery of lipophilic and hydrophilic ingredients without relying on the Foul FourteenTM, which are 14 potentially harmful excipients that are commonly used by other companies to impart texture, stability, and other desirable physicochemical attributes to cosmetic products. We are also developing a line of men’s products and a line of topical haircare products. All of our cosmetic skincare and haircare products are tailored to meet the demanding technical requirements of professional care providers and discerning retail consumers. Our product pipeline also includes innovative regenerative bone and tissue healing products that are under development.

We have completed the development of 12 products for our cometic skincare line and began to commercially launch them in 2024. We are employing an omnichannel distribution strategy and are selling our products online through direct e-commerce channels and through retailers in the United States. In addition, we have begun selling our doctor-dispensed products through dermatology and plastic surgery practices and medical aesthetics centers.

Third Quarter Developments

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

Other 2024 Developments

For information on our material developments during the first half of 2024, are detailed in the accompanying notes to the unaudited condensed consolidated financial statements.

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

Going Concern and Management Plan

The unaudited condensed consolidated financial statements included elsewhere herein were prepared under the assumption that we would continue our operations as a going concern, which contemplates the realization of assets and the satisfaction of liabilities during the normal course of business. However, as of September 30, 2024, we had cash of $1,137,325, an accumulated deficit of $67,957,379 and liabilities of $6,506,411. We have incurred substantial recurring losses from continuing operations, have used, rather than provided, cash from our continuing operations and are dependent on additional financing to fund future operations. These conditions raise substantial doubt about our ability to continue as a going concern within one year after the date the financial statements are issued. The unaudited condensed consolidated financial statements included elsewhere herein do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

We closed on the Private Placement in April 2024 and received gross proceeds of $3,001,235. Furthermore, we have refocused our efforts on cosmetic skincare products with near-term commercial potential, reprioritized further research and development, and ceased clinical studies of product candidates that will take more than a year to commercialize. We are also exploring raising additional capital, the development and commercialization of haircare products based on the Carmell SecretomeTM, and the out-licensing of certain research and development programs to generate non-dilutive liquidity. Collectively, these activities are anticipated to assist us in extending our cash runway.

Comparison of Results of Operations for the Three Months Ended September 30, 2024 and 2023

The following table sets forth our unaudited consolidated results of operations for the three months ended September 30, 2024 and 2023:

	For the three months ended September 30,			%
	2024	2023	Change	Change
Gross revenue	$58,915	$—	$58,915	100%
Discounts and allowances	(38,396)	—	(38,396)	100%
Net revenue	20,519	—	20,519	100%
Cost of goods sold	4,840	—	4,840	100%
Gross profit	15,679	—	15,679	100%
Operating expenses:
Selling and marketing	120,062	—	120,062	100%
Research and development	331,806	1,590,899	(1,259,093)	-79%
General and administrative	965,622	507,948	457,674	90%
Depreciation and amortization of intangibles	17,978	23,158	(5,180)	-22%
Restructuring charges	—	726,280	(726,280)	-100%
Total operating expenses	1,435,468	2,848,285	(1,412,817)	-50%
Loss from operations	(1,419,789)	(2,848,285)	1,428,496	-50%
Other expenses, net	(1,458,692)	(6,210,360)	4,751,668	-77%
Net loss from continuing operations before taxes	$(2,878,481)	$(9,058,645)	$6,180,164	-68%

Revenue/Gross Profit

Gross revenue for the three months ended September 30, 2024 was $58,915 from sales of our first five cosmetic skincare products launched in 2024. We have developed an additional seven cosmetic skincare products that we expect to launch over the next six months. Discounts and allowances related to these sales totaled $38,396 for the three months ended September 30, 2024. Our net revenue, cost of goods sold, and gross profit on these sales were $20,519, $4,840 and $15,679, respectively.

Operating Expenses

Selling and marketing expenses totaled $120,062 for the three months ended September 30, 2024 and were driven by our marketing efforts related to our first five cosmetic skincare products launched in 2024.

Research and development expenses decreased by $1,259,093 to $331,806 in the third quarter of 2024 as compared to the same period of 2023. This decrease was driven by our strategic realignment, which refocused our efforts on cosmetic skincare products with near-term commercial potential, reprioritized further research and development, and ceased clinical studies of product candidates that would take more than a year to commercialize. Also contributing to the decrease was the termination of employees in non-core or overlapping business areas in the third quarter of 2023 and the first quarter of 2024.

General and administrative expenses were $965,622 and $507,948 for the three months ended September 30, 2024 and 2023, respectively. This increase was primarily driven by an increase in insurance costs and salaries and benefits for personnel.

Restructuring charges of $726,280 for the three months ended September 30, 2023 were related to the post-acquisition integration of AxoBio and consisted primarily of accrued severance from the termination of certain executives serving as part-time consultants and full-time employees in non-core areas or overlapping business functions.

Other Expenses, Net

Other expenses, net, were $1,458,692 for the three months ended September 30, 2024, as compared to $6,210,360 in the corresponding period of 2023. Other expenses, net, for the third quarter of 2024 were driven by an unfavorable change in the fair value of the Forward Purchase Agreement of $1,420,137. The corresponding period of 2023 reflects an unfavorable change in the fair value of the Forward Purchase Agreement of $10,592,442 and interest expense of $314,124. Such expenses were partially offset by a favorable change in the fair value of derivative liabilities related to the Convertible Notes totaling $4,697,138.

Comparison of Results of Operations for the Nine Months Ended September 30, 2024 and 2023

The following table sets forth our unaudited consolidated results of operations for the nine months ended September 30, 2024 and 2023:

	For the Nine Months Ended September 30,			%
	2024	2023	Change	Change
Gross revenue	$71,235	$—	$71,235	100%
Discounts and allowances	(38,396)	—	(38,396)	100%
Net revenue	32,839	—	32,839	100%
Cost of goods sold	5,132	—	5,132	100%
Gross profit	27,707	—	27,707	100%
Operating expenses:
Selling and marketing	131,107	—	131,107	100%
Research and development	865,292	3,154,881	(2,289,589)	-73%
General and administrative	2,957,890	1,655,846	1,302,044	79%
Depreciation and amortization of intangibles	65,039	73,533	(8,494)	-12%
Restructuring charges	—	726,280	(726,280)	-100%
Total operating expenses	4,019,328	5,610,540	(1,591,212)	-28%
Loss from operations	(3,991,621)	(5,610,540)	1,618,919	-29%
Other expenses, net	(5,744,560)	(10,585,772)	4,841,212	-46%
Net loss income before taxes	$(9,736,181)	$(16,196,312)	$6,460,131	-40%

Revenue/Gross Profit

Gross revenue for the nine months ended September 30, 2024 was $71,235 from sales of our first five cosmetic skincare products launched in 2024. We have developed an additional seven cosmetic skincare products that we expect to launch over the next six months. Discounts and allowances related to these sales totaled $38,396 for the nine months ended September 30, 2024. Our net revenue, cost of goods sold, and gross profit on these sales were $32,839, $5,132 and $27,707, respectively.

Operating Expenses

Selling and marketing expenses totaled $131,107 for the nine months ended September 30, 2024 and were driven by the costs related to our marketing efforts for the launch of our cosmetic skincare products in 2024.

Research and development expenses decreased by $2,289,589 to $865,292 in the first nine months of 2024 as compared to the same period of 2023. This decrease was driven by our strategic realignment, which refocused our efforts on cosmetic skincare products with near-term commercial potential, reprioritized further research and development, and ceased clinical studies of product candidates that would take more than a year to commercialize. Also contributing to the decrease was the termination of employees in non-core or overlapping business areas in the third quarter of 2023 and the first quarter of 2024.

General and administrative expenses were $2,957,890 and $1,655,846 for the nine months ended September 30, 2024 and 2023, respectively. This increase was primarily driven by an increase in insurance costs and salaries and benefits for personnel.

Restructuring charges of $726,280 for the nine months ended September 30, 2023 were related to the post-acquisition integration of AxoBio and consist primarily of accrued severance from the termination of certain executives serving as part-time consultants and full-time employees in non-core areas or overlapping business functions.

Other Expenses, Net

Other expenses, net, were $5,744,560 for the nine months ended September 30, 2024, as compared to $10,585,772 in the corresponding period of 2023. For the nine months ended September 30, 2024, other expenses, net, were driven by an unfavorable change in the fair value of the Forward Purchase Agreement of $5,700,451. The same period of 2023 includes an unfavorable change in the fair value of the Forward Purchase Agreement of $10,592,442 and interest expense on debt of $845,158. These expenses were partially offset by a favorable change in the fair value of derivative liabilities related to the Convertible Notes of $826,980.

Discontinued Operations, Net

We had a loss from discontinued operations of $1,252,276, net of tax, for the nine months ended September 30, 2024, which reflects the results of the AxoBio business through the closing of the AxoBio Disposition on March 26, 2024. There were no sales of AxoBio’s products from October 2023 through the closing date of the AxoBio Disposition. The Company recognized a non-cash gain on the sale of AxoBio of $1,534,479 during the nine months ended September 30, 2024, due principally to the change in the fair value of the stock consideration between the AxoBio Acquisition and the AxoBio Disposition. See Note 1 to the accompanying unaudited condensed consolidated financial statements.

Liquidity, Capital Resources, and Going Concern

As of September 30, 2024, we had cash of $1,137,325, an accumulated deficit of $67,957,379, and liabilities of $6,506,411. In addition, we had a net loss from continuing operations of $9,736,181 and negative cash flows from operations of $3,616,885 for the nine months ended September 30, 2024. Since our inception, we have financed operations principally through our issuances of equity securities and debt financing. In addition to the cost savings from the elimination of non-core areas or overlapping business functions in both the third quarter of 2023 and the first quarter of 2024 and the reduction of expenses resulting from the AxoBio Disposition, we have refocused our efforts on cosmetic skincare products with near-term commercial potential, reprioritized further research and development, and ceased clinical studies of product candidates that would take more than a year to commercialize.

Late in the second quarter of 2024, we began the launch of our cosmetic skincare products based on the Carmell Secretome™. Management anticipates that revenue from the commercialization of its cosmetic skincare products and the anticipated cost savings from the activities detailed above will assist us in extending our cash runway. In addition, we are exploring raising additional capital, the development and commercialization of haircare products based on the Carmell Secretome™, and the out-licensing of certain research and development programs to enhance our liquidity.

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

Debt

As of September 30, 2024, we had outstanding debt totaling $362,967 (see Note 9 to the accompanying unaudited condensed consolidated financial statements). In the first quarter of 2024, the Board elected to repay all of the maturing Promissory Notes in shares of the Company’s Common Stock in accordance with the terms of the Promissory Notes. During the nine months ended September 30, 2024, all of the Promissory Notes with an aggregate principal amount of $848,500 were repaid through the issuance of an aggregate of 328,707 shares of Common Stock. In addition, the Holders of the Convertible Notes have demanded additional payment of principal and interest on the Convertible Notes and certain payments with respect to the Convertible Note Warrants, as more fully described in Note 10 to the accompanying unaudited condensed consolidated financial statements.

Cash Flows

The following table summarizes our unaudited consolidated cash flows for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
	2024	2023	Change
Net cash used in operating activities	$(3,616,885)	$(4,937,010)	$1,320,125
Net cash used in investing activities	(748,796)	(30,470)	(718,326)
Net cash provided by financing activities	2,590,545	11,935,234	(9,344,689)

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2024 decreased by $1,320,125 as compared to the same period of 2023. This decrease was primarily driven by the cost reductions discussed above.

Investing Activities

For the nine months ended September 30, 2024, we paid $748,796 of costs in connection with the AxoBio Disposition.

Financing Activities

Net cash provided by financing activities was $2,590,545 for the nine months ended September 30, 2024, as compared to $11,935,234 for the nine months ended September 30, 2023. In the nine months ended September 30, 2024, we closed the Private Placement, which provided net proceeds of $2,687,225. Financing activities in the same period of 2023 were driven by the proceeds of $30,951,174 from the Business Combination and $1,859,980 in proceeds from the issuance of debt and warrants, partially offset by the cash transferred in connection with the Forward Purchase Agreement of $17,535,632. In the 2023 period, we repaid $2,649,874 to the Holders of the Convertible Notes upon the closing of the Business Combination.

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

Contractual Obligations and Commitments

In addition to financing obligations under our debt agreements, our contractual and commercial commitments include expenditures for operating leases and royalty payments. For further information on our Amended License Agreement with CMU, see Note 10 to the accompanying unaudited condensed consolidated financial statements.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2024. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of such date due to the issue described below.

Changes in Internal Control Over Financial Reporting

Management identified a material weakness in its internal controls over the accounting treatment for a complex transaction during the second quarter of 2024. We have addressed this weakness by adopting a policy requiring formal documentation to substantiate the accounting treatment of all material transactions, including references to the relevant authoritative guidance.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

For a description of our material pending legal proceedings, see Note 9 and Note 10 to the accompanying unaudited condensed consolidated financial statements, which are incorporated herein by reference.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

Insider Trading Arrangements

During the three months ended September 30, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 6. Exhibits.

Furnish the exhibits required by Item 601 of Regulation S-K (§ 229.601 of this chapter).

Number	Description
10.1

Employment Agreement, dated July 23, 2024, by and between Carmell Corporation and Kendra Bracken-Ferguson (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 29, 2024).

10.2*

Forward Purchase Agreement Confirmation Amendment, dated as of August 6, 2024, by and among Meteora Special Opportunity Fund I, LP, Meteora Capital Partners, LP, Meteora Select Trading Opportunities Master, LP and Carmell Corporation.

10.3*	Form of Grant Agreement under 2023 Long-Term Incentive Plan.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Carmell Corporation

Date: November 14, 2024	By:	/s/ Kendra Bracken-Ferguson
Name: Kendra Bracken-Ferguson
Title: Chief Executive Officer

Carmell Corporation

Date: November 14, 2024	By:	/s/ Bryan J. Cassaday
Name: Bryan J. Cassaday
Title: Chief Financial Officer