Form 10-K
period 2024-12-31
Longevity Health Holdings, Inc.
filed 2025-03-31
CIK 1842939

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-40228

Longevity Health Holdings, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	86-1645738
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2403 Sidney Street, Suite 300 Pittsburgh, Pennsylvania	15203
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (919) 313-9633

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	XAGE	The Nasdaq Stock Market LLC
Redeemable Warrants, each whole warrant exercisable for one share of Common Stock at an exercise price of $11.50	XAGEW	The Nasdaq Stock Market LLC

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

The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant, based on the closing price of the Registrant’s Common Stock as reported on the Nasdaq Capital Market on June 30, 2024, was approximately $25.1 million. This determination of affiliate status is not a determination for other purposes.

The number of shares of Registrant’s Common Stock outstanding as of March 27, 2025 was 30,119,843.

i

PART I

Item 1. Business.

Unless the context requires otherwise, references in this Annual Report on Form 10-K (this “Annual Report”) to the “Company,” “we,” “us,” or “our,” prior to the closing of the Business Combination (as defined in Note 1 to the accompanying consolidated financial statements), are intended to refer to Carmell Regen Med Corporation (formerly Carmell Therapeutics Corporation), a Delaware corporation, (“Legacy Carmell”) and, after the closing of the Business Combination (as defined in Note 1 to the accompanying consolidated financial statements), are intended to refer to Longevity Health Holdings, Inc. (formerly Carmell Corporation), a Delaware corporation, and its consolidated subsidiaries.

Forward-Looking Statements

This Annual Report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based on current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties, and assumptions about us that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. In some cases, forward-looking statements can be identified by terminology such as “may,” “might,” “should,” “could,” “will,” “would,” “expect,” “intend,” “plan,” “possible,” “potential,” “predict,” “project,” “anticipate,” “believe,” “estimate,” “continue,” “future,” or the negative of such terms or other similar expressions, but the absence of these words does not mean that a statement is not forward-looking. Such statements include, but are not limited to, statements and expectations regarding our expected future growth and our ability to manage such growth, the ability to maintain the listing of our common stock, par value $0.0001 per share (the “Common Stock”), and Redeemable Warrants on the Nasdaq Capital Market, our estimates regarding anticipated operating losses, future revenue, capital requirements and our needs for, and ability to raise, financing in the future, our success in retaining or recruiting officers, key employees or directors, factors relating to our business, operations and financial performance, including our ability to commercialize our products, market acceptance of our products, our ability to compete effectively, market conditions within our industry, our ability to respond and adapt to change in technology or customer behavior as well as all other statements other than statements of historical fact included in this Annual Report.

The forward-looking statements contained in this Annual Report are based on current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties, and other assumptions that may cause actual results or performance to be materially different than those expressed or implied by these forward-looking statements. These risks and uncertainties include but are not limited to, those listed under Part I, Item 1A. “Risk Factors,” Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report and those risks described in our other filings with the U.S. Securities and Exchange Commission (the “SEC”). Given these risks and uncertainties, you should not rely on these forward-looking statements as predictions of future events. The forward-looking statements contained in this Annual Report are made as of the date of this Annual Report. We do not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as may be required under applicable securities laws. Any public statements or disclosures by us following this Annual Report that modify or impact any of the forward-looking statements contained in it will be deemed to modify or supersede such statements in this Annual Report.

Business Overview

We are focused on longevity and healthy aging, encompassing the latest scientific advances in regenerative bio-aesthetics. Our products are aimed to help people look and feel their best at any age. We currently have two cosmetic product lines, Carmell SecretomeTM and Elevai ExosomesTM, that support skin and hair health. All of our cosmetic skincare and haircare products are tailored to meet the demanding technical requirements of professional care providers and discerning retail consumers. Our product pipeline also includes innovative regenerative bone and tissue healing products on which we have paused further research and development.

Recent Developments

2025 Private Placement

On January 2, 2025, we received gross proceeds of $1,851,849 from a private placement of 8,065,210 shares of our Common Stock and warrants to purchase up to 8,065,210 shares of Common Stock at an exercise price of $0.23 per share (the “2025 Private Placement”). See Note 17 to the accompanying consolidated financial statements for additional details.

Elevai Acquisition

On January 16, 2025 (the “APA Closing Date”), we completed the purchase of substantially all of the assets (the “Purchased Assets”) of, and the assumption of certain of the liabilities (the “Assumed Liabilities”) of PMGC Holdings, Inc (formerly known as Elevai Labs Inc.) (“Parent”) and PMGC Impasse Corp. (formerly known as Elevai Skincare Inc.), a wholly owned subsidiary of Parent (the “Seller”), related to the Seller’s cosmetic skincare and haircare business (the “Elevai Acquisition”). For the year ended December 31, 2024, Elevai had net sales of approximately $2,500,000. See Note 17 to the accompanying consolidated financial statements for additional details.

Our Product Portfolio

Carmell SecretomeTM Cosmetic Skincare Products & Pipeline

The Carmell SecretomeTM consists of a potent cocktail of growth factors, proteins, and peptides extracted from allogeneic human platelets. We have leveraged this proprietary formulation to create the world’s first cosmetic skincare line, which supports the body's own innate regenerative healing system. Our team of scientists and engineers have worked on past projects focused on the biologics and medical device space and have extensive experience and technical expertise in creating biologically active materials that are safe and effective. The Carmell SecretomeTM cosmetic skincare products are developed and manufactured in our facilities in the United States.

Over the past seven years, we have extensively tested the technology underpinning the Carmell SecretomeTM, which utilizes a novel microemulsion formulation that enables the delivery of lipophilic and hydrophilic ingredients without relying on the Foul FourteenTM, which are 14 potentially harmful excipients that are commonly used by other companies to impart texture, stability, and other desirable physicochemical attributes to cosmetic products. These fourteen chemicals and excipients that may harm human health and the environment include sulfates, silicones, silicates, phthalates, petrolatum, parabens, parfums, formaldehydes, food allergens, ethanolamines, ethyl alcohols, PFAs (per- and polyfluoroalkyls), coal tar dyes, and benzene. Additionally, our microemulsion formulations do not utilize mineral or vegetable oils across its entire product line and are designed to be non-comedogenic.

Our skincare products use allogeneic platelet-rich plasma (“PRP”) sourced from U.S. Food and Drug Administration (the “FDA”)-registered and American Association of Blood Banks-accredited U.S. blood banks. Before being processed into the Carmell SecretomeTM, each unit of PRP is individually tested to ensure that it is free from blood-borne pathogens. As an additional safety precaution, the pooled plasma is heat-treated and irradiated to inactivate any viruses. Carmell SecretomeTM manufacturing is a highly controlled process with multiple in-process checks and release testing. Two additional sterilization steps, including gamma irradiation, are incorporated into every batch. Our formulation contains over a thousand growth factors, proteins, and peptides, but no live cells.

Our technology is based on the premise that a healthy human body can heal itself from simple wounds and fight against microbes. Platelets play a key role in both fighting infections and in healing. Platelets contain growth factors and other proteins that play a crucial role in the body’s healing response. Growth factors and proteins in PRP have been known to stimulate collagen production, tissue repair, and cell regeneration, which can lead to improved skin texture, reduced appearance of fine lines and wrinkles, and an overall rejuvenation of the skin.

When the body responds to a natural injury, platelets break apart to release proteins and growth factors to aid healing. This same natural process is utilized during the creation of Carmell SecretomeTM. Platelets are activated with calcium chloride, causing the release of their protein secretome, which is carefully processed to ensure safety and shelf stability. No intact cells or platelets remain. We have conducted protein assays to test for protein potency and stability testing under various temperature conditions to ensure that our product remains bioactive on the shelf in real-world conditions.

In addition, we have also developed a novel microemulsion formulation to help support the permeability of our ingredients into the stratum corneum, which is the outermost layer of the skin. Additionally, our microemulsion formulations do not utilize mineral or vegetable oils across our entire product line and are designed to be non-comedogenic. All our products are subject to multiple quality control tests before bottling, and each lot is tested and batch numbered to enhance safety and traceability.

Our Carmell SecretomeTM product portfolio and pipeline includes the following:

Face and Neck Collection (Retail)

•
Regenerative Elixir – Reduces the appearance of wrinkles and blemishes
•
Brightening Glow – Extra strength skin brightening and anti-blemish formulation
•
Hydrating Dew – Intensive skin hydration and plumping crème

ProSynergy Collection (Doctors/Medspas)

•
ReInforce – Soothes and repairs the skin barrier before and after aesthetic treatments
•
ReTone – Improves skin tone and the appearance of wrinkles
•
ReTexture – Extra strength plumping and hydrating formulation
•
ReTone HP – High potency formula to address skin tone and pigmentation concerns
•
Rapid Recovery Crème– Supports scar and post-aesthetic procedure recovery (expected to launch in the second quarter of 2025)

Undereye Collection (expected to launch in the second quarter of 2025)

•
Iconic Rise & Shine – Reduces the appearance of dark circles and crepey skin for use during the day
•
Iconic Rest & Renew – Calms and strengthens undereye skin for use at bedtime

Body and Décolleté Collection (expected to launch in the second quarter of 2025)

•
Body Velvet – Improves the appearance of mechanically stressed skin, including stretch marks
•
Gentle Care – Child-safe ultra-gentle formulation for sensitive skin types.

Elevai ExosomesTM Cosmetic Skincare and Haircare Products

The skincare and haircare products acquired in conjunction with the Elevai Acquisition in January 2025 utilize Elevai ExosomesTM, which are nano-sized extracellular vesicles containing growth factors, cytokines, peptides, and other small molecules involved in the body’s natural healing process. Our Elevai ExosomesTM are combined with carefully selected, high-quality active ingredients, such as hyaluronic acid and ceramides, to create our skincare and haircare products.

While our products contain no living cells, they leverage the use of ethically sourced and thoroughly tested, human umbilical mesenchymal stem cells (“hUMSC”) that we culture in our lab to derive Elevai ExosomesTM. While exosomes are generated using some of the origin cell’s cellular material, the exosomes do not contain cells, nor are they explicitly cellular material. Instead, exosomes represent a powerful, nano-sized, natural delivery mechanism for protecting important biological factors, which enables them to be directed to where they are needed most. The use of exosomes has been found to penetrate the skin better, absorb more easily, and protect the active ingredients fused into our products, including stem cell derived proteins, peptides, and growth factors.

To maintain quality control over our Elevai ExosomesTM commercialization and manufacturing process, we only purchase hUMSCs that are derived and banked by a third-party manufacturer in accordance with Current Good Manufacturing Practices (“cGMP”) regulations. The hUMSCs are shipped to our laboratory, where we similarly operate our lab under strict good laboratory practice (“GLP”) protocols to produce the highest quality of exosomes for our products. Every stem cell line is carefully derived and closely monitored throughout the process by highly trained personnel, to help ensure only high-quality stem cells are used to generate Elevai ExosomesTM. We produce our final products in an FDA-inspected, cGMP-compliant facility. Not only are all our ingredients and products subject to multiple quality control tests before bottling, but each lot is also tested and batch-numbered to enhance safety and traceability.

The Elevai ExosomesTM skincare products include Elevai EmpowerTM and Elevai EnfinityTM and were formulated to enhance the outcome for individuals receiving aesthetic treatments who are in need of cosmetics to improve the appearance of skin in addition to receiving these treatments from a physician or medical spa. EmpowerTM was developed to provide immediate post-treatment skin support, and Elevai EnfinityTM for ongoing daily aftercare. Both products contain our patent-pending Elevai ExosomesTM.

In addition, we launched our Elevai RenewTM Scalp Serum in the first quarter of 2025, which is also formulated with Elevai ExosomesTM. This product promotes healthy hair growth cycles and noticeable improvement to hair appearance, fullness, and thickness. In addition to Elevai ExosomesTM, our haircare product utilizes the proprietary compounds licensed from Yuva BioSciences, Inc. (“Yuva”). This license provides us with a non-exclusive, non-transferable, non-assignable, royalty-bearing right, with the right to sublicense, certain of Yuva’s intellectual property to develop, manufacture, and commercialize skincare products that contain Yuva’s proprietary compound and the Company's exosome-based ingredients or skincare products in which Elevai ExosomesTM serve as a carrier for Yuva’s proprietary compound, in each case, in the United States, Canada, and other mutually agreed to territories.

Our Markets and Industry

According to a May 2023 study conducted by McKinsey & Company, State of Fashion: Beauty, the skincare and haircare markets were approximately $280 billion in 2022 and are expected to grow at a 6.4% compound annual growth rate (“CAGR”). In addition, the aesthetics market is growing 36% faster than pharmaceuticals, according to Statista.

We currently sell our cosmetics products in the United States through three distinct channels, including business-to-business, direct-to-consumer, and, in the case of Elevai products, distributor sales channels. In markets outside the United States, we sell certain of our products directly to distributors under exclusive and non-exclusive agreements. Our three sales channels help us to optimize our sales reach and strategy.

In addition to the business-to-business sales channels, certain of our products are available for purchase direct-to-consumer via our online retail websites. Our direct-to-consumer channel allows consumers to purchase our products without the need to visit a medically directed business to make a purchase, or if they prefer the ease of purchasing our products online.

We specifically focus on selling our products directly to physicians’ offices and medically directed businesses through our direct sales force comprised of employed, and independently contracted aesthetic account managers. We believe that consumers are increasingly looking to their physicians for advice on cosmetic product selection because they are overwhelmed by the mass marketing that often creates unrealistic expectations and some degree of consumer confusion. Furthermore, we believe consumers are also looking for individualized skincare regimens and want to know from their physicians, what works and what does not.

The term ‘physician-dispensed’ refers to a sales channel where cosmetics products are exclusively sold in physician clinics or medically directed businesses by licensed medical professionals or that have a medical professional on staff. We include medical spas under this category, such as standalone, or hospitality-affiliated clinics focused on cosmetic treatments such as injections, microneedling, and some plastic surgery services.

We believe consumers often turn to cosmetics to enhance the appearance of dull or aging skin and to brighten the skin by lessening the appearance of a myriad of aesthetic concerns such as hyperpigmentation, acne, melasma, and rosacea because these consumers view these products as alternatives to medications and often try cosmetics products before seeking medicinal solutions. We also believe that physicians value topical skincare products formulated with our biotechnology for their complementary aesthetic effects in conjunction with medications to improve skin appearance and to enhance the benefits of in-office procedures. After the Elevai Acquisition, most of our Elevai product sales are within the physician-dispensed market, primarily including dermatologists, plastic surgeons, and other physicians who are focused on medical aesthetics and therapeutic skincare, including some physicians practicing in medical aesthetician practices. Our products complement the medical aesthetics services provided in these professional settings.

Our business-to-business sales channel within the physician-dispensed cosmetics skincare market primarily utilizes our trained direct sales force comprised of employed and independently contracted aesthetic account managers. This business-to-business sales channel is distinct from our leverage of non-exclusive distribution agreements with third-party distributors or resellers, who in turn, sell our products to end customers. Under distribution agreements, our relationship with the end customer is more indirect because our distributors serve as intermediaries. However, we believe scaling our product lines through larger distribution sales channels will lead to faster brand expansion, recognition, and market reach.

The objective of the medical aesthetics industry is to offer medical care and education in a setting that includes spa facilities as well as conventional, complementary, and/or alternative aesthetics-focused therapies and cosmetic treatments. These medical aesthetics services include cosmetic procedures, such as microneedling, anti-wrinkle and fine line reduction therapies, acne surgery, fillers, and facial and massage services performed with highly specialized lasers and instruments.

The beauty industry is relatively concentrated, with a significant portion of retail sales in the United States generated by brands owned by a few large multinational companies, such as L’Oréal, Estée Lauder, Coty, Revlon, Shiseido, Johnson & Johnson, and Procter & Gamble. These large multinational companies typically own multiple brands. In addition to the traditional brands against which we compete, small independent companies continue to enter the market with new brands and customized product offerings.

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

Legacy Carmell’s early years were focused on discovering and formulating the plasma-based materials technology, filing for now-issued patents, conducting preclinical experiments aimed at exploring promising areas for accelerated and enhanced healing, and conducting a Phase 2 clinical trial. Beginning in 2016, Legacy Carmell focused on moving BHA and THA from research to development. BHA is designed to be used in multiple bone applications, such as trauma fixation surgeries, including severe tibia fractures, spinal fusion, foot/ankle fusion and dental bone graft substitutes. THA is designed to be used in chronic wound care and aesthetic applications and is similar in formulation to BHA minus one material, b-TCP. The form of these two product candidates would feel different to the physicians/surgeons, with BHA being a “putty” form (due to the b-TCP) and THA being a “paste” form.

We have conducted multiple preclinical studies that support our belief that BHA has the potential to heal wounds and accelerate bone healing of high quality, as measured by density, vascularity, and the presence of woven bone. The Company has submitted its BHA product candidate to the FDA as an Investigational New Drug (“IND”) in severe open tibia fractures, and the FDA agreed that the Company could pursue its proposed Phase 2 clinical trial under the IND. The FDA also granted a fast-track designation for the BHA program as the product candidate has the potential to meet a significant unmet need. However, following the closing of the AxoBio Acquisition, we reprioritized further research and development and ceased clinical studies of our product candidates so that we can focus on the near-term commercialization of our cosmetic skincare and haircare product lines.

The production of our product candidates and any future research and development activities related to our product candidates are subject to extensive regulation by numerous governmental authorities in the United States, including the FDA. Prior to marketing in the United States, any product candidate we develop must undergo rigorous preclinical (animal) and clinical (human) testing and an extensive regulatory approval process implemented by the FDA under the Federal Food, Drug, and Cosmetics Act (the “FDCA”). If we pursue research and development activities related to these product candidates in the future, there can be no assurance that we will not encounter problems in preclinical testing or clinical trials that will cause us or the FDA to delay or suspend the clinical trials for such product candidates or delay or prohibit us from initiating future clinical trials. The marketing of our product candidates, if approved, would also be subject to extensive regulation by numerous governmental authorities in the United States.

CMU Exclusive License Agreement

In 2008, Legacy Carmell and CMU entered into an exclusive license agreement. Under the terms of the agreement, as subsequently amended, CMU granted the Company the exclusive rights to develop and commercialize plasma-based bioactive material, also known as “Biocompatible Plasma-Based Plastics,” for all fields of use and all worldwide geographies (the “Amended License Agreement”). The Company is required to use its best efforts to introduce the licensed technology into the commercial market as soon as possible and meet certain milestones as stipulated within the Amended License Agreement. CMU retains the right to use any derivative technology developed by the Company as a result of its use of this technology and retains the intellectual property rights to the licensed technology under the Amended License Agreement, including patents, copyrights, and trademarks. The terms of the Amended License Agreement apply only to our BHA and THA products.

The Amended License Agreement is effective until January 30, 2028, or until the expiration of the last-to-expire patent relating to this technology, whichever comes later, unless otherwise terminated pursuant to another provision within the Amended License Agreement. The last-to-expire patent relating to the technology is expected to expire on September 2, 2030. Failure to perform in accordance with the agreed-upon milestones is grounds for CMU to terminate the Amended License Agreement prior to the expiration date, in addition to our default in the payment of any amount required to be paid under the Amended License Agreement. CMU has the right to subscribe for additional equity securities to maintain its then percentage of ownership in the Company. The Business Combination did not qualify as a qualified initial public offering or qualified sale under the License Agreement.

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

Trademarks and Other Intellectual Property

We believe that our intellectual property has substantial value and will contribute significantly to the success of our business. Our primary trademarks and the associated branding logos are registered or have registrations pending with the U.S. Patent and Trademark Office. Our trademarks are expected to be valuable assets that reinforce the distinctiveness of our brands and our consumers’ perception of our products. In addition to trademark protection, we own several domain names, including the domain names of our e-commerce websites. We also rely on and use commercially reasonable measures to protect our unpatented proprietary technology, which includes our expertise and product formulations, continuing innovation, and other know-how to develop and maintain our competitive position. In addition, the intellectual property related to our BHA and THA products include twenty-one patents that include exclusive, worldwide licenses from CMU.

Government Regulation

Regulation of Cosmetics

We and our products are subject to various federal, state and international laws and regulations, including regulation in the United States by the FDA, the Consumer Product Safety Commission (the “CPSC”), and the Federal Trade Commission (the “FTC”). These laws and regulations principally relate to the ingredients, proper labeling, advertising, packaging, marketing, manufacture, safety, shipment and disposal of our products.

In the United States, the FDCA, defines cosmetics as articles or components of articles intended for application to the human body to cleanse, beautify, promote attractiveness, or alter the appearance, except for soap. The labeling of cosmetic products is subject to the requirements of the FDCA, the Fair Packaging and Labeling Act, the Poison Prevention Packaging Act and other FDA regulations.

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

In addition, the FDA requires that cosmetic labeling and claims be truthful and not misleading. Moreover, cosmetics may not be marketed or labeled for their use in treating, preventing, mitigating, or curing disease or other conditions or in affecting the structure or function of the body, as such claims would render the products to be a drug and subject to regulation as a drug. The FDA has issued warning letters to cosmetic companies alleging improper drug claims regarding their cosmetic products. In addition to FDA requirements, the FTC as well as state consumer protection laws and regulations can subject a cosmetics company to a range of requirements and theories of liability, including similar standards regarding false and misleading product claims, under which FTC or state enforcement or class-action lawsuits may be brought.

In the United States, the FDA has not promulgated regulations establishing mandatory Good Manufacturing Practices (“GMPs”) for cosmetics. However, the FDA’s draft guidance on cosmetic GMPs, most recently updated in June 2013, provides recommendations related to process documentation, recordkeeping, building and facility design, equipment maintenance and personnel, and compliance with these recommendations can reduce the risk that the FDA finds such products have been rendered adulterated or misbranded in violation of applicable law. The FDA also recommends that manufacturers maintain product complaint and recall files and voluntarily report adverse events to the FDA.

The FDA monitors compliance of cosmetic products through market surveillance and inspection of cosmetic manufacturers and distributors to ensure that the products are not manufactured under unsanitary conditions, or labeled in a false or misleading manner. Inspections also may arise from consumer or competitor complaints filed with the FDA. In the event the FDA identifies unsanitary conditions, false or misleading labeling, or any other violation of FDA regulation, FDA may request or a manufacturer may independently decide to conduct a recall or market withdrawal of products. In addition, under the Modernization of Cosmetic Regulation Act of 2022 (“MoCRA”), manufacturers of cosmetic products will become subject to more onerous FDA obligations once implemented via regulation, including adverse event reporting and record retention requirements, safety substantiation requirements, facility registration requirements, product listing requirements, mandatory GMP requirements and labeling requirements for certain products. Under MoCRA, the FDA was also granted new enforcement authorities over cosmetics, such as the ability to initiate mandatory recalls and to access certain product records.

The FTC regulates and can bring enforcement action against cosmetic companies for deceptive advertising and lack of adequate scientific substantiation for claims. The FTC requires that companies have a reasonable basis to support marketing claims. What constitutes a reasonable basis can vary depending on the strength or type of claim made, or the market in which the claim is made, but objective evidence substantiating the claim is generally required.

Regulation of BHA and THA

In the United States, biological products, including our BHA and THA products, are licensed by the FDA for marketing under the Public Health Service Act (the “PHS Act”) and regulated under the FDCA. Both the FDCA and the PHS Act and their corresponding regulations govern, among other things, the testing, manufacturing, safety, purity, potency, efficacy, labeling, packaging, storage, record keeping, distribution, marketing, sales, import, export, reporting, advertising and other promotional practices involving drug and biological products. FDA clearance of an IND must be obtained before initiating clinical testing of biologic products. FDA licensure also must be obtained before marketing biological products. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local, and foreign statutes and regulations require the expenditure of substantial time and financial resources.

Other Government Regulation

We are also subject to a number of federal, state, and international laws and regulations that impact companies conducting business on the Internet, including regulations related to consumer protection, the promotion and sale of merchandise, privacy, use and protection of consumer and employee personal information and data (including the collection of data from minors), behavioral tracking, and advertising and marketing activities, including sweepstakes, contests, and giveaways.

Supply Chain

We purchase the raw materials for all our products from various third parties. We also purchase packaging components that are manufactured to our design specifications. We collaborate with our suppliers to meet our stringent design and creative criteria. We believe that we currently have adequate sources of supply for all our products. We review our supplier base periodically with the specific objectives of improving quality, increasing innovation and speed-to-market, ensuring supply sufficiency, and reducing costs.

We have experienced no disruptions in our supply chain, and we actively work to anticipate and respond to actual and potential disruptions. We continually benchmark the performance of our supply chain, augment our supply base, enhance our forecasting and planning capabilities, and adjust our inventory strategy based on the business’s changing needs. We also continue to explore options to optimize our supply chain operations further as the sales of our cosmetic products grow.

Environmental Compliance

We are subject to numerous federal, state, municipal, and local environmental, health and safety laws and regulations relating to, among other matters, safe working conditions, product stewardship, and environmental protection, including those relating to emissions to the air, discharges to land and surface waters, generation, handling, storage, transportation, treatment and disposal of hazardous substances and waste materials, and the evaluation of chemicals. We maintain policies and procedures to monitor and control environmental, health, and safety risks and to monitor compliance with applicable environmental, health, and safety requirements. Compliance with such laws and regulations pertaining to the discharge of materials into the environment or otherwise relating to the protection of the environment has not had a material effect on our capital expenditures, earnings, or competitive position.

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

Employees and Human Capital

As of March 27, 2025, we have fifteen full-time employees. Our future performance depends in part on our ability to attract, retain, and motivate qualified employees. We endeavor to offer employees competitive compensation packages and a positive, dynamic, and creative work environment. We believe that we maintain a good working relationship with our employees and have not experienced any difficulty in recruiting staff for our operations.

Corporate Information

Legacy Carmell was incorporated under the laws of the State of Delaware on November 5, 2008. Upon the closing of the Business Combination on July 14, 2023, Legacy Carmell became a wholly owned subsidiary of Alpha Healthcare Acquisition Corp. III, a Delaware corporation incorporated on January 21, 2021 (“Alpha”), and Alpha subsequently changed its “Carmell Corporation” on August 1, 2023. We filed an amendment to our Third Amended and Restated Certificate of Incorporation, as amended, with the Delaware Secretary of State on March 6, 2025, to change our name from “Carmell Corporation” to “Longevity Health Holdings, Inc.”

Our principal corporate office is located at 2403 Sidney Street, Suite 300, Pittsburgh, PA 15293, and our telephone number is (412) 894-8248. Our website is www.carmellcorp.com. The information contained in or accessible from our website is not incorporated by reference in this Annual Report or in any other filings we make with the SEC. We have included our website address in this Annual Report solely as an inactive textual reference

Item 1A. Risk Factors.

A description of the risks and uncertainties associated with our business and industry is set forth below. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Annual Report, including our audited consolidated financial statements and notes thereto and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Annual Report before deciding whether to purchase shares of our Common Stock. If any of the following risks are realized, our business, financial condition, operating results, and prospects could be materially and adversely affected. In that event, the price of our Common Stock could decline, perhaps significantly. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.

Summary of Risk Factors

The following is a summary of principal risks to which our business, operations, and financial performance are subject. Each of these risks is more fully described in the individual risk factors immediately following this summary.

•
We have limited experience as a commercial company, and the marketing and sale of our cosmetic products may be unsuccessful, and we may be unable to generate meaningful product revenue.
•
Our commercial success depends upon attaining and maintaining significant market acceptance of our current products among consumers, physicians, patients, and others buying or selling our products.
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
•
We may engage in strategic transactions that could impact our liquidity, increase our expenses, and present significant distractions to our management.
•
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
•
We cannot be certain we will be able to obtain patent protection to protect our product technology.
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
•
We will need substantial additional capital to support our growth plans, and such capital may not be available on terms acceptable to us, if at all. This could hamper our growth and adversely affect our business.
•
Management has concluded that there is substantial doubt about our ability to continue as a going concern.
•
We may become involved in litigation that may materially adversely affect us.
•
We face substantial competition, which may result in others discovering, developing, or commercializing products before or more successfully than we do.
•
The current economic downturn may harm our business and results of operations.
•
We will need to grow the size of our organization in the future, and we may experience difficulties in managing this growth.
•
If we were to be delisted from Nasdaq, it could reduce the visibility, liquidity, and price of our Common Stock.
•
We expect the price of our Common Stock may be volatile and may fluctuate substantially.

Risks Related to Our Business and Operations

We have limited experience as a commercial company, and the marketing and sale of our cosmetic products may be unsuccessful.

Due to our limited history and experience as a commercial company, we face significant risks and uncertainties relating to the commercialization of our cosmetic products. In order to successfully commercialize our products, we must continue to build on our marketing, sales, distribution, managerial, and other capabilities or make arrangements with third parties to perform these services. We may face challenges that will inhibit our efforts, including:

•
our inability to recruit, train, and retain adequate numbers of effective sales and marketing personnel;
•
our inability to supply the market with our products, including manufacturing or distribution challenges; and
•
unforeseen costs and expenses associated with creating an independent sales and marketing organization.

If we are unable to accomplish our commercialization objectives and manage these challenges, we will not be able to generate operating revenue from our cosmetic products.

The cosmetics industry is highly competitive, and if we are unable to compete effectively, our results will suffer.

We face vigorous competition from companies throughout the world, including large multinational consumer products companies that have many cosmetics brands under ownership and standalone beauty and skincare brands, including those that may target the latest trends or specific distribution channels. Competition in the cosmetics industry is based on the introduction of new products, pricing of products, quality of products and packaging, brand awareness, perceived value and quality, innovation, in-store presence and visibility, promotional activities, advertising, editorials, e-commerce and mobile-commerce initiatives, and other activities. We must compete with a high volume of new product introductions as well as existing products by diverse companies across several different distribution channels. Many of the multinational consumer companies with which we compete have greater financial, technical, or marketing resources, longer operating histories, greater brand recognition, or larger customer bases than we do and may be able to respond more effectively to changing business and economic conditions than we can. We also expect to encounter increased competition as we enter new markets and as we attempt to penetrate existing markets with new products. Our competitors may attempt to gain market share by offering products at prices at or below the prices at which our products are typically offered, including through the use of large percentage discounts. Competitive pricing may require us to reduce our prices, which would decrease our profitability or result in lost sales. Our competitors may be better able to withstand these price reductions and lost sales. In addition, our competitors may develop products that are safer, more effective, and more widely used, and may be more successful than us in manufacturing and marketing their products.

It is difficult to predict the timing and scale of our competitors’ activities or whether new competitors will emerge in the cosmetics industry. Technological breakthroughs, including new and enhanced technologies that increase competition in the online retail market, new product offerings by competitors, and the strength and success of our competitors’ marketing programs, may further impede our growth and the implementation of our business strategy. Our ability to compete depends on the continued strength of our brands and products, the success of marketing, innovation and execution strategies, the continued diversity of product offerings, the successful management of new product introductions and innovations, strong operational execution, including in order fulfillment, and success in entering new markets and expanding our business in existing geographies. If we are unable to continue to compete effectively, it could have a material adverse effect on our business, financial condition, and results of operations.

Our new product introductions may not be as successful as we anticipate.

The cosmetics industry is driven in part by skincare and haircare trends, which may shift quickly. Our continued success depends on our ability to anticipate, gauge, and react in a timely and cost-effective manner to changes in consumer preferences for skincare and haircare products, consumer attitudes toward our industry and brands, and where and how consumers shop for and use these products. With the launch of our first seven skincare products in 2024, our acquisition of the Elevai ExosomesTM products in January 2025, and the anticipated launch of our remaining five skincare products during the first half of 2025, we must continually establish and enhance the recognition of our brands, maintain a favorable mix of products that are acceptable to the market, continue to develop our approach as to how and where we market and sell our products and work to develop, produce and market new products. We have an established process for the development, evaluation, and validation of our new product concepts. Nonetheless, each new product launch involves risks, as well as the possibility of unexpected results. For example, the acceptance of new product launches and sales to our consumers may not be as high as we anticipate, due to a lack of acceptance of the products themselves or their price, or the limited effectiveness of our marketing strategies. In addition, our ability to launch new products may be limited by our ability to timely manufacture, distribute, and ship new products. In the future, we may also experience a decrease in sales of our existing products as a result of newly launched products. Any of these occurrences could delay or impede our ability to achieve our sales objectives, which could have a material adverse effect on our business, financial condition, and results of operations.

Acceptance of our formulations or products in the marketplace is uncertain, and failure to achieve market acceptance will prevent or delay our ability to generate revenue.

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
•
establishment and demonstration of the advantages, safety, and efficacy of our formulations, products, and technologies;
•
our ability to attract corporate partners to assist in commercializing our proposed products; and
•
our ability to market our products.

Further, any loss of confidence on the part of consumers in our products or in the ingredients used in or with such products could materially harm the image of our brands and cause consumers to choose other products. Allegations regarding any of the above, even if untrue, may require us to expend significant time and resources investigating and responding to such allegations and could, from time to time, result in a recall or market withdrawal of a product from any or all of the markets in which the affected product was distributed. See “Our products may cause or contribute to undesirable side effects that we are required to report to the FDA, and if we fail to do so, we would be subject to sanctions that could harm our reputation, business, financial condition, and results of operations” below.

Consumers or those within the medical community in general may be unwilling to accept, utilize, or recommend any of our products or proposed formulations. If we are unable to obtain or maintain the confidence of consumers or those who may otherwise utilize or recommend our products, or if required, obtain regulatory approval for, or commercialize and market, our proposed formulations or products when planned, we may not achieve market acceptance or generate any revenue.

Certain of the products we process are derived from human tissue and therefore have the potential for disease transmission.

The utilization of human tissue creates the potential for transmission of communicable disease, including, without limitation, human immunodeficiency virus, viral hepatitis, syphilis, and other viral, fungal, or bacterial pathogens. We are required to comply with federal and state regulations intended to prevent communicable disease transmission.

We maintain strict quality controls designed in accordance with GMP to ensure the safe procurement and processing of our tissue, including terminal sterilization of our products. These controls are intended to prevent the transmission of communicable disease. However, risks exist with any human tissue implantation. In addition, negative publicity concerning disease transmission from other companies’ improperly processed donated tissue could have a negative impact on the demand for our products and adversely affect our business, financial condition, and results of operations.

If we cannot successfully address quality issues that may arise with our products, our brand reputation could suffer, and our business, financial condition, and results of operations could be adversely impacted.

In the course of conducting our business, we must adequately address quality issues that may arise with our products, as well as defects in third-party components included in our products, as any quality issues or defects may negatively impact consumer use of our products. Although we have established internal procedures to minimize risks that may arise from quality issues, we may not be able to eliminate or mitigate occurrences of these issues and associated liabilities. If the quality of our products does not meet the expectations of our consumers or the cosmetics market generally, then our brand reputation could suffer, and our business could be adversely impacted. We must also ensure that any promotional claims made for our products conform with government regulations.

Our success depends largely upon consumer satisfaction with the aesthetic results of our products.

In order to generate repeat business from consumers, our consumers must be satisfied with the aesthetic results of our cosmetic products. Our products are cosmetic in nature, and the success of the results is highly subjective. Accordingly, cosmetics consumers’ perception of their aesthetic results may greatly vary even if our products and systems associated therewith are shown to be objectively successful. If cosmetics consumers are not satisfied with the aesthetic benefits of our products or feel that they are too expensive for the aesthetic results obtained, our reputation and future sales could suffer.

We may fail to retain or recruit necessary personnel, and we may be unable to secure the services of consultants.

As of March 27, 2025, we have fifteen full-time employees.

Losing key personnel or failing to recruit necessary additional personnel would impede our ability to attain our development objectives. There is intense competition for qualified personnel in the aesthetics and biomedical field, and we may not be able to attract and retain the qualified personnel we need to develop our business. We rely on independent organizations, advisors, and consultants to perform certain services for us, including handling substantially all aspects of regulatory compliance and conducting our clinical validation and testing, and we expect to rely on organizations and individuals for the marketing and sales of our products. We expect that this will continue to be the case. Such services may not always be available to us on a timely basis, which may limit or delay our ability to develop or commercialize our products.

Certain of our directors and scientific advisors serve as officers, directors, scientific advisors, or consultants of other healthcare and life science companies, or institutes that might be developing competitive products. None of our directors are obligated under any agreement or understanding with us to make any additional products or technologies available to us. Similarly, we can give no assurances, and we do not expect, and investors should not expect, that any biomedical or pharmaceutical product or technology identified by any of our directors or affiliates in the future would be made available to us other than corporate opportunities. We can give no assurances that any such other companies will not have interests that are in conflict with their interests.

We rely on third parties to supply certain raw materials and packaging components and to manufacture and package our products, and, if our third-party vendors do not timely supply these products or perform these services, it may delay or impair our ability to develop, manufacture, market, and deliver our products.

We purchase the raw materials and packaging components that are designed to our specifications for all our cosmetic products from various third parties. In addition, we rely on a third-party manufacturer to formulate and package certain of our products. We collaborate with these vendors to meet our stringent design and creative criteria. While we believe that we currently have adequate sources of supply and services for all our products, we and our vendors may, in the future, not be able to (i) perform under any definitive manufacturing, supply or service agreements or (ii) remain in business for a sufficient time to successfully produce and market our cosmetic products. If we do not maintain important vendor relationships, we may fail to find a replacement vendor, which could delay or impair our ability to commercialize, produce, and distribute our cosmetic products and substantially increase our costs or deplete profit margins, if any. If we do find replacement vendors, we may not be able to enter into agreements with vendors on favorable terms and conditions. [LB1]

In addition, we do not have complete control over the ability of our third-party manufacturers to maintain adequate quality control, quality assurance and qualified personnel. Although we require our third-party manufacturers to supply us with components and products that meet our specifications and comply with applicable legal and regulatory requirements in our agreements, and we perform incoming inspection, testing or other acceptance activities to ensure the components and products meet our requirements, there is a risk that our manufacturers will not always act consistent with our best interests, and may not always supply components and products that meet our requirements or supply components and products in a timely manner. If any of our manufacturers fails to meet our expectations or to comply with applicable legal or regulatory requirements, we may need to find an alternative manufacturer, which could significantly impact our ability to develop and market our products. Any failure on the part of our manufacturers to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, delays, recalls, criminal prosecutions or damage to our reputation, any of which could significantly and adversely harm our business and results of operations.

To be commercially successful, we must educate physicians, where appropriate, on how and when our products are proper alternatives to existing treatments and that our products should be used in their procedures.

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

Many factors affect the efficient use and planning of inventory of certain components and other materials used in our manufacturing processes to manufacture our marketed products, such as the effectiveness of predicting demand, the effectiveness of preparing manufacturing to meet demand, efficiently meeting product demand requirements, and the expiration of materials in inventory. We may be unable to manage our inventory efficiently, keep inventory within expected budget goals, keep inventory on hand or manage it efficiently, control expired inventory, or keep sufficient inventory of materials to meet product demand due to our dependence on third-party suppliers. Finally, we cannot provide assurances that we can keep inventory costs within our target levels. Failure to do so may harm our long-term growth prospects.

We will need substantial additional funding. If we are unable to raise capital when needed, we could be forced to delay, reduce, or eliminate our product development programs or commercialization efforts.

We expect to devote substantial financial resources to our ongoing and planned activities, particularly in order to develop and commercialize our cosmetic products going forward and to make significant investments to support our business growth. We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we launch our additional skincare products throughout 2025. We also expect to incur significant commercialization expenses related to product manufacturing, sales, marketing, and distribution. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. To obtain such funding, we may need to engage in equity, equity-linked, or debt financings, including for possible use in acquisitions. If we raise additional funds through future issuances of equity, equity-linked, or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our Common Stock. Given current uncertainty in the capital markets and other factors, such funding may not be available on terms favorable to us or at all.

Any additional debt financing that we secure in the future could involve offering additional security interests and undertaking restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. Additionally, if we seek to access additional capital or increase our borrowing, there can be no assurance that debt or equity financing may be available to us on favorable terms, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired, and our business, results of operations, and financial condition may be harmed.

In addition, disputes may also arise between us and our investors or lenders. For example, the Holders (as defined in Note 9 to the accompanying consolidated financial statements) have alleged that, among other claims, we owe additional payment of principal and interest on the Convertible Notes (as defined in Note 9 to the accompanying consolidated financial statements) and that, under the terms of the Convertible Note Warrants (as defined in Note 9 to the accompanying consolidated financial statements), we are required to repurchase such Convertible Note Warrants at a purchase price equal to the Black-Scholes Value of the unexercised portion of such Convertible Note Warrants as of the closing of the Business Combination. One of the Holders has filed suit seeking to recover such amounts allegedly owed. See Notes 9 and 11 to the accompanying consolidated financial statements for additional details. There can be no assurance that these or similar matters will not result in expensive arbitration, litigation, or other dispute resolution, including, but not limited to, the litigation filed by Puritan, which may not be resolved in our favor and may adversely impact our financial condition.

We may engage in strategic transactions that could impact our liquidity, increase our expenses, and present significant distractions to our management.

From time to time, we may consider strategic transactions, such as acquisitions of companies, business combinations, asset purchases, and out-licensing or in-licensing of products, product candidates, or technologies. Additional potential transactions that we may consider include a variety of different business arrangements, including strategic partnerships, joint ventures, restructurings, divestitures, business combinations, and investments. Any such transaction may require us to incur non-recurring or other charges, may increase our near- and long-term expenditures, and may pose significant integration challenges or disrupt our management or business, which could adversely affect our business, financial condition, and results of operations. These transactions may entail numerous operational and financial risks, including:

•
exposure to unknown liabilities;

•
disruption of our business and diversion of our management’s time and attention in order to develop acquired products, product candidates, or technologies;
•
incurrence of substantial debt or dilutive issuances of equity securities to pay for such transactions;
•
higher-than-expected transaction and integration costs;
•
write-downs of assets or goodwill or impairment charges;
•
increased amortization expenses;
•
difficulty and cost in combining the operations and personnel of any acquired businesses or product lines with our operations and personnel;
•
impairment of relationships with key suppliers or customers of any acquired businesses or product lines due to changes in management and ownership; and
•
inability to retain key employees of any acquired businesses.

Accordingly, although there can be no assurance that we will undertake or successfully complete any transactions of the nature described above, any transactions that we do complete may be subject to the foregoing or other risks and could have a material adverse effect on our business, financial condition, and results of operations.

Our financial condition, results of operations, and cash flow may be adversely affected by changing economic conditions, including interest rates and inflation.

In recent years, the U.S. market has experienced cyclical or episodic downturns, and worldwide economic conditions remain uncertain and volatile, as a result of current geopolitical conditions including the Israel-Hamas war, the ongoing Russia-Ukraine war and conflict geopolitical tensions between the United States and China, proposed tariffs and other trade restrictions by the U.S. government and foreign governments, instability in the U.S. and global banking systems, high levels of inflation, high interest rates, the downgrading of the U.S.’s credit rating and the possibility of a recession. A decline in economic conditions, such as recession, economic downturn, and/or inflationary conditions in the U.S., could adversely and negatively impact our financial condition, results of operations, and cash flow.

Risks Related to Legal and Regulatory Matters

New laws, regulations, enforcement trends, or changes in existing regulations governing the introduction, marketing, and sale of our products to consumers could harm our business.

There has been an increase in regulatory activity in the United States related to cosmetic products and consumer protections, and the regulatory landscape is becoming more complex with increasingly strict requirements. If this trend continues, we may find it necessary to alter some of the ways we have traditionally manufactured and marketed our products in order to stay in compliance with a changing regulatory landscape, and this could add to the costs of our operations and have an adverse impact on our business. To the extent federal, state, and local regulatory changes regarding consumer protection, or the ingredients, claims or safety of our products occur in the future, they could require us to reformulate or discontinue certain of our products, revise the product packaging or labeling, or adjust operations and systems, any of which could result in, among other things, increased costs, delays in product launches, product returns or recalls and lower net sales, and therefore could have a material adverse effect on our business, financial condition and results of operations. Noncompliance with applicable regulations could result in enforcement action by the FDA or other regulatory authorities within or outside the United States, including but not limited to product seizures, injunctions, product recalls and criminal or civil monetary penalties, all of which could have a material adverse effect on our business, financial condition and results of operations.

In the United States, with the exception of color additives, the FDA does not currently require pre-market approval for products intended to be sold as cosmetics. However, the FDA may in the future require pre-market authorization for certain cosmetic products, establishments, or manufacturing facilities. Moreover, such products could also be regulated as both drugs and cosmetics simultaneously, as the categories are not mutually exclusive. The statutory and regulatory requirements applicable to drugs are extensive and require significant resources and time to ensure compliance. For example, if any of our products intended to be sold as cosmetics were to be regulated as drugs, we might be required to conduct, among other things, clinical trials to demonstrate the safety and efficacy of these products. We may not have sufficient resources to conduct any required clinical trials or to ensure compliance with the manufacturing requirements applicable to drugs. If the FDA determines that any of our products intended to be sold as cosmetics should be classified and regulated as drug products, and we are unable to comply with applicable drug requirements, we may be unable to continue to market those products. Any inquiry into the regulatory status of our cosmetics and any related interruption in the marketing and sale of these products could damage our reputation and image in the marketplace.

In recent years, the FDA has issued warning letters to several cosmetic companies alleging improper claims regarding their cosmetic products. If the FDA determines that we have disseminated inappropriate drug claims for our products intended to be sold as cosmetics, we could receive a warning or untitled letter, be required to modify our product claims, or take other actions to satisfy the FDA. In addition, plaintiffs’ lawyers have filed class action lawsuits against cosmetic companies after receipt of these types of FDA warning letters. There can be no assurance that we will not be subject to state and federal government actions or class action lawsuits, which could harm our business, financial condition, and results of operations.

Additional state and federal requirements may be imposed on consumer products as well as cosmetics, cosmetic ingredients, or the labeling and packaging of products intended for use as cosmetics. For example, on December 29, 2022, Congress enacted the MoCRA. MoCRA created new compliance requirements for manufacturers of cosmetic products in the United States and also significantly expanded the FDA's authority to oversee and regulate cosmetics. Under MoCRA, companies must comply with new requirements for cosmetics, such as new labeling requirements for certain products, safety substantiation, facility registration, product listing, adverse event reporting, good manufacturing practice requirements, and mandatory recalls. In addition, MoCRA provided the FDA with new enforcement authorities over cosmetics, such as the ability to initiate mandatory recalls and to obtain access to certain product records. Many of the requirements become applicable on December 29, 2023, with some of the requirements, such as those relating to labeling, scheduled to become applicable later in 2024 and 2025.

The FDA was required under MoCRA to propose mandatory GMPs for cosmetics by December 29, 2024, which was subsequently delayed until October 2025, and parties that operate facilities engaged in the manufacturing or processing of cosmetic products are required to register such facilities and submit product listing information to FDA by the same deadline. While we expect to meet the registration and GMP requirements, we are unable to ascertain at this time the full impact that complying with any new MoCRA requirements will have on our business. Compliance with the new requirements may further increase the cost of manufacturing certain of our products and could have a material adverse effect on our business, financial condition, and results of operations.

Our products are also subject to state laws and regulations, such as the California Safe Drinking Water and Toxic Enforcement Act, also known as “Prop 65,” and various state PFAS regulations, and failure to comply with such laws may also result in lawsuits and regulatory enforcement that could have a material adverse effect on our business, financial condition and results of operations. We are, and may in the future be, involved in litigation related to such state laws and regulations.

Government regulations and private party actions relating to the marketing and advertising of our products and services may restrict, inhibit, or delay our ability to sell our products and harm our business, financial condition, and results of operations.

Government authorities regulate advertising and product claims regarding the performance and benefits of our products. These regulatory authorities typically require a reasonable basis to support any marketing claims. What constitutes a reasonable basis for substantiation can vary widely from market to market, and there is no assurance that the efforts that we undertake to support our claims will be deemed adequate for any particular product or claim. A significant area of risk for such activities relates to improper or unsubstantiated claims about our products and their use or safety. If we are unable to show adequate substantiation for our product claims, or our promotional materials make claims that exceed the scope of allowed claims for the classification of the specific product, whether cosmetics, over-the-counter drug products, or other consumer products that we offer, the FDA, the FTC or other regulatory authorities could take enforcement action or impose penalties, such as monetary consumer redress, requiring us to revise our marketing materials, amend our claims or stop selling certain products, all of which could harm our business, financial condition and results of operations. Any regulatory action or penalty could lead to private party actions, or private parties could seek to challenge our claims even in the absence of formal regulatory actions, which could harm our business, financial condition, and results of operations.

Our products may cause or contribute to undesirable side effects that we are required to report to the FDA, and if we fail to do so, we would be subject to sanctions that could harm our reputation, business, financial condition, and results of operations.

The discovery of serious safety issues with our products, or a recall of our products either voluntarily or at the direction of the FDA or another governmental authority, could have a negative impact on us. The FDA regulates our cosmetic products. In the United States, FDA regulations govern, among other things, the activities that we perform, including product development, product testing, product labeling, product storage, manufacturing, advertising, promotion, product sales, reporting of certain product adverse events and failures, and distribution. The FDA has the authority to require the recall or recommend the market withdrawal, as applicable, of commercialized products in the event that a product has a reasonable probability of causing a serious adverse health risk due to adulteration or misbranding. Companies may also choose to voluntarily recall a product if any material deficiency or regulatory violation is discovered. A government-mandated or voluntary recall could occur as a result of an unacceptable risk to health, component failures, malfunctions, manufacturing defects, labeling or design deficiencies, packaging defects, or other deficiencies or failures to comply with applicable regulations. Product defects or other errors may occur in the future. Depending on the corrective action we take to redress a product’s deficiencies or defects, the FDA may require, or we may decide, that we will need to obtain new approvals, clearances, or certifications for the product before we may market or distribute the corrected product. Seeking such approvals, clearances, or certifications may delay our ability to replace the recalled products in a timely manner. Moreover, if we do not adequately address problems associated with our products, we may face additional regulatory enforcement action, including warning letters or untitled letters; fines, injunctions or civil penalties; suspension or withdrawal of approvals or clearances; seizures or recalls of products; total or partial suspension of production or distribution; administrative or judicially imposed sanctions; the FDA’s refusal to grant pending or future clearances or approvals for products; clinical holds; refusal to permit the import or export of products; and criminal prosecution. Companies are required to maintain certain records of recalls and corrective actions, even if they are not reportable to the FDA. We may initiate voluntary withdrawals or corrections for our products in the future that we determine do not require notification to the FDA. If the FDA disagrees with our determinations, it could require that we report those actions as recalls, and we may be subject to enforcement action. A future recall announcement could harm our reputation, potentially lead to product liability claims against us, and negatively affect our sales.

Product liability lawsuits could divert our resources, result in substantial liabilities, and reduce the commercial potential of our products.

Our business exposes us to the risk of product liability claims that are inherent to the development, clinical validation studies, and testing to demonstrate aesthetic improvement and marketing of aesthetic, skincare, and haircare products. These lawsuits may divert our management from pursuing our business strategy and may be costly to defend. In addition, if we are held liable in any of these lawsuits, we may incur substantial costs and may be forced to limit or forgo further commercialization of those products. Although we maintain general liability insurance in an amount that we believe is reasonably adequate to insulate us from potential claims, this insurance may not fully cover potential liabilities. In addition, our inability to obtain or maintain sufficient insurance coverage at an acceptable cost or to otherwise protect against potential product liability claims could prevent or inhibit the commercial production and sale of our products, which could adversely affect our business.

In addition, our business exposes us to the risk of product liability claims that are inherent in the manufacturing, processing, and marketing of human tissue products. We may be subject to such claims if our products cause, or appear to have caused, an injury. Claims may be made by consumers, healthcare providers, patients, or others buying or selling our products. Product liability claims can be expensive to defend (regardless of merit), divert our management’s attention, result in substantial damage awards against us, harm our reputation, and generate adverse publicity, which could result in the withdrawal of, or reduced acceptance of, our products in the market.

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

Our operations, and those of our directors, employees, advisors, contractors, consultants, and collaborators, could be adversely affected by earthquakes, floods, hurricanes, typhoons, other extreme weather conditions, fires, water shortages, power failures, business systems failures, medical epidemics or pandemics, such as the COVID-19 pandemic, and other natural and man-made disaster or business interruptions, many of which are beyond our and such third parties’ control. Our phones, electronic devices, and computer systems, and those of our directors, employees, advisors, contractors, consultants, and collaborators, are vulnerable to damages, theft and accidental loss, negligence, unauthorized access, terrorism, war, electronic and telecommunications failures, and other natural and man-made disasters. These locations may be subject to additional security and other risk factors due to the limited control of our employees. If such an event as described above were to occur in the future, it may cause interruptions in our operations, delay research and development programs, clinical validation, regulatory compliance activities, manufacturing and quality assurance activities, sales and marketing activities, hiring, training of employees and persons within associated third parties, and other business activities.

Likewise, we rely and will continue to rely on third parties to conduct clinical trials, and similar events as those described in the prior paragraph relating to their business systems, equipment, and facilities could also have a material adverse effect on our business. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development, commercialization, marketing, and sales of our products could be delayed or altogether terminated.

Our employees or others acting on our behalf may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements, which could cause significant liability for us and harm our reputation.

We may be exposed to the risk that our employees, independent contractors, consultants, distributors and vendors, and other individuals or entities with whom we have arrangements to act on our behalf may engage in unethical, fraudulent, or illegal activity. Misconduct by these parties could include intentional, reckless and/or negligent conduct or disclosure of unauthorized activities to us that violates: (i) the laws and regulations of the FDA, including those laws requiring the reporting of true, complete and accurate information to the FDA; (ii) manufacturing standards; or (iii) laws that require the true, complete and accurate reporting of financial information or data. Misconduct by employees or others acting on our behalf could also involve the improper use of information obtained in the course of clinical validation studies or other testing of our cosmetic products, which could result in regulatory sanctions and serious harm to our reputation. It is not always possible to identify and deter such misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions or investigations are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions or investigations could result in government investigations, legal proceedings, the imposition of significant fines or other sanctions, including the imposition of monetary penalties, damages, monetary fines, contractual damages, reputational harm, diminished profits and future earnings and curtailment of operations, any of which could adversely affect our ability to operate our business and our results of operations. Whether or not we are successful in defending against such actions or investigations, we could incur substantial costs, including legal fees, and divert the attention of management in defending ourselves against any of these claims or investigations, which could have a material adverse effect on our business, financial condition, and results of operations.

Risks Related to Our Intellectual Property

We may not be able to protect our proprietary technology, which could harm our ability to operate profitably.

The patent positions of biologics and cosmetics companies are uncertain and involve complex legal and factual questions. These industries place considerable importance on obtaining patent and trade secret protection for new technologies, cosmetic products, and processes. We may incur significant expenses in protecting our intellectual property and defending or assessing claims with respect to intellectual property owned by others. Any patent or other infringement litigation by or against us could cause us to incur significant expenses and divert the attention of our management.

Others may file patent applications or obtain patents on similar technologies that compete with our products. We cannot predict how broad the claims in any such patents or applications will be and whether they will be allowed. Once claims have been issued, we cannot predict how they will be construed or enforced. We may infringe upon the intellectual property rights of others without being aware of it. If another party claims we are infringing their technology, we could have to defend an expensive and time-consuming lawsuit, pay a large sum if we are found to be infringing, or be prohibited from selling or licensing our products unless we obtain a license or redesign our products, which may not be possible.

We also rely on trade secrets and proprietary know-how to develop and maintain our competitive position. Some of our current or former employees, consultants, scientific advisors, contractors, current or prospective corporate collaborators may unintentionally or willfully disclose our confidential information to competitors or use our proprietary technology for their own benefit. Furthermore, enforcing a claim alleging the infringement of our trade secrets would be expensive and difficult to prove, making the outcome uncertain. Our competitors may also independently develop similar knowledge, methods, and know-how or gain access to our proprietary information through some other means.

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

The intellectual property environment in our industry is particularly complex, constantly evolving, and highly fragmented. Other companies and institutions have issued patents and have filed or will file patent applications that may issue into patents that cover or attempt to cover products, processes, or technologies similar to ours. We have not conducted freedom-to-use patent searches on all aspects of our cosmetic products, and may be unaware of relevant patents and patent applications of third parties. In addition, the freedom-to-use patent searches that have been conducted may not have identified all relevant issued patents or pending patent applications. We cannot provide assurance that our cosmetic products or proposed products will not ultimately be held to infringe one or more valid claims owned by third parties, which may exist or come to exist in the future, or that in such case we will be able to obtain a license from such parties on acceptable terms.

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

Our research, development, and commercialization activities may infringe or otherwise violate or be alleged to infringe or otherwise violate patents owned or controlled by other parties. Competitors in the field of aesthetics and cosmetics have developed large portfolios of patents and patent applications in fields relating to our business. Additionally, there may also be patent applications that have been filed but not published that, when issued as patents, could be asserted against us. These third parties could bring claims against us that would cause us to incur substantial expenses and, if successful against us, could cause us to pay substantial damages and/or we could be forced to stop or delay research, development, manufacturing, or sales of the product that is the subject of the suit. Further, if a patent infringement suit were brought against us, during the pendency of the litigation, we could be forced to stop or delay research, development, manufacturing, or sales of the product that is the subject of the suit. If our products, methods, processes, and other technologies are found to infringe the rights of other parties, we could be required to pay damages, or may be required to cease using the technology or to license rights from the prevailing party. Any prevailing party may be unwilling to offer us a license on commercially acceptable terms.

We cannot be certain we will be able to obtain and maintain patent protection to protect our products and technology.

We cannot be certain that all patents applied for will be issued or that our existing patents can be maintained. If a third party has also filed a patent application relating to an invention claimed by us or one or more of our licensors, we may be required to participate in an interference or derivation proceeding declared or instituted by the U.S. Patent and Trademark Office, which could result in substantial uncertainties and cost for us, even if the eventual outcome is favorable to us. The degree of future patent protection for our cosmetic products and technology is uncertain. For example:

•
we or our licensors might not have been the first to make the inventions covered by our issued patents, or pending or future patent applications;
•
we or our licensors might not have been the first to file patent applications for the inventions;
•
others may independently develop duplicative, similar, or alternative technologies;
•
it is possible that our patent applications will not result in an issued patent or patents, or that the scope of protection granted by any patents arising from our patent applications will be significantly narrower than expected;
•
any patents under which we hold ultimate rights may not provide us with a basis for commercially-viable products, may not provide us with any competitive advantages, or may be challenged by third parties as not infringed, invalid, or unenforceable under U.S. or foreign laws;
•
any patent issued to us in the future or under which we hold rights may not be valid or enforceable; or
•
we may develop additional technologies that are not patentable and which may not be adequately protected through trade secrets; for example, if a competitor independently develops duplicative, similar, or alternative technologies.

We may infringe the intellectual property rights of others, which may prevent or delay our product development efforts and stop us from commercializing or increase the costs of commercializing our cosmetic products.

Our success will depend in part on our ability to operate without infringing, misappropriating, or otherwise violating the trademarks, patents, copyrights, trade secrets, and other proprietary rights of others. We cannot guarantee that our cosmetic products, or the manufacture or use of our cosmetic products, will not infringe, misappropriate, or otherwise violate such third-party rights. From time to time, we may receive allegations of trademark or patent infringement, and third parties have filed claims against us with allegations of intellectual property infringement. In addition, third parties may involve us in intellectual property disputes as part of a business model or strategy to gain competitive advantage.

Defending against such allegations and litigation could be costly, affect our results of operations, divert the attention of managerial and scientific personnel, and have an adverse impact on our ability to bring products to market. Some of these third parties may be better capitalized and have more resources than us. In that event we are to infringe or violate a third party’s intellectual property rights, we may need to halt commercialization of the relevant cosmetic product(s), obtain a license, which may not be available to us on commercially reasonable terms, and redesign or rebrand our marketing strategy or cosmetic products, which may not be possible or may be costly. In addition, there is a risk that a court will order us to pay the other party damages for having violated or infringed upon the other party’s intellectual property rights.

Some of our competitors may be able to sustain the costs of complex intellectual property litigation more effectively than we can because they have substantially greater resources. In addition, any uncertainties resulting from the initiation and continuation of any such litigation could have a material adverse effect on our ability to raise the funds necessary to continue our operations.

If we fail to protect or enforce our intellectual property or confidential proprietary information relating to cosmetic products, we may not be able to compete effectively, which may negatively affect our business as well as limit our partnership or acquisition appeal.

Our success depends in part on our ability to protect our intellectual property rights. We rely on a combination of trademarks, trade secrets, confidential proprietary information, domains, licensed patent rights, and other intellectual property rights to protect our intellectual property. We may be subject to competition despite the existence of intellectual property we license or own. We can give no assurances that our intellectual property will be sufficient to prevent third parties from designing around the patents we own or license and developing and commercializing competitive products. The existence of competitive products that avoid our intellectual property could materially adversely affect our operating results and financial condition. Furthermore, limitations, or perceived limitations, in our intellectual property may limit the interest of third parties to partner, collaborate, or otherwise transact with us, if third parties perceive a higher than acceptable risk to the commercialization of our products or future products.

We may elect to sue a third party, or otherwise make a claim, alleging infringement or other violation of patents, trademarks, trade dress, copyrights, trade secrets, domain names, or other intellectual property rights that we either own or license. If we do not prevail in enforcing our intellectual property rights in this type of litigation, we may be subject to:

•
paying monetary damages related to the legal expenses of the third party;
•
facing additional competition that may have a significant adverse effect on our product pricing, market share, business operations, financial condition, and the commercial viability of our products; and
•
restructuring our company or delaying or terminating select business opportunities, including, but not limited to, research and development, clinical validation, and commercialization activities, due to a potential deterioration of our financial condition or market competitiveness.

A third party may also challenge the validity, enforceability, or scope of the intellectual property rights that we license or own, and the result of these challenges may narrow the claim scope of or invalidate intellectual property rights that are integral to our cosmetic products in the future. There can be no assurance that we will be able to successfully defend our intellectual property rights in an action against third parties due to the unpredictability of litigation and the high costs associated with intellectual property litigation, among other factors.

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

In addition, enforcing and maintaining our intellectual property protection depends on compliance with various procedural, document submission, fee payment, and other requirements imposed by the U.S. Patent and Trademark Office and courts, and protection of our intellectual property rights could be reduced or eliminated for non-compliance with these requirements.

If we are not able to protect and control our unpatented trade secrets, know-how, and other proprietary technology, we may suffer competitive harm.

We also rely on proprietary trade secrets and unpatented know-how to protect our research and development activities, particularly when we do not believe that patent protection is appropriate or available. However, trade secrets are difficult to protect. We will attempt to protect our trade secrets and unpatented know-how by requiring our employees, consultants, collaborators, and advisors to execute a confidentiality and non-use agreement. We cannot guarantee that these agreements will provide meaningful protection, that these agreements will not be breached, that we will have an adequate remedy for any such breach, or that our trade secrets will not otherwise become known or independently developed by a third party. Our trade secrets, and those of our present or future collaborators with which we have agreements authorizing our use or access to such trade secrets, may become known or may be independently discovered by others, which could adversely affect the competitive position of our products.

If our trademarks and trade names are not adequately protected, then we may not be able to build name recognition in our target markets, and our business may be adversely affected.

Our registered or unregistered trademarks or trade names may be challenged, infringed, circumvented, declared generic, or determined to be infringing on other marks. We may not be able to protect our rights in these trademarks and trade names, which we need in order to build name recognition with potential partners or consumers in our target markets. If we are unable to establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively, and our business may be adversely affected.

Risks Related to Our Financial Condition

Our future success is dependent, in part, on the performance and continued service of our officers and directors.

We are presently dependent largely upon the experience, abilities, and continued services of our senior management, including our Chief Executive Officer, Rajiv Shukla. The loss of services of Mr. Shukla could have a material adverse effect on our business, financial condition, or results of operation. Other key executives are important to our ongoing capability to develop, commercialize, and, if necessary, obtain regulatory approval for our cosmetic products. The competition for executive talent may make it difficult to replace any of these key positions in a timely manner. We do not maintain “key employee” insurance policies on any of our executive officers that would compensate us for the loss of their services. The time and cost required to replace a key employee may have a material adverse effect on our results of operations and financial condition.

Management has concluded that there is substantial doubt about our ability to continue as a going concern.

The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern, which assumes the realization of assets and the satisfaction of liabilities in the normal course of business. As of December 31, 2024, we had negative net working capital of $4,921,151, a net loss from continuing operations of $10,650,464, and negative net cash flow from operations of $4,388,948. We have historically relied on raising capital to fund our operations. Based on our working capital balance as of December 31, 2024 and projected cash needs for the next twelve months, our management estimates that we will need to raise additional capital to cover operating and capital requirements. Management will need to raise the additional funds through issuing additional shares of Common Stock or other equity securities or obtaining debt financing. There can be no assurance that any required future financing can be successfully completed on a timely basis or on terms acceptable to us. Based on these circumstances, management has determined there is substantial doubt about our ability to continue as a going concern.

The accompanying consolidated financial statements do not include any adjustments that may be necessary should we be unable to continue as a going concern.

We may become involved in litigation that may materially adversely affect us.

From time to time, we may become involved in various legal proceedings relating to matters incidental to the ordinary course of our business, including intellectual property, commercial, product liability, employment, class action, whistleblower, shareholder derivative suits, and other litigation and claims, and governmental and other regulatory investigations and proceedings. The Holders of the Convertible Notes have alleged that we owe additional principal and interest thereon and are required to repurchase the Convertible Note Warrants. Puritan has filed suit seeking to recover such amounts allegedly owed. Our management believes that our obligations under the Convertible Notes have been satisfied and that no additional payments are due to the Holders, and we have conveyed our position to the Holders. Nevertheless, we cannot assure you that we will prevail. Such matters can be time-consuming, divert management’s attention and resources, cause us to incur significant expenses or liability, or require us to change our business practices. Because of the potential risks, expenses, and uncertainties of litigation, we may, from time to time, settle disputes, even where we believe that we have meritorious claims or defenses. Because litigation is inherently unpredictable, we cannot assure you that the results of any of these actions will not have a material adverse effect on our business.

We have a history of net losses, and we may not be able to achieve or maintain profitability in the future.

We have incurred net losses each year since our inception, and we may not be able to achieve or maintain profitability in the future. For the years ended December 31, 2024 and 2023, we had a loss from continuing operations of $10,650,464 and $16,205,252, respectively, and negative cash flows from operations of $4,388,948 and $8,348,208, respectively. To date, we have financed our operations primarily through the sale of equity securities and convertible debt. We have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and clinical trials, and we anticipate that our expenses will continue to increase over the next several years as we continue to develop and launch our cosmetic products, expand into new markets and increase our sales and marketing efforts. These efforts may be more costly than we expect and may not result in increased revenue or growth in our business. Accordingly, we expect to continue to incur substantial operating losses for the foreseeable future, which may fluctuate significantly from quarter to quarter and year to year.

Any failure to increase our revenue sufficiently to keep pace with our investments and other expenses could prevent us from achieving or maintaining profitability or positive cash flow on a consistent basis. If we are unable to successfully address these risks and challenges as we encounter them, our business, financial condition, results of operations, and prospects could be adversely affected. If we are unable to generate adequate revenue and manage our expenses, we may continue to incur significant losses in the future and may not be able to achieve or maintain profitability. In addition, even if we do achieve profitability, we may not be able to sustain or increase profitability. Our failure to become and remain profitable would depress the value of our company and could impair our ability to maintain our research and development efforts, expand our business, diversify our product offerings, or even continue our operations. A decline in the value of our company could also cause you to lose all or part of your investment.

An economic downturn may harm our business and the results of our operations.

Our overall performance depends, in part, on worldwide economic conditions. The U.S. and global markets have experienced cyclical or episodic downturns, and worldwide economic conditions remain uncertain and volatile, as a result of current geopolitical conditions including the Israel-Hamas war, the ongoing Russia-Ukraine war and geopolitical tensions between China and the U.S., proposed tariffs and other trade restrictions by the U.S. government and foreign governments, instability in the U.S. and global banking systems, high levels of inflation, high interest rates, the downgrading of the U.S.’s credit rating and the possibility of a recession. Impacts of such economic weakness include:

•
falling overall demand for goods and services, leading to reduced profitability;
•
reduced credit availability;
•
higher borrowing costs;
•
reduced liquidity;
•
volatility in credit, equity, and foreign exchange markets; and
•
bankruptcies.

These developments could lead to supply chain disruptions, decreased consumer spending, and uncertainty about business continuity, which may adversely affect our business and our results of operations.

Future increases in interest rates may increase our borrowing costs and may also affect our ability to obtain working capital through borrowings such as bank credit lines and public or private sales of debt securities, which may result in lower liquidity, reduced working capital, and other adverse impacts on our business.

Any continued increases in interest rates in the future will increase the cost of new indebtedness/servicing our outstanding indebtedness/refinancing our outstanding indebtedness, and could materially and adversely affect our results of operations, financial condition, liquidity, and cash flows.

Significant disruptions of information technology systems, computer system failures, or breaches of information security could adversely affect our business.

We rely to a large extent upon information technology systems to operate our business. In the ordinary course of business, we collect, store, and transmit large amounts of confidential information (including, but not limited to, personal information and intellectual property). The size and complexity of our information technology and information security systems, and those of our third-party vendors with whom we may contract, make such systems potentially vulnerable to service interruptions or to security breaches from inadvertent or intentional actions by our employees or vendors, or from malicious attacks by third parties. Such attacks are of ever-increasing levels of sophistication and are made by groups and individuals with a wide range of motives (including, but not limited to, industrial espionage and market manipulation) and expertise. While we intend to invest in the protection of data and information technology, there can be no assurance that our efforts will prevent service interruptions or security breaches.

Our internal computer systems, and those of our business vendors on which we may rely, are vulnerable to damage from computer viruses, unauthorized access, natural disasters, fire, terrorism, war, and telecommunication and electrical failures. We exercise little or no control over these third parties, which increases our vulnerability to problems with their systems. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs. Any interruption or breach in our systems could adversely affect our business operations or result in the loss of critical or sensitive confidential information or intellectual property, and could result in financial, legal, business and reputational harm to us or allow third parties to gain material, inside information that they use to trade in our securities. To the extent that any disruption or security breach results in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability, the further development of our cosmetic products could be delayed, and our business could be otherwise adversely affected.

We will need to grow the size of our organization in the future, and we may experience difficulties in managing this growth.

As of March 27, 2025, we have fifteen full-time employees. We will need to grow the size of our organization in order to support our continued development and commercialization of our cosmetic products. As our development and commercialization plans and strategies continue to develop, our need for additional managerial, operational, manufacturing, sales, marketing, financial, and other resources will increase. Our management, personnel, and systems currently in place will not be adequate to support this future growth. Future growth would impose significant added responsibilities on members of management, including:

•
Managing our clinical validation effectively;
•
identifying, recruiting, maintaining, motivating, and integrating additional employees;
•
managing our internal development efforts effectively while complying with our contractual obligations to licensors, licensees, contractors, and other third parties; and
•
improving our managerial, development, operational, information technology, and finance systems; and expanding our facilities.

If our operations expand, we will also need to manage additional relationships with various strategic partners, suppliers, and other third parties. Our future financial performance and our ability to commercialize our cosmetic products and to compete effectively will depend, in part, on our ability to manage any future growth effectively, as well as our ability to develop a sales and marketing force when appropriate for our company. To that end, we must be able to manage our development efforts effectively and hire, train, and integrate additional management, research and development, manufacturing, administrative, and sales and marketing personnel. The failure to accomplish any of these tasks could prevent us from successfully growing our company.

Risks Related to Our Common Stock

If we were to be delisted from Nasdaq, it could reduce the visibility, liquidity, and price of our Common Stock.

On September 30, 2024, we received notification from the Nasdaq’s Listing Qualifications Department (the “Department”) indicating that we no longer meet the requirement to maintain a minimum bid price of $1 per share, as set forth in Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), Nasdaq has provided us with 180 calendar days, or until March 31, 2025 (the “Minimum Bid Compliance Date”), to regain compliance with the Minimum Bid Price Requirement. To regain compliance, the closing bid price of the Common Stock must be at least $1 per share for a minimum of ten consecutive business days at any time during this 180-day period, after which Nasdaq will provide written confirmation of compliance to us, and the matter will be closed. If we do not regain compliance with the Minimum Bid Price Requirement by the Minimum Bid Compliance Date, Nasdaq may grant us an additional compliance period of 180 calendar days to regain compliance with the Minimum Bid Price Requirement if we meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for the Nasdaq Capital Market, with the exception of the Minimum Bid Price Requirement, and provide written notice to Nasdaq of our intent to cure the deficiency during this second compliance period. However, if it appears to the Nasdaq staff that we will not be able to cure the deficiency or if we do not qualify for the second compliance period or fail to regain compliance during the second 180-day compliance period, Nasdaq will provide notice to us that our Common Stock will be subject to delisting. At that time, we may appeal any such delisting determination to a Nasdaq hearings panel.

On March 24, 2025, our stockholders approved a reverse stock split of our Common Stock at a ratio in the range of 1-for-15 to 1-for-30 (the “Reverse Stock Split”), with such ratio to be determined at the discretion of our Board of Directors (the “Board”). Even if our Board determines to implement the Reverse Stock Split, the effect of the Reverse Stock Split upon the market price of our Common Stock cannot be predicted with any certainty, and the history of similar stock splits for companies in like circumstances is varied. It is possible that (i) the per share price of our Common Stock after the Reverse Stock Split will not rise in proportion to the reduction in the number of shares of our Common Stock outstanding resulting from the Reverse Stock Split, (ii) the market price per post-reverse stock split share may not exceed or remain in excess of the $1.00 minimum bid price for a sustained period of time or (iii) the Reverse Stock Split may not result in a per share price that would attract brokers and investors who do not trade in lower priced stocks. Even if we effect the Reverse Stock Split, the market price of our Common Stock may decrease due to factors unrelated to the Reverse Stock Split. In any case, the market price of our Common Stock will be based on other factors that may be unrelated to the number of shares outstanding, including our future performance. If the Reverse Stock Split is consummated and the trading price of the Common Stock declines, the percentage decline as an absolute number and as a percentage of our overall market capitalization may be greater than would occur in the absence of the Reverse Stock Split.

Even if the market price per post-Reverse Stock Split share of our Common Stock remains in excess of $1.00 per share, we may be delisted due to a failure to meet other continued listing requirements, including Nasdaq requirements related to the minimum number of shares that must be in the public float and the minimum market value of the public float. On August 30, 2024, we received notice from the Department that we are not in compliance with Nasdaq Listing Rule 5550(b)(2) as a result of our Market Value of Listed Securities (the “MVLS”) falling below the minimum of $35 million required for continued listing on the Nasdaq Capital Market (the “MVLS

Requirement”) from July 15, 2024 to August 29, 2024. In accordance with Nasdaq Listing Rule 5810(c)(3)(C), Nasdaq has provided us with 180 calendar days, or until February 26, 2025 (the “MVLS Compliance Date”), to regain compliance with the MVLS Requirement. To regain compliance during the 180-day period, our MVLS must be at least $35 million for a minimum of ten consecutive business days at any time during this period, after which Nasdaq will provide written confirmation of compliance to us, and the matter will be closed. We did not regain compliance with the MVLS Requirement by the MVLS Compliance Date. Accordingly, on March 4, 2025, we received written notice from the Department notifying us that we had failed to regain compliance with the MVLS Requirement by the MVLS Compliance Date. As such, we have requested an appeal of Nasdaq’s determination to delist our securities from the Nasdaq Capital Market. However, there can be no guarantee that we will be successful in appealing this determination and that our securities will continue to be listed on the Nasdaq Capital Market. A request for an appeal will stay the delisting of our securities pending Nasdaq’s decision. In addition, even if we are successful in our appeal and able to regain and maintain compliance with the Minimum Bid Price Requirement, we may still be delisted if we do not regain compliance with the MVLS Requirement or otherwise maintain compliance with Nasdaq’s other continued listing requirements.

We expect the price of our Common Stock may be volatile and may fluctuate substantially.

The stock market in general and the market for cosmetics companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our Common Stock may be influenced by many factors, including:

•
commercialization and sales of our products;
•
the results of our efforts to discover, develop, acquire, or in-license products, if any;
•
failure or discontinuation of any of our research programs;
•
actual or anticipated results from, and any delays in, any future clinical validation;
•
the level of expenses related to any products that we may choose to develop or clinical development programs we may choose to pursue;
•
disputes or other developments relating to proprietary rights, including patents, litigation matters, and our ability to obtain patent protection for our technologies;
•
announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, and capital commitments;
•
additions or departures of key scientific or management personnel;
•
variations in our financial results or those of companies that are perceived to be similar to us;
•
new products or new uses for existing products introduced or announced by our competitors, and the timing of these introductions or announcements;
•
results of clinical validation, testing, or clinical trials of products or product candidates of our competitors;
•
general economic and market conditions and other factors that may be unrelated to our operating performance or the operating performance of our competitors, including changes in market valuations of similar companies;
•
regulatory or legal developments in the U.S. and other countries;
•
changes in the structure of healthcare payment systems;
•
conditions or trends in the cosmetics industry;
•
actual or anticipated changes in earnings estimates, development timelines, or recommendations by securities analysts;
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

As restrictions on resale end and registration statements for the sale of the shares held by parties who have contractual registration rights are available for use, the sale or possibility of sale of these shares could have the effect of increasing the volatility in the market price of our Common Stock or decreasing the market price itself. As a result of any such decreases in the price of our Common Stock, purchasers who acquire shares of our Common Stock may lose some or all of their investment.

Any significant downward pressure on the price of our Common Stock as the selling stockholders sell the shares of our Common Stock, or the prospect of such shares, could encourage short sales by the selling stockholders or others. Any such short sales could place further downward pressure on the price of our Common Stock.

We are required to register the issuance of the shares underlying the warrants issued in the IPO. We may incur substantial costs in connection with such registration statement, and the issuance of such shares may result in dilution to holders of our Common Stock, and the issuance of any such shares upon a cashless exercise of the warrants would not result in the receipt by us of any cash proceeds thereof.

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

We may choose to take advantage of some, but not all, of the available exemptions. We cannot predict whether investors will find our Common Stock less attractive if we rely on these exemptions. If some investors find our Common Stock less attractive as a result, there may be a less active trading market for our Common Stock, and the price of our Common Stock may be more volatile.

We do not anticipate paying any cash dividends on our Common Stock in the foreseeable future; capital appreciation, if any, will be your sole source of gain as a holder of our Common Stock.

We have never declared or paid cash dividends on shares of our Common Stock. We currently plan to retain all of our future earnings, if any, and any cash received as a result of future financings to finance the growth and development of our business. Accordingly, capital appreciation, if any, of our Common Stock will be the sole source of gain for holders of our Common Stock for the foreseeable future.

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

We are also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together, these provisions may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

Item 1B. Unresolved Staff Comments.

None

Item 1C. Cybersecurity.

Managing cybersecurity risk is a crucial part of our overall strategy for safely operating our business. We incorporate cybersecurity practices into our Enterprise Risk Management (“ERM”) approach, which is subject to oversight by our Board.

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
•
External Collaboration: We collaborate with a third-party service provider to identify, assess, and mitigate cybersecurity risks.
•
Systems Safeguards: We deploy technical safeguards that are designed to protect our information systems, products, operations, and sensitive information from cybersecurity threats, including compromises of our information systems and our data’s confidentiality, integrity, and availability. These include firewalls, disaster recovery capabilities, malware and ransomware prevention, access controls, and encryption.
•
Education: We provide monthly training for all personnel regarding cybersecurity threats, with such training appropriate to the roles, responsibilities, and access of the relevant Company personnel. Our policies require all workers to report any actual or suspected cybersecurity events.
•
Incident Response Planning: We have established and maintain incident response plans that direct our response to cybersecurity events and incidents. Such plans include the protocol by which a material incident would be communicated to executive management, our Board, external regulators, and shareholders.
•
Governance: Our Board's oversight of cybersecurity risk management is led by the Board's audit committee (the “Audit Committee”), which oversees our ERM program. The Audit Committee reviews cybersecurity threats, risks, and mitigation on at least an annual basis, and such reviews include internal and independent assessments of risks, controls, and overall program effectiveness.

Our risk assessment efforts have indicated that we are a potential target for theft of intellectual property, financial resources, personal information, and trade secrets from a wide range of actors, including nation-states, organized criminal groups, malicious insiders, and activists. The impacts of attacks, abuse, and misuse of the Company’s systems and information include, without limitation, loss of assets, operational disruption, and damage to the Company’s reputation.

A key element of managing cybersecurity risk is the ongoing assessment and testing of our processes and practices through assessments, and other exercises focused on evaluating the sufficiency and effectiveness of our cybersecurity risk management efforts. If a material weakness in our cybersecurity risk management program is identified, it will be reported to the Audit Committee and the Board, as appropriate, and we will make adjustments to our cybersecurity processes and practices as necessary to eliminate or compensate for that weakness.

Our CFO is principally responsible for overseeing our cybersecurity risk management program in partnership with other Company management. We believe our business leaders, including our CFO, have the appropriate expertise, background, and depth of experience to manage risks arising from cybersecurity threats. Our CFO collaborates with other Company business leaders and our third-party service provider to maintain a program designed to manage our exposure to cybersecurity risks and to respond to cybersecurity incidents promptly.

The Audit Committee oversees cybersecurity risk management, including the policies, processes, and practices that management implements to operationalize our cybersecurity risk management program. The Audit Committee will promptly receive information regarding any material cybersecurity incident that may occur, including any ongoing updates. The Audit Committee periodically discusses our approach to cybersecurity risk management with our CFO, who oversees the Company’s information systems.

As of the date of this Form 10-K, we are not aware of any cybersecurity incidents that have materially affected or are reasonably likely to materially affect the Company, including our business strategy, results of operations, or financial condition at this time.

Item 2. Properties.

Our corporate headquarters, research and development, and manufacturing facilities are located in Pittsburgh, Pennsylvania, where we lease approximately 6,432 square feet of space. This lease expires in 2028. In addition, we sublease approximately 2,988 square feet of office and manufacturing space in Folsom, CA. This sublease expires in May 2025. We believe that our existing facilities are adequate to support our operations.

Item 3. Legal Proceedings.

The information under the headings “January 2022 Convertible Notes” in Note 9 - Debt and Note 11 - Contingencies in the notes to the accompanying consolidated financial statements is incorporated herein by reference.

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market information for Common Stock

Beginning on March 10, 2025, our Common Stock trades on the Nasdaq Capital Market under the symbol “XAGE”.

On March 27, 2025, the closing price for our Common Stock as reported by the Nasdaq Capital Market was $0.1542.

Holders of record

As of March 27, 2025, the approximate number of holders of record of our Common Stock was 218. This number does not include beneficial owners whose shares are held by nominees in street name.

Dividends

We have never declared or paid cash dividends on our capital stock. We intend to retain all available funds and future earnings, if any, to fund the development and expansion of our business, and we do not anticipate paying any cash dividends in the foreseeable future. Any future determination related to dividend policy will be made at the discretion of our board of directors and will depend on a number of factors, including future earnings, capital requirements, financial conditions, future prospects, contractual restrictions and covenants, and other factors that our board of directors may deem relevant.

Item 6. [Reserved]

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying consolidated financial statements and the related notes contained in Part II, Item 8 of this Annual Report. Certain information in this discussion and analysis or as set forth elsewhere in this Annual Report contains forward-looking statements that involve numerous risks and uncertainties, including, but not limited to, those described under the section entitled “Forward-Looking Statements” in Part I, Item 1. “Business” in this Annual Report and under Part I, Item 1A. “Risk Factors” in this Annual Report. We assume no obligation to update any of these forward-looking statements. Actual results may differ materially from those contained in any forward-looking statements.

Overview

We are focused on longevity and healthy aging, encompassing the latest scientific advances in regenerative bio-aesthetics. Our products are aimed to help people look and feel their best at any age. We currently have two cosmetic product lines, Carmell SecretomeTM and Elevai ExosomesTM, that support skin and hair health. All of our cosmetic skincare and haircare products are tailored to meet the demanding technical requirements of professional care providers and discerning retail consumers. Our product pipeline also includes innovative regenerative bone and tissue healing products on which further research and development has been paused.

Recent Developments

Private Placement

On January 2, 2025, we closed the 2025 Private Placement, whereby we received gross proceeds of $1,851,849 for the sale of 8,065,210 shares of Common Stock and warrants to purchase up to 8,065,210 shares of Common Stock at an exercise price of $0.23 per share.

Elevai Acquisition

On the APA Closing Date, we closed the Elevai Acquisition, whereby we acquired the Purchased Assets and assumed the Assumed Liabilities for a purchase price consisting of: (i) shares of Common Stock having an aggregate Market Value (as defined in the Asset Purchase Agreement (as defined below)) of $1,075,463, of which $100,000 is being withheld by us for 12 months after the APA Closing Date to secure the indemnification obligations of the Seller under the Asset Purchase Agreement, dated as of December 31, 2024 (the “Asset Purchase Agreement”), by and among the Company, a wholly owned subsidiary of the Company formed in connection with the transaction (“Buyer”), Parent and Seller.; (ii) Buyer’s assumption of the Assumed Liabilities; and (iii) $56,525 in cash to be paid within 60 days following the sale by Buyer of certain finished goods inventory (as specified in the Asset Purchase Agreement) included in the Purchased Assets as of the APA Closing Date.

Following the APA Closing Date, we will pay the following additional earnout consideration for the Purchased Assets, if and when payable: (a) for each year ending on the anniversary of the date of the APA Closing Date during the five-year period following the APA Closing Date, an amount, if any, equal to 5% of the Net Sales (calculated as the aggregate gross sales minus (i) trade discounts, credits or allowances offered to customers and (ii) credits or allowances additionally granted upon returns, rejections or recalls) generated during such year from the Seller’s existing products as of the APA Closing Date; and (b) a one-time payment of $500,000 if Buyer achieves $500,000 in net revenue from sales of the Seller’s existing haircare products as of the APA Closing Date on or before the 24-month anniversary of the APA Closing Date. The Elevai ExosomesTM product line had sales of approximately $2,500,000 for the year ended December 31, 2024.

Name Change

On March 6, 2025, we filed an amendment to our Third Amended and Restated Certificate of Incorporation, as amended, with the Delaware Secretary of State to change our name from “Carmell Corporation” to “Longevity Health Holdings, Inc.”

Chief Executive Officer Transition

Effective January 20, 2025, we and Kendra Bracken-Ferguson mutually agreed that Ms. Bracken-Ferguson would no longer serve as our Chief Executive Officer. In connection with Ms. Bracken-Ferguson’s separation from the Company, she and the Company entered into a separation and release of claims agreement, dated January 24, 2025, pursuant to which Ms. Bracken-Ferguson will receive cash payments in the aggregate amount of $150,000 to be paid in equal installments over the subsequent six months. Effective as of January 24, 2025, our Board of Directors appointed Rajiv Shukla, our then-current Executive Chairman, as our Chief Executive Officer.

Nasdaq Delisting Notices

On August 30, 2024, we received a letter from the Department of Nasdaq, notifying us that our MVLS was below the minimum of $35 million required for continued listing on the Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(b)(2). In accordance with Nasdaq Listing Rule 5810(c)(3)(C), Nasdaq provided the Company with 180 calendar days, or until February 26, 2025, to regain compliance with the MVLS Requirement.

On September 30, 2024, we received a letter from the Department notifying us that, based upon the closing bid price of the Common Stock for the 31 consecutive business days from August 15, 2024 to September 27, 2024, we no longer meet the requirement to maintain a minimum bid price of $1 per share, as set forth in Nasdaq Listing Rule 5550(a)(2). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), Nasdaq has provided us with 180 calendar days, or until March 31, 2025, to regain compliance with the Minimum Bid Price Requirement.

On March 4, 2025, the Company received written notice from the Department notifying us that we had failed to regain compliance with the MVLS Requirement by the MVLS Compliance Date and that Nasdaq would delist the Company’s securities from the Nasdaq Capital Market by March 11, 2025. On March 10, 2025, we requested an appeal of Nasdaq’s delisting determination to the Nasdaq Hearings Panel (the “Panel”), which will stay the delisting pending Nasdaq’s decision. We believe that we have a path to regaining compliance with Nasdaq's listing requirements, but no guarantee can be provided that we will be successful in doing so. Additionally, there can be no assurance that the Panel will provide a decision in our favor after the hearing or that we will be able to remain in compliance with the applicable Nasdaq listing requirements on an ongoing basis.

Impact of Macroeconomic Events

Economic uncertainty in various global markets caused by political instability and conflicts, such as the Russia-Ukraine war, the regional conflict in the Middle East (including the Israel-Hamas war), geopolitical tensions between the United States and China, and proposed tariffs and other trade restrictions by the U.S. government and foreign governments have led to market disruptions, including significant volatility in commodity prices, credit and capital market instability, supply chain interruptions, high levels of inflation and fluctuating interest rates. Our business, financial condition, and results of operations could be materially and adversely affected by further negative impacts on the global economy and capital markets resulting from these global economic conditions, particularly if such conditions are prolonged or worsen. Although, to date, our results of operations have not been materially impacted by these global economic and geopolitical conditions, it is impossible to predict the extent to which our operations may be impacted in the short and long term. The extent and duration of these market disruptions are impossible to predict. Any such disruptions may also magnify the impact of other risks described or incorporated by reference in Part I, Item 1A. "Risk Factors" in this Annual Report.

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

Going Concern and Management Plan

The audited consolidated financial statements included elsewhere herein for the year ended December 31, 2024, were prepared under the assumption that we would continue our operations as a going concern, which contemplates the realization of assets and the satisfaction of liabilities during the normal course of business. As of December 31, 2024, we had negative net working capital of $4,921,151, a net loss from continuing operations of $10,650,464, and negative net cash flow from operations of $4,388,948. We have incurred substantial recurring losses from continuing operations, have used, rather than provided, cash from our continuing operations, and are dependent on additional financing to fund future operations. These conditions raise substantial doubt about our ability to continue as a going concern within one year after the date the financial statements are issued. The audited consolidated financial statements included elsewhere herein do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

In the third quarter of 2023 and in the first quarter of 2024, we significantly reduced our future operating expenses by terminating certain executives serving as part-time consultants and full-time employees in non-core areas or overlapping business functions. We also terminated a lease for a redundant facility space in August 2024. These expense reductions resulted in annual savings of approximately $3,000,000 to $4,000,000, which we began to realize in 2024.

Furthermore, we closed the 2025 Private Placement on January 2, 2025, which resulted in gross proceeds to us of $1,851,849, and closed on the Elevai Acquisition on January 16, 2025. The acquired business generated revenue of approximately $2,500,000 in 2024, and we expect to grow this source of revenue in 2025.

We are also exploring out-licensing certain research and development programs to enhance our liquidity.

Comparison of Results of Operations for the Years Ended December 31, 2024 and 2023

The following table sets forth our results of operations for the years ended December 31, 2024 and 2023:

	For the Year Ended December 31,			%
	2024	2023	Change	Change
Gross sales	$90,829	$—	$90,829	100%
Discounts and allowances	(40,511)	—	(40,511)	100%
Net sales	50,318	—	50,318	100%
Cost of sales	6,357	—	6,357	100%
Gross profit	43,961	—	43,961	100%
Operating expenses:
Selling and marketing	189,323	—	189,323	100%
Research and development	1,054,310	2,497,218	(1,442,908)	(58)%
General and administrative	3,715,340	2,622,945	1,092,395	42%
Depreciation and amortization of intangibles	83,486	97,113	(13,627)	(14)%
Restructuring charges	—	726,280	(726,280)	(100)%
Total operating expenses	5,042,459	5,943,556	(901,097)	(15)%
Loss from operations	(4,998,498)	(5,943,556)	945,058	(16)%
Other expenses, net	(5,749,245)	(10,261,696)	4,512,451	(44)%
Loss from continuing operations before income taxes	(10,747,743)	(16,205,252)	5,457,509	(34)%
Income tax benefit	(97,279)	—	(97,279)	100%
Loss from continuing operations	(10,650,464)	(16,205,252)	5,554,788	(34)%
(Loss) income from discontinued operations	(1,152,276)	760,165	(1,912,441)	(252)%
Gain on sale of discontinued operations	1,434,479	—	1,434,479	100%
Net loss	$(10,368,261)	$(15,445,087)	$5,076,826	(33)%

Gross Sales/Gross Profit

Gross sales for the year ended December 31, 2024, was $90,829 from sales of our first five cosmetic skincare products launched in 2024. We have developed an additional seven skincare products that we expect to launch in the first half of 2025. Discounts and allowances related to these sales totaled $40,511 for the year ended December 31, 2024. Our net sales, cost of sales, and gross profit for the year ended December 31, 2024, were $50,318, $6,357, and $43,961, respectively.

Operating Expenses

Selling and marketing expenses totaled $189,323 for the year ended December 31, 2024, which were driven by our marketing efforts related to our first seven cosmetic skincare products launched in 2024.

Research and development expenses decreased by $1,442,908 to $1,054,310 for the year ended December 31, 2024, as compared to the fiscal year 2023. This decrease was partially driven by our strategic realignment that refocused our efforts on cosmetic skincare products with near-term commercial potential, reprioritized further research and development, and ceased clinical studies of product candidates that would take more than a year to commercialize. This decrease was also partially due to the termination of employees in non-core or overlapping business areas in the third quarter of 2023 and the first quarter of 2024 and the termination of a lease for redundant facility space.

General and administrative expenses were $3,715,340 and $2,622,945 for the years ended December 31, 2024 and 2023, respectively. This increase was primarily driven by an increase in insurance costs and salaries and benefits for personnel. In addition, we began to realize savings from the cost reductions discussed above which partially offset the increase in expenses.

Restructuring charges of $726,280 in the year ended December 31, 2023 were related to the post-acquisition integration of AxoBio (as defined in Note 1 to the accompanying consolidated financial statements) following its acquisition in August 2023 and consist primarily of accrued severance from the termination of certain executives serving as part-time consultants and full-time employees in non-core areas or overlapping business functions. See Note 1 to the accompanying consolidated financial statements for additional details regarding the acquisition of AxoBio.

Other Expenses, Net

Other expenses, net, were $5,749,245 for the year ended December 31, 2024, as compared to $10,261,696 for the fiscal year 2023. The decrease in other expenses, net, was primarily driven by an unfavorable change in the fair value of the FPA (as defined in Note 2 to the accompanying consolidated financial statements) of $5,700,451. The year ended December 31, 2023 includes an unfavorable change in the fair value of the FPA of $10,268,130 and interest expense on debt of $853,805. The decreases in the fair value of the FPA were principally related to changes in the price of our Common Stock. These expenses were partially offset by a favorable change in the fair value of derivative liabilities related to the Convertible Notes (as defined in Note 9 to the accompanying consolidated financial statements) of $826,980. See Notes 2 and 9 to the accompanying consolidated financial statements for additional details regarding the FPA and the Convertible Notes, respectively.

Discontinued Operations, Net

We had a loss from discontinued operations of $1,152,276, net of tax, for the year ended December 31, 2024, which reflects the results of the AxoBio business through the closing of the disposition of AxoBio on March 26, 2024. For the year ended December 31, 2024, we had income from discontinued operations, net of tax, of $760,165. There were no sales of AxoBio’s products from October 2023 through the closing date of the AxoBio Disposition (as define in Note 1 to the accompanying consolidated financial statements). The Company recognized a non-cash gain on the sale of AxoBio of $1,434,479 for the year ended December 31, 2024, due principally to the change in the fair value of the stock consideration between the acquisition of AxoBio in August 2023 and the subsequent disposition of AxoBio in March 2024. See Note 1 to the accompanying consolidated financial statements for additional details regarding the disposition of AxoBio.

Liquidity, Capital Resources, and Going Concern

As of December 31, 2024, we had cash of $157,139 and negative working capital of $4,921,151. In addition, we had a net loss from continuing operations of $10,650,464 and negative cash flows from operations of $4,388,948 for the year ended December 31, 2024. Since our inception, we have financed operations principally through our issuances of equity securities and debt financing. In addition to the cost savings from the elimination of non-core areas or overlapping business functions in both the third quarter of 2023 and the first quarter of 2024 and the reduction of expenses resulting from the deposition of AxoBio in March 2024, we have refocused our efforts on cosmetic skincare and haircare products with near-term commercial potential, reprioritized further research and development, and ceased clinical studies of product candidates that would take more than a year to commercialize.

Late in the second quarter of 2024, we began the launch of our cosmetic skincare products based on the Carmell Secretome™. In addition, we completed the Elevai Acquisition on January 16, 2025. The acquired business had revenue of approximately $2,500,000 in 2024. Management anticipates that revenue from the continued commercialization of its cosmetic products and the anticipated cost savings from the restructuring activities detailed above will assist us in extending our cash runway. In addition, we are exploring raising additional capital and the out-licensing of certain research and development programs to enhance our liquidity.

However, the cash available to us may not be sufficient to allow us to operate for the next 12 months due to our current and potential liabilities. We may need to raise additional capital through equity or debt issuances. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations and reducing overhead expenses. We cannot provide any assurance that any new financing will be available on commercially acceptable terms, if at all, or will be completed on a timely basis. These conditions raise substantial doubt about our ability to continue as a going concern.

The accompanying consolidated financial statements have been prepared in conformity with GAAP, which contemplates the continuation of the Company as a going concern, the realization of assets, and the satisfaction of liabilities in the normal course of business. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty, or that may be necessary should we be unable to continue as a going concern.

Debt

As of December 31, 2024, we had outstanding debt totaling $241,158 related to the financing of premiums on our insurance programs. In the first quarter of 2024, the Board elected to repay all of the 2023 Promissory Notes (as defined in Note 9 to the accompanying consolidated financial statements) maturing in 2024 in shares of Common Stock in accordance with the terms of the 2023 Promissory Notes. During the year ended December 31, 2024, all of the 2023 Promissory Notes with an aggregate principal amount of $848,500 were repaid through the issuance of an aggregate of 328,707 shares of Common Stock (see Note 9 to the accompanying consolidated financial statements for additional information). In addition, the Holders (as defined in Note 9 to the accompanying consolidated financial statements) of the Convertible Notes have demanded additional payment of principal and interest on the Convertible Notes and certain payments with respect to the Convertible Note Warrants (as defined in Note 9 to the accompanying consolidated financial statements), as more fully described in Note 11 to the accompanying consolidated financial statements.

Cash Flows

The following table summarizes our cash flows for the years ended December 31, 2024, and 2023:

	Year Ended December 31,
	2024	2023	Change
Net cash used in operating activities	$(4,388,948)	$(8,348,208)	$3,959,260
Net cash used in investing activities	(748,796)	(30,470)	(718,326)
Net cash provided by financing activities	2,382,422	11,162,990	(8,780,568)

Operating Activities

Net cash used in operating activities for the year ended December 31, 2024 decreased by $3,959,260 as compared to the same period of 2023. This decrease was primarily driven by the cost reductions related to our restructuring activities, as discussed above.

Investing Activities

For the year ended December 31, 2024, we paid $748,796 of costs in connection with the disposition of AxoBio.

Financing Activities

Net cash provided by financing activities was $2,382,422 for the year ended December 31, 2024, as compared to $11,162,990 for the year ended December 31, 2023. During the year ended December 31, 2024, we closed the 2024 Private Placement (as defined in Note 13 to the accompanying consolidated financial statements), which provided net proceeds of $2,687,225. Financing activities in 2023 were driven by the proceeds of $30,951,174 from the Business Combination (as defined in Note 1 to the accompanying consolidated financial statements) and $1,859,980 in proceeds from the issuance of debt and warrants, partially offset by the cash transferred in connection with the FPA of $17,535,632. During the year ended December 31, 2023, we repaid $2,649,874 to the Holders of the Convertible Notes upon the closing of the Business Combination.

Contingencies

On November 8, 2023, Puritan filed a complaint captioned Puritan Partners LLC v. Carmell Regen Med Corporation et al., No. 655566/2023 (New York Supreme Court, New York County) naming the Company as defendant. In the complaint, Puritan asserts that we breached our obligations under the Convertible Notes and the Convertible Note Warrants. Puritan also asserts we did not comply with our obligation to provide Puritan with 25,000 freely tradeable shares of Common Stock on a timely basis. Puritan asserts claims for declaratory judgment, breach of contract, conversion, foreclosure of its security interest, replevin, unjust enrichment, and indemnification, and seeks remedies including damages totaling $2,725,000 through November 1, 2023, additional fees and interest thereafter, costs and attorney’s fees, an order of foreclosure on its security interest, and other declaratory relief. The Company carried an accrual for interest payable of $1,175,845 as of December 31, 2024 and 2023, related to the Convertible Notes. In July 2024, the Court dismissed four of the eight claims in the complaint without prejudice. The case is currently in the discovery phase with respect to the remaining claims, which is expected to last through June 2025. We intend to defend ourselves vigorously against this litigation. However, there can be no assurance that this matter will be resolved in our favor, and an adverse outcome could have a material adverse effect on our financial condition.

Contractual Obligations and Commitments

In addition to financing obligations under our debt agreements, our contractual and commercial commitments include expenditures for operating leases and royalty payments. In accordance with the terms of the Yuva License, the Company is obligated to pay minimum royalties (as specified in the agreement) to Yuva based on the completion of a joint clinical trial and earned royalties based on net sales of Elevai products. Also, see Note 11 to the accompanying consolidated financial statements for information on our Amended License Agreement with CMU related to our bone and tissue healing products on which further research and development has been paused.

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

Longevity Health Holdings, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Longevity Health Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Longevity Health Holdings, Inc. (the Company) as of December 31, 2024 and 2023, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2024 and 2023, and the consolidated results of its operations and its cash flows for the years ended December 31, 2024 and 2023, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the consolidated financial statements, the Company has a net loss from operations, negative cash flows from operations, and an accumulated deficit that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 4. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2022.

/s/ Adeptus Partners, LLC

Adeptus Partners, LLC

PCAOB ID: 3686

Ocean, New Jersey

March 31, 2025

Longevity Health Holdings, Inc.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2024	2023
ASSETS
Current assets:
Cash	$157,139	$2,912,461
Inventory	108,705	—
Prepaid expenses	297,462	761,271
Deferred offering costs	86,314	—
Income taxes receivable	301,838	204,559
Accounts receivable	4,096	—
Forward purchase agreement	—	5,700,451
Assets available for sale	—	53,321,372
Total current assets	955,554	62,900,114
Operating lease right of use asset	384,879	831,656
Property and equipment, net of accumulated depreciation of $701,655 and $622,715, respectively	113,906	192,846
Intangible assets, net of accumulated amortization of $51,105 and $46,559, respectively	19,641	24,187
Total assets	$1,473,980	$63,948,803

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$4,058,091	$4,417,234
Accrued interest	1,175,845	1,175,845
Accrued expenses and other liabilities	313,713	1,595,434
Loans payable, net of debt discount	241,158	1,288,598
Operating lease liability	87,898	150,136
Liabilities available for sale	—	29,874,831
Total current liabilities	5,876,705	38,502,078
Long-term liabilities:
Operating lease liability, net of current portion	309,937	697,715
Total liabilities	6,186,642	39,199,793

Commitments and contingencies (see Note 11)

Stockholders’ (deficit) equity:
Series A convertible voting preferred stock, $0.0001 par value; -0- and 4,243 shares authorized, issued and outstanding at December 31, 2024 and December 31, 2023, respectively	—	1
Common stock, $0.0001 par value, 250,000,000 shares authorized, and 20,905,407 and 23,090,585 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively	2,091	2,309
Additional paid-in capital	64,156,909	83,250,101
Accumulated deficit	(68,871,662)	(58,503,401)
Total stockholders’ (deficit) equity	(4,712,662)	24,749,010
Total liabilities and stockholders’ (deficit) equity	$1,473,980	$63,948,803

The accompanying notes are an integral part of these consolidated financial statements.

Longevity Health Holdings, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2024 and 2023

	2024	2023
Gross sales	$90,829	$—
Discounts and allowances	(40,511)	—
Net sales	50,318	—
Cost of sales	6,357	—
Gross profit	43,961	—

Operating expenses:
Selling and marketing	189,323	—
Research and development	1,054,310	2,497,218
General and administrative	3,715,340	2,622,945
Depreciation and amortization of intangible assets	83,486	97,113
Restructuring charges	—	726,280
Total operating expenses	5,042,459	5,943,556
Loss from operations	(4,998,498)	(5,943,556)

Other income (expense):
Other income	44,798	68,772
Interest expense	(29,466)	(853,805)
Amortization of debt discount	(19,549)	(35,513)
Loss on forward purchase agreement	(5,700,451)	(10,268,130)
Loss on lease termination	(44,577)	—
Change in fair value of derivative liabilities	—	826,980
Total other income (expense)	(5,749,245)	(10,261,696)
Loss from continuing operations before income taxes	(10,747,743)	(16,205,252)

Income tax benefit	(97,279)	—

Loss from continuing operations	(10,650,464)	(16,205,252)

(Loss) income from discontinued operations attributable to common shareholders	(1,152,276)	760,165
Gain on sale of discontinued operations attributable to common shareholders	1,434,479	—
Net loss	(10,368,261)	(15,445,087)

Dividends on Legacy Series A, Legacy Series C-1, and Legacy C-2 preferred stock	—	(676,023)
Net loss attributable to common stockholders	$(10,368,261)	$(16,121,110)

Net loss per common share - basic and diluted:
Net loss from continuing operations	$(0.50)	$(1.53)
Discontinued operations, net of tax	0.01	0.07
Net loss per common share	$(0.49)	$(1.46)

Weighted average of common shares outstanding - basic and diluted	21,362,735	11,021,167

The accompanying notes are an integral part of these consolidated financial statements.

Longevity Health Holdings, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the Years Ended December 31, 2024 and 2023

	Series A Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at January 1, 2023	—	$—	896,580	$897	$4,590,855	$(42,382,291)	$(37,790,539)
Accrued Series A preferred stock dividend	—	—	—	—	—	(164,510)	(164,510)
Accrued Series C-1 preferred stock dividend	—	—	—	—	—	(40,551)	(40,551)
Accrued Series C-2 preferred stock dividend	—	—	—	—	—	(470,962)	(470,962)
Exercise of common stock options	—	—	21,158	21	41,052	—	41,073
Warrants issued in connection with notes	—	—	—	—	55,062	—	55,062
Change in par value of Common Stock	—	—	—	(827)	827	—	—
Business Combination with Alpha, net of transaction costs	—	—	18,302,510	1,830	55,992,222	—	55,994,052
Common stock issued to convertible noteholder at the Business Combination	—	—	25,000	3	249,997	—	250,000
Common and Series A Preferred stock issued in conjunction with the AxoBio Acquisition	4,243	1	3,845,337	385	21,652,404	—	21,652,790
Stock-based compensation expense	—	—	—	—	667,682	—	667,682
Net loss	—	—	—	—	—	(15,445,087)	(15,445,087)
Balance at December 31, 2023	4,243	$1	23,090,585	$2,309	$83,250,101	$(58,503,401)	$24,749,010

Balance at January 1, 2024	4,243	$1	23,090,585	$2,309	$83,250,101	$(58,503,401)	$24,749,010
Stock received from AxoBio Disposition	(4,243)	(1)	(3,845,337)	(385)	(23,455,793)	—	(23,456,179)
Common Stock issued	—	—	1,331,452	134	2,687,091	—	2,687,225
Common Stock issued in connection with Notes	—	—	328,707	33	848,467	—	848,500
Stock-based compensation expense	—	—	—	—	827,043	—	827,043
Net loss	—	—	—	—	—	(10,368,261)	(10,368,261)
Balance at December 31, 2024	—	$—	20,905,407	$2,091	$64,156,909	$(68,871,662)	$(4,712,662)

The accompanying notes are an integral part of these consolidated financial statements.

Longevity Health Holdings, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2024 and 2023

	2024	2023
Cash flows from operating activities:
Net loss from continuing operations	$(10,650,464)	$(16,205,252)
(Loss) income from discontinued operations, net of tax	(1,152,276)	760,165
Gain on sale of discontinued operations	1,434,479	—
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of discontinued operations	(1,434,479)	—
Stock-based compensation	827,043	667,682
Depreciation and amortization of intangible assets	83,486	97,113
Amortization of right of use assets	113,774	27,675
Amortization of debt discount	19,549	35,513
Loss on forward purchase agreement	5,700,451	10,268,130
Change in fair value of derivative liabilities	—	(826,980)
Shares issued for interest	—	250,000
Changes in operating assets and liabilities:
Inventory	(108,705)	—
Prepaid expenses	463,809	(659,927)
Income taxes receivable	(97,279)	(204,559)
Accounts receivable	(4,096)	—
Other current assets	—	28,175
Assets available for sale	4,662,980	18,938,353
Accounts payable	(359,143)	(449,873)
Accrued expenses and other liabilities	(1,281,721)	570,221
Lease liability	(117,013)	(257,720)
Accrued interest	—	(109,379)
Income taxes payable	—	(545,441)
Liabilities available for sale	(2,489,343)	(20,732,104)
Net cash used in operating activities	(4,388,948)	(8,348,208)

Cash flows from investing activities
Purchase of property and equipment	—	(30,470)
Cash paid in AxoBio Disposition	(748,796)	—
Net cash used in investing activities	(748,796)	(30,470)

Cash flows from financing activities:
Proceeds from issuance of Common Stock, net of costs	2,687,225	—
Proceeds from issuance of loans	495,692	1,859,980
Payment of loans	(714,181)	(551,833)
Deferred offering costs	(86,314)	—
Gross proceeds from Business Combination	—	30,951,174
Transaction costs paid in connection with the Business Combination	—	(951,898)
Cash transferred in connection with forward purchase agreement	—	(17,535,632)
Proceeds from common stock option exercises	—	41,073
Payment of convertible notes	—	(2,649,874)
Net cash provided by financing activities	2,382,422	11,162,990

Net (decrease) increase in cash	(2,755,322)	2,784,312
Cash - beginning of the period	2,912,461	128,149
Cash - end of the period	$157,139	$2,912,461

The accompanying notes are an integral part of these consolidated financial statements.

Longevity Health Holdings, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

For the Years Ended December 31, 2024 and 2023

	2024	2023
Supplemental cash flow information:
Interest paid	$29,466	$283,526
Income taxes paid	—	750,000

Non-cash financing activity:
Fair value of shares received in AxoBio Disposition	$23,456,179	$—
Common Stock issued in connection with conversion of Notes	848,500	—
Decrease in right of use asset and lease liabilities related to termination of lease	333,003	—
Net assets acquired in AxoBio Acquisition	—	43,135,082
Earnout liability and deferred consideration payable incurred in AxoBio Acquisition	—	21,482,292
Issuance of Series A preferred stock and common stock in AxoBio Acquisition	—	21,652,790
Accrued Legacy Series A preferred stock dividends	—	164,510
Accrued Legacy Series C-1 preferred stock dividends	—	40,551
Accrued Legacy Series C-2 preferred stock dividends	—	470,962
Debt discount recorded in connection with loans payable	—	55,062
Conversion of common stock and preferred stock in connection with the Business Combination	—	32,092,096

The accompanying notes are an integral part of these consolidated financial statements.

Longevity Health Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF THE ORGANIZATION AND BUSINESS

Unless the context requires otherwise, references to the “Company” prior to the closing of the Business Combination (as defined below) are intended to refer to Carmell Regen Med Corporation (formerly Carmell Therapeutics Corporation), a Delaware corporation, (“Legacy Carmell”) and, after the closing of the Business Combination, are intended to refer to Longevity Health Holdings, Inc. (formerly Carmell Corporation), a Delaware corporation, and its consolidated subsidiaries.

The Company is a bio-aesthetics company focused on developing, manufacturing, and marketing cosmetic skincare and haircare products. The Company’s product pipeline also includes innovative bone and tissue healing products on which further research and development has been paused. The Company’s operations are headquartered in Pittsburgh, Pennsylvania. The Company operates as a single segment, and all of its operations are located in the United States.

Business Combination

On July 14, 2023 (the “Closing Date”), the Company consummated a business combination (the “Business Combination”) pursuant to the terms of the Business Combination Agreement, dated as of January 4, 2023 (the “Business Combination Agreement”), by and among Alpha Healthcare Acquisition Corp. III, a Delaware corporation and the predecessor of the Company (“Alpha”), Candy Merger Sub, Inc., a Delaware corporation (“Merger Sub”) and Legacy Carmell, pursuant to which Merger Sub merged with and into Legacy Carmell, with Legacy Carmell as the surviving company of the Business Combination. After giving effect to the Business Combination, Legacy Carmell became a wholly-owned subsidiary of the Company.

Pursuant to the Business Combination Agreement, at the effective time of the Business Combination (the “Effective Time”), (i) each outstanding share of common stock of Legacy Carmell (the “Legacy Carmell Common Stock”) was converted into the right to receive a number of shares of the Company's common stock, par value $0.0001 per share (the “Common Stock”) equal to the applicable Exchange Ratio (as defined below); (ii) each outstanding share of preferred stock of Legacy Carmell was converted into the right to receive the aggregate number of shares of Common Stock that would be issued upon conversion of the underlying Legacy Carmell Common Stock, multiplied by the applicable Exchange Ratio; (iii) each outstanding option and warrant to purchase Legacy Carmell Common Stock was converted into an option or warrant, as applicable, to purchase a number of shares of Common Stock equal to the number of shares of Legacy Carmell Common Stock subject to such option or warrant multiplied by the applicable Exchange Ratio; and (iv) each outstanding share of Alpha Class A common stock, par value $0.0001 per share (“Class A Common Stock”) and each share of Alpha Class B common stock, par value $0.0001 per share (“Class B Common Stock”) was converted into one share of Common Stock. As of the Closing Date, the Exchange Ratio with respect to Legacy Carmell Common Stock was 0.06154 and the Exchange Ratio with respect to each other outstanding derivative equity security of Legacy Carmell was between 0.06684 and 0.10070.

On July 11, 2023, the record date for the special meeting of Alpha’s stockholders to approve the Business Combination (the “Special Meeting”), there were (i) 15,444,103 shares of Class A Common Stock issued and outstanding and (ii) 3,861,026 shares of Class B Common Stock issued and outstanding. Prior to the Special Meeting, holders of 12,586,223 shares of Alpha Class A Common Stock exercised their right to redeem such shares for cash at a price of approximately $10.28 per share (net of withholding for federal and franchise tax liabilities). The per share redemption price was paid out of Alpha’s trust account, which, after taking into account the redemptions, but before any transaction expense, had a balance of $29,376,282 at the Closing Date.

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

Axolotl Biologix Acquisition

On August 9, 2023 (“Merger Closing Date”), the Company completed the acquisition of Axolotl Biologix, Inc. (“AxoBio”) pursuant to an Agreement and Plan of Merger, dated July 26, 2023 (the “AxoBio Acquisition”). On the Merger Closing Date, each issued and outstanding share of AxoBio’s common stock was canceled and converted into the right to receive a pro rata share of:

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

Axolotl Biologix Disposition

On March 20, 2024, the Company entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”) with the former stockholders of AxoBio (the “Buyers”), providing for the sale by the Company of all of its equity interests in AxoBio to the Buyers (the “AxoBio Disposition”). The consideration for the AxoBio Disposition consisted of (i) the Closing Share Consideration, initially issued as consideration to the Buyers, (ii) cancellation of the notes payable by the Company to the Buyers in an aggregate principal amount of $8,000,000 as the Closing Cash Consideration and (iii) termination of the Company’s obligations with respect to the Earnout. The AxoBio Disposition closed on March 26, 2024 (see Note 16).

Risks and Uncertainties

Disruption of global financial markets and a recession or market correction, including the ongoing military conflicts between Russia-Ukraine war and the related sanctions imposed against Russia, the Israel-Hamas war, geopolitical tensions between the United States and China, proposed tariffs and other trade restrictions by the U.S. government and foreign governments and other global macroeconomic factors such as inflation and high interest rates, could reduce the Company’s ability to access capital, which could in the future negatively affect the Company’s liquidity and could materially affect the Company’s business and the value of its Common Stock.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. If the underlying estimates and assumptions upon which the consolidated financial statements are based change in the future, actual amounts may differ from those included in the accompanying consolidated financial statements.

AxoBio Acquisition

The Company allocated the fair value of the purchase consideration of the AxoBio Acquisition to the tangible assets, liabilities, and intangible assets acquired based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. Acquisition-related expenses are expensed as incurred and included in general and administrative expenses.

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

Discontinued Operations

On March 26, 2024, the Company completed the AxoBio Disposition as described in Note 1 above. In accordance with Financial Accounting Standards Board (the "FASB") Accounting Standards Codification (“ASC”) 205, Presentation of Financial Statements, Discontinued Operations, Other Presentation Matters (“ASC 205”), the assets and liabilities of AxoBio are classified as available for sale on the accompanying consolidated balance sheets, and the results of its operations are reported as discontinued operations in the accompanying consolidated statements of operations.

Segment Reporting

ASC Topic No. 280, Segment Reporting (“ASC 280”), establishes standards for the way that public business enterprises report information about operating segments in their annual consolidated financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. ASC 280 also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company’s business segments are based on the organization structure used by the chief operating decision maker for making operating and investment decisions and for assessing performance. Our chief executive officer, who is our chief operating decision maker, views the Company’s operations and manages its business in one operating segment, which is principally the business of development and commercialization of bio-aesthetic products.

Cash and Cash Equivalents

Cash includes cash on hand and demand deposit accounts, and cash equivalents include highly liquid instruments with maturities of three months or less. Cash and cash equivalents are held by financial institutions and are federally insured up to certain limits. At times, the Company’s cash and cash equivalents balance exceeds the federally insured limits, which potentially subject the Company to concentrations of credit risk. For the years ended December 31, 2024 and 2023, the Company has experienced no losses related to its cash and cash equivalents that exceed federally insured deposit limits, and as of December 31, 2024, the Company had no cash balances in excess of such limits. As of December 31, 2024 and 2023, the Company had cash equivalents of $25,374 and $30,000, respectively. Cash equivalents as of December 31, 2023 are classified as a component of assets available for sale in the accompanying consolidated balance sheets.

Inventory

The Company’s inventory consists of raw materials, work-in-process, and finished goods and is stated at the lower of cost or net realizable value. Cost is calculated by applying the average cost method. The Company regularly reviews inventory quantities on hand and writes down to its net realizable value any inventory that it believes to be impaired. Management considers forecast demand in relation to the inventory on hand, the competitiveness of product offerings, market conditions, and product life cycles when determining excess and obsolescence and net realizable value adjustments. The Company had no reserve for obsolescence as of December 31, 2024 and 2023.

At the Merger Closing Date, AxoBio’s inventory was adjusted to fair value less selling costs, as specified by ASC 805, Business Combinations. In conjunction with the Company’s 2023 year-end evaluation for impairment, it was determined that AxoBio’s inventory was impaired based (i) no sales of products since October 2023 and (ii) no future sales of these products were expected. Accordingly, the AxoBio inventory was written down to historical cost, which approximated its realizable value. This loss of $4,754,357 is included as a component of discontinued operations in the accompanying consolidated statements of operations. All of the Company’s inventory at December 31, 2023 was related to AxoBio and is classified as a component of assets available for sale in the accompanying consolidated balance sheets.

Deferred Offering Costs

The Company complies with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A, Expenses of Offering. ASC 340-10-S99-1 states that specific incremental costs directly attributable to a proposed or actual offering of equity securities incurred prior to the effective date of the offering may be deferred and charged against the gross proceeds of the offering when the offering occurs. As of December 31, 2024, the Company capitalized deferred offering costs of $86,314 related to the 2025 Private Placement as detailed in Note 17.

Accounts Receivable

Accounts receivable are recorded at the original invoice amount. Receivables are considered past due based on the contractual payment terms. The Company reserves a percentage of its trade receivable balance based on collection history and current economic trends that it expects will impact the level of credit losses over the life of the Company’s receivables. These reserves are re-evaluated on a regular basis and adjusted as needed. Once a receivable is deemed to be uncollectible, such balance is charged against the reserve. The Company had no reserve related to the potential likelihood of not collecting its receivables as of December 31, 2024 and 2023. As of December 31, 2023, all of the Company’s trade receivables were related to AxoBio and are classified as a component of assets available for sale in the accompanying consolidated balance sheets.

Forward Purchase Agreement

On July 9, 2023, Alpha and each of Meteora Special Opportunity Fund I, LP (“MSOF”), Meteora Capital Partners, LP (“MCP”), and Meteora Select Trading Opportunities Master, LP (“MSTO”) (with MCP, MSOF, and MSTO collectively as the “Sellers” or “Meteora”) entered into a forward purchase agreement (the “FPA”) providing for an over-the-counter prepaid equity forward transaction relating to the Common Stock. Pursuant to the terms of the FPA, at the closing of the Business Combination, the Sellers purchased directly from the stockholders of Alpha 1,705,959 shares of Class A Common Stock (the “Recycled Shares”) at a price of $10.28 per share (the “Initial Price”), which is the price equal to the redemption price at which holders of Class A Common Stock were permitted to redeem their shares in connection with the Business Combination.

In accordance with the terms of the FPA, at the Closing Date, the Company paid to the Sellers an aggregate cash amount of $17,535,632, which was equal to the product of (a) the Recycled Shares and (b) the Initial Price. The settlement date was to be the earliest to occur of (a) the first anniversary of the Closing Date and (b) after the occurrence of (i) a Delisting Event (as defined in the FPA) or (ii) a Registration Failure (as defined in the FPA), upon the date specified by Meteora in a written notice delivered to the Company at Meteora’s discretion. Any Recycled Shares not sold in accordance with the early termination provisions described below would have incurred a $0.50 per share termination fee payable by the Company to Meteora at settlement. The FPA was recorded at fair value, with changes in fair value recognized in the consolidated statements of operations.

In August 2024, the Company and Meteora amended the settlement method provision of the FPA from physical settlement to cash settlement (the FPA as amended, the “2024 FPA” and the amendment to the FPA, the “FPA Amendment”). At the end of the Valuation Period (as defined in the 2024 FPA), a cash amount payable to the Company would equal the number of unsold Recycled Shares multiplied by the volume-weighted daily volume-weighted price over the Valuation Period a settlement adjustment equal to the number of unsold recycled shares multiplied by $0.75. If the net settlement amount was negative, no amounts were due to or from the Company. Due to the nature of the changes in the terms of the FPA, the FPA Amendment was deemed to be a new contract. As such, the Company recognized a loss of $254,664 on the termination of the FPA in 2024, which is included in loss on forward purchase agreement in the consolidated statements of operations. No Recycled Shares were sold pursuant to the 2024 FPA, and the Valuation Period terminated in October 2024 with no amounts due to or from the Company.

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

All of the Company’s goodwill as of December 31, 2024 was related to the AxoBio Acquisition and is classified as a component of assets available for sale in the accompanying consolidated balance sheets. The following table presents information related to goodwill for the year ended December 31, 2024.

Balance, beginning of year	$19,188,278
AxoBio Disposition	(19,188,278)
Balance, end of year	$—

Finite-lived intangible assets are carried at cost and amortized based on an economic benefit period, which is seven to twenty years. The Company evaluates finite-lived intangible assets for impairment by assessing the recoverability of these assets whenever adverse events or changes in circumstances or business climate indicate that expected undiscounted future cash flows related to such intangible assets may not be sufficient to support the net book value of such assets. An impairment charge is recognized in the period of identification to the extent the carrying amount of an asset exceeds the fair value of such asset. Costs billed to the Company as reimbursement for third parties’ patent submissions are considered license fees and expensed as incurred. Intangible assets related to AxoBio are classified as a component of assets available for sale in the accompanying consolidated balance sheets.

Finite-lived intangible assets are amortized using the straight-line method using the following useful lives:

•
Customer contracts – 20 years
•
Trade name – 7 years
•
Intellectual property – 7 years
•
Patents – 16 years

Significant judgments required in assessing the impairment of goodwill and intangible assets include the assumption the Company only has a single reporting unit, identifying whether events or changes in circumstances require an impairment assessment, estimating future cash flows, determining appropriate discount and growth rates, and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value as to whether an impairment exists and, if so, the amount of that impairment. The Company has not recognized any goodwill or intangible asset impairment in the years ended December 31, 2024 and 2023.

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

Earnout Liability

In connection with the AxoBio Acquisition, the former stockholders of AxoBio were entitled to receive the Earnout, consisting of performance-based earnouts of up to $9,000,000 in cash and up to $66,000,000 in shares of Common Stock, based on the achievement of certain revenue targets and research and development milestones. In accordance with ASC 805, Business Combinations (“ASC 805”), the Earnout included in the purchase price of AxoBio at the Merger Closing Date and subsequently remeasured at each reporting date with changes in fair value recorded as a component of other (expense) income in the consolidated statements of operations. As of December 31, 2023, the Company determined that the performance-based targets would not be met and that the Earnout would not be payable. The Company recognized other income of $13,482,292 in 2023 related to the change in the fair value of the earnout liability, which is included as a component of discontinued operations in the accompanying consolidated statements of operations.

Revenue Recognition

The Company accounts for revenue in accordance with ASC 606, Revenue from Contracts with Customers (“ASC 606”), using the modified retrospective adoption method. Under ASC 606, revenues are recognized when control of the promised goods or services is transferred to the customer in an amount that reflects the consideration the Company expects to be entitled to in exchange for transferring those goods or services. Revenue is recognized based on the following five-step model:

•
Identification of the contract with a customer
•
Identification of the performance obligations in the contract
•
Determination of the transaction price
•
Allocation of the transaction price to the performance obligations in the contract
•
Recognition of revenue when, or as, the Company satisfies a performance obligation

The Company primarily sells its products to customers within the United States. Revenues from these product sales are recognized when the customer obtains control of the product, which occurs at a point in time, typically upon shipment or, in the case of AxoBio’s products, on delivery to the customer’s warehouse or designated location, at a standard transaction price for the specific product sold. All of the Company’s revenue in 2023 was attributable to AxoBio and is reported as a component of discontinued operations in the accompanying consolidated statements of operations.

The Company has elected to apply the significant financing practical expedient, as allowed under ASC 606. As a result, the Company does not adjust the promised amount of consideration in a customer contract for the effects of a significant financing component when the period of time between when the Company transfers a promised good or service to a customer and when the customer pays for the good or service will be one year or less. The Company has standard payment terms that generally require payment within approximately 30-120 days. The Company had no material contract assets, contract liabilities, or deferred contract costs recorded as of December 31, 2024 and 2023. The Company expenses costs to obtain a contract as incurred when the amortization period is less than one year.

For the year ended December 31, 2023, all of the Company’s revenue was attributable to AxoBio and is included as a component of discontinued operations in the accompanying consolidated statements of operations. AxoBio sold its products principally to a specialty distributor. AxoBio entered into service arrangements with this customer to provide distinct services due to AxoBio's limited workforce. Such services include distribution, credit risk, and marketing and sales services. The Company has assessed the consideration payable to this customer as it relates to these service arrangements in accordance with ASC 606 and has concluded that the services being provided by this customer are distinct, with the exception of the credit risk service fee, which was deemed to be a price concession. For those services that are deemed to be distinct, the Company has separately determined that the transaction price for the distribution and marketing services being provided by this customer are at fair value. As such, in accordance with ASC 606, the distribution and marketing services are accounted for consistent with other services provided by the Company’s vendors and have not been recorded as an offset to the Company’s revenues. The credit risk service fee is accounted for as consideration payable and recorded as a reduction of the transaction price. The credit risk fee totaled approximately $440,784 from the date of the AxoBio Acquisition through December 31, 2023.

Cost of Sales

Cost of sales is comprised of all costs to manufacture or purchase our products, third-party logistics and distribution costs, including packaging, freight, transportation, shipping and handling costs, and inventory adjustments due to expiring products, if any. All of the Company’s 2023 cost of revenues was attributable to AxoBio and is reported as a component of discontinued operations in the accompanying consolidated statements of operations.

Selling and Marketing Expenses

Selling and marketing expenses are recognized as incurred and consist primarily of advertising costs, commissions, and freight expenses, and the distribution and marketing costs described in the revenue recognition policies above. For the year ended December 31, 2024, sales and marketing expenses totaled $189,323. For the year ended December 31, 2023, sales and marketing expenses of $6,829,520 were solely related to AxoBio and are reported as a component of discontinued operations in the accompanying consolidated statements of operations.

Research and Development Expenses

Research and development expenses are expensed as incurred and consist principally of internal and external costs, including personnel costs, laboratory supplies and consumables, and external testing services.

Restructuring Charges

In the second half of 2023, the Company refocused its research and development efforts on cosmetic skincare products that have near-term commercial potential, reprioritized further research and development, and ceased clinical studies of product candidates that will take more than a year to commercialize. Restructuring charges related to this strategic realignment of the Company’s operations consist of severance from the termination of employees in non-core areas or overlapping business functions. As of December 31, 2023, $452,579 of such severance was unpaid (see Note 8).

Income Taxes

The Company accounts for income taxes in accordance with ASC 740, Income Taxes (“ASC 740”). Under ASC 740, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2024 and 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position.

Net Loss Per Share

The Company computes net loss per share in accordance with ASC 260, Earnings per Share. The Company computes basic loss per share by dividing the loss attributable to holders of Common Stock for the period by the weighted average number of shares of Common Stock outstanding during the period. The Company’s warrants, options, preferred stock, and convertible notes could potentially be exercised or converted into Common Stock and then share in the earnings of the Company. However, these convertible instruments, warrants, and options were excluded when calculating diluted loss per share because such inclusion would be anti-dilutive for the periods presented. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

Potentially dilutive securities, which are not included in diluted weighted average shares outstanding for the periods ended December 31, 2024 and 2023, consist of the following (in common stock equivalents):

	December 31,
	2024	2023
Common Stock options	4,414,081	1,689,765
Common Stock warrants	4,640,929	4,638,454
Series A Preferred Stock (if converted)	—	4,243,000
Total Common Stock equivalents	9,055,010	10,571,219

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

Under Accounting Standards Update (“ASU”) 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Non-Employee Share-Based Payment Accounting, the Company accounts for stock options issued to non-employees for their services in accordance with ASC 718. The Company uses valuation methods and assumptions to value the stock options that are in line with the process for valuing employee stock options noted above.

Leases

The Company accounts for leases in accordance with ASC 842, Leases (“ASC 842”). The Company determines if an arrangement contains a lease at inception as defined by ASC 842. To meet the definition of a lease under ASC 842, the contractual arrangement must convey to the Company the right to control the use of an identifiable asset for a period of time in exchange for consideration. Right of Use (“ROU”) assets represent the right to use an underlying asset for the lease term, and lease liabilities represent the obligation to make lease payments arising from the lease. ROU assets and liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term. Lease expense is recognized on a straight-line basis over the lease term.

Concentrations

As of and for the year ended December 31, 2023, one customer accounted for 100% of AxoBio’s accounts receivable and revenues. AxoBio’s human amnion allograft product made up 100% of revenue for the year ended December 31, 2023. For the year ended December 31, 2023, 100% of AxoBio’s human amnion allograft product was purchased from Pinnacle Transplant Technologies, LLC.

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

The carrying value of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, deferred consideration payable, related party loans payable approximate fair value because of the short-term maturity of such instruments. Under the fair value hierarchy, cash and cash equivalents are classified as Level 1. Other financial assets and liabilities as of December 31, 2024 and 2023 are categorized based on a hierarchy of inputs as follows:

	December 31, 2024		December 31, 2023		Fair Value
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Input Hierarchy
Money market accounts	$25,374	$25,374	$30,000	$30,000	Level 1
Forward purchase agreement	—	—	5,700,451	5,700,451	Level 3
SBA Loan	—	—	1,505,070	1,498,000	Level 2

Changes in the fair value of Level 3 financial assets and liabilities for the year ended December 31, 2024 are as follows:

Forward Purchase Agreement:
Balance, beginning of year	$5,700,451
Change in fair value	(5,445,787)
Loss on modification of agreement	(254,664)
Balance, end of period	$—

The FPA was accounted for at fair value as a financial instrument in the scope of ASC 480, Distinguishing Liabilities from Equity, and resulted in an asset at the Closing Date. The fair value of the Company’s position under the FPA was calculated using the Call/Put Option Pricing Model. The assumptions incorporated into the valuation model as of the Closing Date of the Business Combination included the termination fee of $0.50 per share, the debt rate of 14.35%, and the term of one year. As of December 31, 2023, the assumptions incorporated into the valuation model included the share price of $3.81, the termination fee of $0.50 per share, the debt rate of 12.95%, and the term of 0.54 years. As of the effective date of the FPA Amendment, the assumptions incorporated into the valuation model for the FPA included the share price of $1.10, the termination fee of $0.50 per share, and the debt rate of 14.7%. On the effective date of the FPA Amendment, the 2024 FPA was valued using a Monte Carlo model. The assumptions incorporated in this model included the share price of $1.10, the expected term of 4.06 years, the volatility factor of 85.9%, and the debt rate of 7.33%.

Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 requires measurement and recognition of expected credit losses for financial assets. In April 2019, the FASB issued clarification to ASU 2016-13 within ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. The Company adopted this standard on January 1, 2023, which had no material impact on the Company’s consolidated financial statements

In August 2020, the FASB issued ASU No. 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, (“ASU 2020-06”). ASU 2020-06 reduces the number of accounting models for convertible debt instruments and convertible preferred stock, resulting in fewer instruments with embedded conversion features being separately recognized from the host contract compared to prior standards. Those instruments that do not have a separately recognized embedded conversion feature will no longer recognize a debt issuance discount related to such a conversion feature and will recognize less interest expense on a periodic basis. Additionally, the ASU amends the calculation of the share dilution impact related to a conversion feature and eliminates the treasury method as an option. The Company adopted ASU 2020-06 as of January 1, 2024, which had no material impact on the Company’s consolidated financial statements.

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures ("ASU 2023-07"), which requires an enhanced disclosure of segments on an annual and interim basis, including the title of the chief operating decision maker, significant segment expenses, and the composition of other segment items for each segment's reported profit. The Company adopted ASU 2023-07 as of January 1, 2024, which had no material impact on the Company’s consolidated financial statements.

NOTE 3 – BUSINESS COMBINATIONS

AxoBio Acquisition

The AxoBio Acquisition is reflected in the consolidated financial statements under the acquisition method of accounting in accordance with ASC 805, with the Company treated as the accounting and legal acquirer in the AxoBio Acquisition. It was determined that AxoBio was a variable interest entity, as AxoBio’s total equity at risk was not sufficient to permit AxoBio to finance its activities without additional subordinated financial support, with the Company being the primary beneficiary. In accordance with ASC 805, the Company recorded AxoBio’s assets and liabilities at fair value. For purposes of estimating the fair value, where applicable, of the assets acquired and liabilities assumed as reflected in the consolidated financial statements, the Company has applied the guidance in ASC 820, Fair Value Measurements and Disclosures (“ASC 820”), which establishes a framework for measuring fair value in acquisitions. In accordance with ASC 820, fair value is an exit price and is defined as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” Under ASC 805, acquisition-related transaction costs are not included as components of consideration transferred but are accounted for as expenses in the period in which the costs are incurred. The fair value of the purchase consideration transferred in the AxoBio Acquisition was as follows:

Common Stock - 3,845,337 shares	$11,270,683
Series A Convertible Voting Preferred Stock - 4,243 shares	10,382,107
Earnout	13,482,292
Deferred Consideration	8,000,000
Total estimated value of consideration transferred	$43,135,082

The fair value of the Series A Preferred Stock was estimated at $2,447 per share, using the put option model, based on the market value of the Common Stock at the Merger Closing Date, conversion rate, projected conversion term, and estimated discount for lack of marketability. Deferred consideration is related to the Closing Cash Consideration of $8,000,000, which was payable upon delivery of the AxoBio 2022 audited financial statements. The 2022 audited financial statements were delivered in October 2023, and, as such, the Closing Cash Consideration was payable at December 31, 2023.

In connection with the AxoBio Acquisition, the former stockholders of AxoBio were entitled to receive payment of the Earnout consisting of up to $9,000,000 in cash and up to $66,000,000 in shares of Common Stock, subject to the achievement of certain revenue targets and research and development milestones. In accordance with ASC 815-40, as the Earnout was not indexed to the Common Stock, it was accounted for as a liability at the Merger Closing Date and was subsequently remeasured at each reporting date with changes in fair value recorded as a component of discontinued operations in the consolidated statements of operations.

The fair value of the Earnout was estimated as of the Merger Closing Date using (1) the probabilities of success and estimated dates of milestone achievements in relation to the research and development milestones and (2) probability-adjusted revenue scenarios in relation to the revenue targets.

The Earnout liability is categorized as a Level 3 fair value measurement (see Fair Value Measurements accounting policy described in Note 2) because the Company estimated projections utilizing unobservable inputs. Contingent earnout payments involve certain assumptions requiring significant judgment, and actual results can differ from assumed and estimated amounts.

The total purchase consideration transferred in the AxoBio Acquisition has been allocated to the net assets acquired and liabilities assumed based on their fair values at the acquisition date. The transaction costs related to this acquisition of approximately $1,300,000 were expensed and included in the transaction-related expenses on the consolidated statements of operations.

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

The acquired SBA Loan (as described in Note 9) was adjusted down to its fair value by $502,000 due to its more favorable than the market interest rate. This fair value step-down is amortized over the term of the loan payable as a credit to the interest expense.

The intangible assets include trade names, customer contracts, and intellectual property. The intangible assets were valued using a discounted cash flow model. The estimated fair value of the customer contracts as of the acquisition date was determined based on the projected future profits from the contracts, discounted to present value, and the likelihood of contract renewals at the end of each contract term. The estimated fair value of the intellectual property as of the acquisition date was determined based on the estimated license royalty rates, the present value of future cash flows from the intellectual property, and the expected useful life of 7 years. The estimated fair value of the trade name was determined based on the estimated royalty rates for the use of the trade name, the projected revenues attributable to the trade name discounted to present value, and the expected useful life of 7 years. The goodwill and other intangible assets associated with the AxoBio Acquisition are not deductible for U.S. tax purposes.

The Company determined that the AxoBio Acquisition was deemed significant to the Company in accordance with Rule 3-05 of Regulation S-X. As required by ASC 805, Business Combinations, the following unaudited pro forma statements of operations for the year ended December 31, 2023 give effect to the AxoBio Acquisition as if it had been completed on January 1, 2023. The unaudited pro forma financial information below is presented for illustrative purposes only and is not necessarily indicative of what the operating results actually would have been during the periods presented had the AxoBio Acquisition been completed during the periods presented. In addition, the unaudited pro forma financial information does not purport to project future operating results. The pro forma statements of operations do not fully reflect: (i) any anticipated synergies (or costs to achieve synergies) or (ii) the impact of non-recurring items directly related to the acquisition of AxoBio.

For the year ended December 31, 2023
Revenue included in discontinued operations in the consolidated statements of operations	$4,456,816
Add: AxoBio revenue not reflected in the consolidated statements of operations	26,020,319
Unaudited pro forma revenue	$30,477,135

Net loss from consolidated statements of operations	$(15,445,087)
Add: AxoBio net income not reflected in the consolidated statements of
operations, less pro forma adjustments described below (1)	950,126
Unaudited pro forma net income (loss)	$(14,494,961)
(1)
An adjustment to reflect additional amortization of $1,700,000 for the period from January 1, 2023 through the Merger Closing Date that would have been charged assuming the fair value adjustments to intangible assets had been applied on January 1, 2023.

NOTE 4 – GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

The Company had negative net working capital of $4,921,151 as of December 31, 2024 and positive working capital of $951,495 as of December 31, 2023, excluding assets and liabilities available for sale. The Company’s liquidity needs up to December 31, 2024 have been satisfied through debt and equity financing.

The Company had a net loss from continuing operations of $10,650,464 and $16,205,252 for the years ended December 31, 2024 and 2023, respectively. The Company had negative cash flows from operations of $4,388,948 and $8,348,208 for the years ended December 31, 2024 and 2023, respectively, and an accumulated deficit of $68,871,662 and $58,503,401 as of December 31, 2024 and 2023, respectively.

Due to its current and other potential liabilities, the cash available to the Company may not be sufficient to allow the Company to operate for at least 12 months from the date these financial statements are available for issuance. The Company may need to raise additional capital through equity or debt issuances. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations and reducing payroll expenses. The Company cannot provide any assurance that any new financing will be available to it on commercially acceptable terms, if at all.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

As more fully described in Note 17, the Company closed an offering of Common Stock and Common Stock warrants on January 2, 2025, resulting in gross proceeds to the Company of $1,851,849. The Common Stock warrants, if exercised for cash, will result in up to $1,851,849 in additional gross proceeds to the Company. In addition, the Company closed on the acquisition of the operating assets of Elevai Skincare on January 16, 2025, as more fully described in Note 17. Elevai Skincare’s skincare and haircare products generated revenue of approximately $2,500,000 in 2024.

In addition, the Company has refocused its research and development efforts on cosmetic skincare products that have near-term commercial potential, reprioritized research and development, and ceased clinical studies of product candidates that will take more than a year to commercialize. The Company is also exploring the out-licensing of certain research and development programs to enhance its liquidity. In the third quarter of 2023 and the first quarter of 2024, the Company significantly reduced its operating expenses going forward by terminating certain executives serving as part-time consultants and full-time employees in non-core areas or overlapping business functions. In addition, the company terminated a lease on redundant facility space in August 2024.

NOTE 5 – INVENTORY

Inventory as of December 31, 2024 was comprised of the following:

Raw materials	$86,390
Work-in-process	19,229
Finished goods	3,086
Total	$108,705

All of the Company's inventory as of December 31, 2023, totaling $3,038,179, was related to AxoBio and is classified as a component of assets available for sale in the accompanying consolidated balance sheets.

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment included in continuing operations consist of the following:

	December 31, 2024	December 31, 2023
	Continuing Operations	Continuing Operations	Discontinued Operations
Lab equipment	$696,648	$696,648	$216,210
Leasehold improvements	115,333	115,333	—
Furniture and fixtures	3,580	3,580	30,057
	815,561	815,561	246,267
Less: accumulated depreciation	(701,655)	(622,715)	(182,883)
Property and equipment, net	$113,906	$192,846	$63,384

Depreciation expense included in continuing operations was $78,940 and $92,598 for the years ended December 31, 2024 and 2023, respectively. Depreciation expense included in discontinued operations was $10,828 and $18,462 in 2024 and 2023, respectively.

NOTE 7 – GOODWILL AND INTANGIBLE ASSETS

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

The Company’s intangible assets primarily relate to the AxoBio Acquisition (see Note 3). Intangible assets acquired in connection with the AxoBio Acquisition were initially recorded at their estimated fair value as of the acquisition date. Intangible assets that have finite lives are amortized over their economic useful life. Amortization of intangibles related to AxoBio is included as a component of discontinued operations in the accompanying consolidated statements of operations.

Additionally, the Company capitalizes legal costs directly associated with the submission of Company patent applications. Gross patent costs of $70,746 as of December 31, 2024 and 2023 are amortized on a straight-line basis over the patent term.

Intangible assets and the related accumulated amortization consist of the following at December 31, 2024:

	Amortization Period	Gross Carrying Value	Accumulated Amortization	Net Book Value
Continuing operations:
Patents	16 years	$70,746	$51,105	$19,641

Intangible assets and the related accumulated amortization consist of the following at December 31, 2023:

	Amortization Period	Gross Carrying Value	Accumulated Amortization	Net Book Value
Continuing operations:
Patents	16 years	$70,746	$46,559	$24,187

Discontinued operations:
Customer contracts	20 years	$12,170,000	$337,313	$11,832,687
Trade name	7 years	2,220,000	132,143	2,087,857
Intellectual property	7 years	8,870,000	527,976	8,342,024
		$23,260,000	$997,432	$22,262,568

Amortization expense included in loss from continuing operation in the accompanying consolidated statements of operations was approximately $4,546 and $4,515 for the years ended December 31, 2024 and 2023, respectively. Amortization expense included in income from discontinued operation in the accompanying consolidated statements of operations was $625,621 and $997,432 for the years ended December 31, 2024 and 2023, respectively.

Amortization expense related to the Company’s intangible assets for future years is as follows:

2025	$4,546
2026	4,546
2027	4,021
2028	2,448
2029	2,448
Thereafter	1,632
$19,641

NOTE 8 – ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following amounts:

	December 31, 2024	December 31, 2023
	Continuing Operations	Continuing Operations	Discontinued Operations
Accrued severance	$—	$452,579	$—
Accrued compensation	—	790,332	—
Accrued stock-based compensation	—	48,698	—
Other accrued expenses	313,713	303,825	468,652
Accrued expenses and other liabilities	$313,713	$1,595,434	$468,652

Accrued compensation as of December 31, 2023 was a non-interest-bearing liability for unpaid employee payroll, including compensation earned during the years 2019 to 2023.

NOTE 9 – DEBT

U.S. Small Business Administration (SBA) Loan

As of the Merger Closing Date, AxoBio had an outstanding loan with the SBA with total principal and accrued interest outstanding of $2,000,000 and $113,476, respectively (the “SBA Loan”). The SBA Loan was transferred to the Buyers in conjunction with the AxoBio Disposition. Interest under the SBA Loan accrued at a simple interest rate of 3.75% annually on funds outstanding as of the anniversary date of the initial borrowing. A monthly payment in the amount of $9,953 began in December 2023. As of December 31, 2023, there was outstanding principal and accrued interest of $2,000,000 and $134,961, respectively. As of December 31, 2023, there was unamortized debt discount of $494,930. In connection with the AxoBio Acquisition, the SBA Loan was adjusted to fair value, which, excluding accrued interest, was determined to be $1,498,000. The difference in the outstanding principal and fair value of $502,000 was recorded as debt discount and was accreted over the remaining term of the loan using the effective interest method. For the years ended December 31, 2024 and 2023, the Company incurred interest expense of $17,571 and $32,221, respectively, and amortization of debt discount of $4,242 and $7,070, respectively. The SBA Loan and related accrued interest are classified as a component of assets available for sale in the accompanying consolidated balance sheets, and the related interest expense is classified as a component of discontinued operations in the accompanying consolidated statements of operations.

Related Party Loans

As of the Merger Closing Date, AxoBio had several promissory notes outstanding (the “Burns Notes”) to Burns Ventures, LLC (“Burns Ventures”) with total principal outstanding of $5,610,000. The owner of Burns Ventures was a former stockholder of AxoBio. The Burns Notes were transferred to the Buyers in conjunction with the AxoBio Disposition. Interest on the Burns Notes was payable quarterly at a fixed interest rate of 7.00%. The Burns Notes required no monthly payments and were due in full on its maturity date, December 31, 2024. As of December 31, 2023, the Burns Notes had outstanding principal and accrued interest of $5,610,000 and $98,982, respectively, and interest expense totaled $89,448 and $164,611 for the years ended December 31, 2024 and 2023, respectively. As of the closing date of the AxoBio Disposition, there was unpaid interest on the Burns Notes of $89,448. The Burns Notes and related accrued interest are classified as a component of assets available for sale in the accompanying consolidated balance sheets, and the related interest expense is classified as a component of discontinued operations in the accompanying consolidated statements of operations.

2023 Promissory Notes

During the year ended December 31, 2023, the Company received proceeds of $848,500 from 26 zero coupon Promissory Notes (the “2023 Promissory Notes”). The 2023 Promissory Notes had a maturity date of one year from the date of issuance. The principal of the 2023 Promissory Notes was due in full at maturity. There were 16,489 Common Stock warrants issued in connection with these 2023 Promissory Notes with a fair value of $55,062. The warrants vested immediately and have a term of 5 years and exercise prices ranging from $11.50 to $14.30. The fair value of the warrants was recorded as debt discount and was amortized over the term of the loans using the effective interest method. As of December 31, 2023, there was $19,549 of unamortized debt discount. Debt discount amortization during the years ended December 31, 2024 and 2023 was $19,549 and $33,513, respectively. Pursuant to the terms of the 2023 Promissory Notes, the Board elected to repay all maturities of the 2023 Promissory Notes in shares of Common Stock. During the year ended December 31, 2024, the Company issued 328,707 shares of Common Stock to repay the $848,500 of the aggregate principal of the 2023 Promissory Notes.

Insurance Premium Financing

In July 2024, the Company entered into an agreement with a third party to finance a $464,154 premium on an insurance policy. This financing agreement has a monthly payment of $40,467, accrues interest at a rate of 9.99%, and matures in June 2025. As of December 31, 2024, there was $235,884 of principal outstanding under this financing agreement.

In April 2024, the Company entered into a separate agreement with a third party to finance a $31,538 premium on an insurance policy. This financing agreement has a monthly payment amount of $2,670, accrues interest in the amount of 9.99% and matures in February 2025. As of December 31, 2024, there was $5,274 of principal outstanding under this financing agreement.

In August 2023, the Company entered into an agreement with a third party to finance a $1,011,480 premium on an insurance policy. This financing agreement had a monthly payment amount of $117,072, accrued interest at a rate of 8.99%, and matured in April 2024. As of December 31, 2024 and 2023, there was $0 and $459,647, respectively, of principal outstanding under this financing agreement.

Interest expense on these financing agreements totaled $29,446 and $33,527 for the years ended December 31, 2024 and 2023, respectively.

Convertible Notes

On January 19, 2022, the Company issued two senior secured convertible notes (the “Convertible Notes”) of $1,111,111 each to two investors (“Holders”), due on January 19, 2023. The Convertible Notes bore interest at 10% (18% upon default). The Company was required to make monthly interest payments for the interest incurred and required monthly principal payments of $158,730 beginning on July 19, 2022. The Convertible Notes were collateralized by all assets (including current and future intellectual property) of Legacy Carmell. The Convertible Notes were issued with a 10% discount and were subject to an 8% commission due to the underwriter. These fees were recorded as debt discount. In addition, each of the Holders received warrants to subscribe for and purchase up to 155,412 shares of Common Stock (the “Convertible Note Warrants”). Each Convertible Note Warrant was exercisable at a price of $0.16 per warrant share, vested immediately, and had a term of five years. The fair value of the Convertible Note Warrants at the time of issuance was $409,483, which was recorded as debt discount. The Convertible Notes were convertible at the option of the Holders into shares of

Common Stock at a fixed conversion price equal to the lesser of $3.57 per share and a 25% discount to the price of the Common Stock in a Qualified Offering (as defined in the Convertible Notes) (as adjusted, the “Conversion Price”). In the event units consisting of Common Stock and warrants were issued in a Qualified Offering, the Convertible Notes were convertible into Common Stock and warrants. If, at any time while the Convertible Notes were outstanding, the Company sold or granted any option to purchase or sell or grant any right to reprice, or otherwise dispose of or issue (or announces any sale, grant or any option to purchase or other disposition), any Common Stock or Common Stock equivalents entitling any person to acquire shares of Common Stock at an effective price per share that was lower than the then Conversion Price (such lower price, the “Base Conversion Price”), then the Conversion Price would be reduced to equal the Base Conversion Price. Such adjustments were to be made whenever such Common Stock or Common Stock equivalents were issued. Multiple events triggered the down-round feature of the Base Conversion Price. As of December 31, 2022, the Base Conversion Price was $1.79.

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

Proceeds from the sales of the Convertible Notes with Convertible Note Warrants were allocated to the two elements based on the relative fair value of the Convertible Notes without such warrants and the Convertible Note Warrants themselves at the time of issuance. The total amount allocated to the Convertible Note Warrants was $409,483, which was accounted for as paid-in capital. The discount amount was calculated by determining the aggregate fair value of such warrants using the Black-Scholes Option Pricing Model.

On July 19, 2022, Legacy Carmell defaulted on the Convertible Notes. Under the terms of the Convertible Notes, upon an event of default, there would be a 25% increase to the outstanding principal, in addition to the interest rate increasing from 10% to 18%. Upon the event of default, the unamortized debt discount of $958,899 was accelerated and expensed, and the 25% increase in outstanding principal of $555,556 was recorded as interest expense in the consolidated statements of operations. For the year ended December 31, 2023, interest expense on the Convertible Notes, as calculated under GAAP, totaled $570,220, not accounting for the management of the Company’s belief that no additional payments are due to the Holders.

An Agreement Subsequent to the Notice of Acceleration

On November 2, 2022, Legacy Carmell received a letter (“Notice of Acceleration”) from one of the Holders, notifying it of an Event of Default. Legacy Carmell and Alpha entered into an agreement with Puritan Partners LLC, one of the Holders (“Puritan”), in connection with the Notice of Acceleration on December 19, 2022. Pursuant to this agreement, Alpha and Legacy Carmell each represented and warranted to Puritan that (i) it intended to enter into the Business Combination, (ii) there would be no conditions to closing relating to Alpha or its affiliates delivering a certain amount of cash to the Company at closing of the Business Combination (the “Closing”), (iii) the only conditions to Closing of the Business Combination were as set forth in Sections 6.1 through Section 6.3 of the Business Combination Agreement, (iv) upon entering into such Business Combination Agreement, such parties would have a commitment letter from a third party to provide capital in an amount sufficient to the surviving company to the Business Combination to, among other things, repay all amounts due and owing at such time to Puritan at the Closing, (v) the equity valuation ascribed to Legacy Carmell in the Business Combination Agreement was $150,000,000, and (vi) such Business Combination Agreement would not place any restrictions on Puritan's ability to transfer any of its securities, including, without limitation, the shares underlying its Convertible Note Warrants. Legacy Carmell agreed it would not pay any other debtholder on account of interest or principal during the forbearance period.

Based on the representations and warranties and agreements above and in consideration of Legacy Carmell’s agreement to pay Puritan at the Closing (i) the outstanding principal amount, plus accrued interest, late fees, and all other amounts then owed as specified in the Convertible Notes and (ii) 25,000 freely tradeable shares of Common Stock (not subject to lock-up or any other restrictions on transfer) at a price of $10.00 per share (i.e., the price per share of Common Stock to the equity holders of Legacy Carmell in the Business Combination), Puritan withdrew and rescinded the Notice of Acceleration, and such Notice of Acceleration was deemed null and void and had no further force or effect. Puritan further agreed that, based on the representations and warranties, and agreements contained in such agreement, it would not issue any further notices of acceleration or default notices under the Convertible Notes, seek repayment of any amounts due under the Convertible Notes, or seek to exercise any other remedies contained in the Convertible Notes and other related agreements in regard to non-payment of the notes from the Effective Date until the June 30, 2023.

On the Closing, the Company repaid $2,649,874 to the Holders, which represented the original principal amount of the Convertible Notes plus accrued interest at a rate of 25%, which the Company believes is the maximum rate permissible under New York State usury laws. In addition, the Company issued Puritan 25,000 shares freely of tradeable Common Stock on the Closing with a fair value of $250,000 (see Note 11 for additional details).

Future Maturities of Debt

All of the Company’s outstanding debt as of December 31, 2024 matures and is payable in 2025.

NOTE 10 – LEASES

The Company was a party to two office leases, which were scheduled to expire on December 31, 2028. In August 2024, the Company entered into an agreement to terminate one of these leases. In conjunction with this lease termination, the Company recognized a loss of $44,577 for the year ended December 31, 2024. The remaining term of the other lease is four years as of December 31, 2024. The Company has elected to not recognize ROU assets and lease liabilities arising from short-term leases (leases with initial terms of twelve months or less, which are deemed immaterial) on its consolidated balance sheets.

When measuring lease liabilities for leases that are classified as operating leases, the Company discounted lease payments using its estimated incremental borrowing rate at the later of lease inception or January 1, 2020, the date of adoption of ASC 842. The weighted average incremental borrowing rate applied was 8%.

The following table presents net lease cost and other supplemental lease information:

	For the year ended December 31,
	2024	2023
Lease cost:
Operating lease cost	$168,138	$201,691
Short-term lease cost	—	—
Net lease cost	$168,138	$201,691
Cash paid for operating lease liabilities	$175,212	$204,930

As of December 31, 2024, the estimated future minimum lease payments, excluding non-lease components, are as follows:

Operating
Fiscal Year	Leases
2025	115,776
2026	115,776
2027	115,776
2028	115,776
Total future minimum annual lease payments	463,104
Less: Imputed interest	(65,269)
Present value of lease liabilities	$397,835

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Exclusive License Agreement

On January 30, 2008, the Company and Carnegie Mellon University (“CMU”) entered into a License Agreement, as amended (the “License Agreement”). The License Agreement provides the Company an exclusive, worldwide right to use certain technology of CMU relating to biocompatible plasma-based plastics to make, have made, use, and otherwise dispose of licensed products and to create derivatives for the field of use. The Company is required to use its best efforts to effect the introduction of the licensed technology into the commercial market as soon as possible and meet certain milestones as stipulated within the License Agreement. CMU retains the right to use any derivative technology developed by the Company due to its use of this technology and retains the intellectual property rights to the licensed technology, including patents, copyrights, and trademarks.

The License Agreement is effective until January 30, 2028, or until the expiration of the last-to-expire patent relating to this technology, whichever comes later, unless otherwise terminated under another provision within the License Agreement. Failure to perform in accordance with the agreed-upon milestones is grounds for CMU to terminate the License Agreement prior to the expiration date. As a partial royalty for the license rights, the Company issued 66,913 shares of the Company’s common stock to CMU. In addition, the Company issued a warrant in 2008, which was exercised in full in 2011 for 98,938 shares of common stock. Prior to a qualified initial public offering or a qualified sale, CMU has the right to subscribe for additional equity securities to maintain its then percentage of ownership in the Company. The Business Combination did not qualify as a qualified initial public offering or qualified sale under the License Agreement.

Royalties payable by the Company to CMU are 2.07% of net sales, as defined in the License Agreement. The Company is also required to pay CMU 25% of any sublicense fees received, due, and payable upon receipt of the sublicense fees by the Company. All payments due to CMU are due within 60 days after the end of each fiscal quarter. All overdue payments bear interest at a rate equal to the Prime Rate (as defined in the License Agreement) in effect at the date such amounts are due plus 4%. No royalties were accrued or paid during the years ended December 31, 2024 and 2023.

The Company is obligated to reimburse CMU for all patent expenses and fees incurred to date by CMU for the licensed technology at the earlier of (1) three years from the effective date; (2) the closing date of a change in control event; and (3) for international patents, from the start of expenses for patenting outside of the U.S. There were no reimbursed expenses and no owed related to reimbursable expenses for the years ended December 31, 2024 and 2023.

In conjunction with the Company's restructuring in 2023, as described in Note 2, it ceased clinical studies of product candidates utilizing the technology licensed from CMU and has paused further research and development on these product candidates.

Convertible Notes

As discussed in Note 9, following the Closing, both Holders have provided notice to the Company demanding additional payment of principal and interest on the Convertible Notes in an approximate amount of $600,000 per each Holder at the Closing with additional interest thereon. In the case of Puritan, following the Business Combination, Puritan alleged that the Business Combination constituted a “Fundamental Transaction” under the terms of the Convertible Note Warrants, resulting in a purported right for Puritan to require the Company to repurchase such Convertible Note Warrants at a purchase price equal to the Black-Scholes Value of the unexercised portion of such Convertible Note Warrants as of the Closing. Puritan calculated the cash amount of such repurchase to be $1,914,123. The Company believes that this calculation is inaccurate. In the case of the other Holder, that Holder demanded to be provided its share of the Convertible Note Warrants. Puritan has also asserted damages in connection with the timing of the issuance to it of 25,000 shares of freely tradeable Common Stock. The Company believes that it provided freely tradeable shares to Puritan at the same time as other Legacy Carmell stockholders. Puritan’s total claims, inclusive of the amounts paid at the Closing Date, exceed $4,050,000 in connection with a loan for which the Company received $1,000,000. Management of the Company believes that its obligations under the Convertible Notes and Convertible Note Warrants have been satisfied and that no additional payments are due to the Holders. The Company has conveyed its position to the Holders. As described in further detail below, Puritan has filed a complaint against the Company related to these allegations. There can be no assurance that these or similar matters will not result in further arbitration, litigation, or other dispute resolution, which may not be resolved in our favor and may adversely impact our financial condition.

On November 8, 2023, Puritan filed a complaint captioned Puritan Partners LLC v. Carmell Regen Med Corporation et al., No. 655566/2023 (New York Supreme Court, New York County), naming the Company as a defendant. In the complaint, Puritan asserts that the Company breached its obligations under the Convertible Notes and the Convertible Note Warrants. Puritan also asserts that the Company did not comply with its obligations to provide Puritan with 25,000 freely tradeable shares of Common Stock in a timely manner. Puritan asserts claims for declaratory judgment, breach of contract, conversion, foreclosure of its security interest, replevin, unjust enrichment, and indemnification, and seeks remedies, including damages totaling $2,725,000 through November 1, 2023, additional fees and interest thereafter, costs and attorney’s fees, an order of foreclosure on its security interest, and other declaratory relief. The Company carried an accrual for interest payable of $1,175,845 as of December 31, 2024 and 2023 related to the Convertible Notes. The Company moved to dismiss the complaint, and in July 2024, the Court dismissed four of the eight claims in the complaint without prejudice. The case is currently in the discovery phase with respect to the remaining claims, which is expected to last through June 2025. While the Company intends to defend itself vigorously against this litigation, there can be no assurance that this matter will be resolved in the Company’s favor, and an adverse outcome could have a material adverse effect on the Company’s financial condition.

NOTE 12 – PROFIT-SHARING PLAN

The Company has a 401(k) profit-sharing plan covering substantially all employees. The Company’s discretionary profit-sharing contributions are determined annually by the Board. No discretionary profit-sharing contributions were made to the 401(k) profit-sharing plan during the years ended December 31, 2024 and 2023.

NOTE 13 – STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock

As of December 31, 2024 and 2023, the Company was authorized to issue 250,000,000 shares of Common Stock and had shares issued and outstanding of 20,905,407 and 23,090,585, respectively.

In conjunction with the AxoBio Disposition, the Closing Share Consideration, including 3,845,337 shares of Common Stock issued for the AxoBio Acquisition, were returned to the Company and retired.

In April 2024, the Company entered into a securities purchase agreement with certain investors for the sale of an aggregate of 1,331,452 shares of Common Stock for gross proceeds of $3,000,950 (the “2024 Private Placement”). On the closing date of the 2024 Private Placement, the Company issued a warrant for 89,787 shares of Common Stock to the placement agent (the “Placement Agent”). This warrant has an exercise price of $2.81, a term of five years, a fair value of $129,495, and became exercisable on October 11, 2024. In conjunction with the Private Placement, the Company paid $212,212 in fees and $39,276 in legal costs to the Placement Agent. A total of $313,725 of costs were recorded as a reduction of the gross proceeds received.

Series A Voting Convertible Preferred Stock

In connection with the AxoBio Acquisition, the Company issued 4,243 shares of Series A Preferred Stock to former stockholders of AxoBio. In conjunction with the AxoBio Disposition on March 26, 2024, such shares were returned to the Company and were retired.

Convertible Preferred Stock

As of January 1, 2023 and immediately prior to the Business Combination, Legacy Carmell had outstanding Series A convertible preferred stock (“Series A Preferred Stock”), Series B convertible preferred stock (“Series B Preferred Stock”), Series C-1 convertible preferred stock (“Series C-1 Preferred Stock”) and Series C-2 Preferred Stock, which are collectively referred to herein as “Preferred Stock.”

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

2023 Long-Term Incentive Plan

In July 2023, the stockholders of the Company approved the 2023 Long-Term Incentive Plan (the “2023 Plan”), which replaced the Amended and Restated 2009 Stock Incentive Plan of Legacy Carmell (the “2009 Plan”). No new awards are being made under the 2009 Plan. Under the 2023 Plan, the Board may grant awards of stock options, stock appreciation rights, restricted stock, restricted stock units, or other stock-based awards to employees and other recipients as determined by the Board. The exercise price per share for an option granted to employees owning stock representing more than 10% of the Company at the time of the grant cannot be less than 110% of the fair market value. Incentive and non-qualified stock options granted to all persons shall be granted at a price no less than 100% of the fair market value and any price determined by the Board. Options expire no more than ten years after the date of the grant. Incentive stock options to employees owning more than 10% of the Company expire no more than five years after the date of grant. The vesting of stock options is determined by the Board. Generally, the options vest over a four-year period at a rate of 25% one year following the date of grant, with the remaining shares vesting equally on a monthly basis over the subsequent thirty-six months.

The maximum number of shares that may be issued under the 2023 Plan is the sum of (i) 1,046,408, (ii) an annual increase on January 1, 2024 and each anniversary of such date prior to the termination of the 2023 Plan, equal to the lesser of (a) 4% of the outstanding shares of our Common Stock determined on a fully diluted basis as of the immediately preceding year-end and (b) such smaller number of shares as determined by the Board or compensation committee, and (iii) the shares of Common Stock subject to 2009 Plan awards, to the extent those shares are added into the 2023 Plan by operation of the recycling provisions described below.

The initial maximum number of shares of Common Stock that may be issued under the 2023 Plan through incentive stock options was 1,046,385, provided that this limit automatically increases on January 1 of each year for a period of not more than ten years, commencing on January 1, 2024, and ending on (and including) January 1, 2032, by an amount equal to the lesser of 1,500,000 shares or the number of shares added to the share pool as of such January 1, as described in clause (ii) of the preceding sentence. The following shares will be added (or added back) to the shares available for issuance under the 2023 Plan:

•
Shares subject to 2009 Plan or 2023 Plan awards that expire, terminate, or are canceled or forfeited for any reason after the effectiveness of the 2023 Plan;
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

Warrants Outstanding

The following table presents information related to Common Stock warrants for the year ended December 31, 2024.

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding, December 31, 2023	4,638,454	$10.20	4.62	$1,382,919
Issued	89,787	2.81
Expired	(87,312)	7.03
Outstanding, December 31, 2024	4,640,929	$10.11	3.62	$36,242
Exercisable, December 31, 2024	4,640,929	$10.11	3.62	$36,242

Option Outstanding

A summary of option activity during the year ended December 31, 2024 is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Aggregate Intrinsic Value
Outstanding, December 31, 2023	1,689,765	$2.72	9.00	$1,850,397
Granted	3,399,424	0.73
Expired/Cancelled	(675,108)	2.61
Outstanding, December 31, 2024	4,414,081	$1.20	9.36	$7,100
Vested/Exercisable, December 31, 2024	452,797	$2.70	7.87	$—

The weighted average fair value of the options granted during the year ended December 31, 2024 was based on a Black Scholes option pricing model using the following assumptions:

Expected volatility	70% - 71%
Expected term of option	6.0 - 7.0
Range of risk-free interest rate	3.9% - 4.6%
Dividend yield	0%

The Company recorded stock-based compensation expense for options of $827,043 and $667,682 for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, there was approximately $2,682,648 of total unrecognized compensation expense related to unvested stock options, which will be recognized over the weighted average remaining vesting period of 3.33 years.

NOTE 14 – RELATED PARTY TRANSACTIONS

In conjunction with the 2024 Private Placement and the 2025 Private Placement (as defined in Note 17), the Company engaged the Placement Agent, of which a Board member is a managing partner. The Company paid the Placement Agent a placement fee of $212,212 and legal fees of $39,726 related to the 2024 Private Placement. In addition, on the closing date of the 2024 Private Placement, the Company issued a warrant exercisable for up to 89,787 shares of Common stock at an exercise price of $2.81 to the Placement Agent as detailed in Note 13. In conjunction with the 2025 Private Placement, the Company incurred $60,000 in legal fees payable to the Placement Agent in 2024. As of December 31, 2024, $35,000 of these fees were unpaid and are included in accrued expenses and other liabilities in the accompanying consolidated balance sheets. The Company's Chief Executive Officer invested $25,000 in the 2024 Private Placement, purchasing 8,680 shares of Common Stock at a price of $2.88 per share, which was the market price on the closing date of the 2024 Private Placement.

During the year ended December 31, 2023, entities affiliated with a partnership in which a Board member is a general partner purchased $50,000 of the 2023 Promissory Notes as detailed in Note 9. Upon maturity of these notes in 2024, the principal was repaid with the issuance of 19,000 shares of Common Stock with a fair value of $50,000.

As of the Merger Closing Date, the Burns Notes had total principal outstanding of $5,610,000. The owner of Burns Ventures was a former stockholder of AxoBio. Interest on the Burns Notes was payable quarterly at a fixed interest rate of 7.00%. The Burns Notes required no monthly payments and were due in full on its maturity date, December 31, 2024. As of December 31, 2023, the Burns Notes had outstanding principal and accrued interest of $5,610,000 and $98,982, respectively. During the period ended March 26, 2024, the Company incurred interest expense of $89,448 on these notes prior to disposal. As of the closing date of the AxoBio Disposition, there was $5,610,000 and $89,448 of principal and accrued interest outstanding, respectively, related to the Burns Notes.

AxoBio used OrthoEx for 3PL services. The former Chief Executive Officer of AxoBio, who served as an advisor to the Company from the Merger Closing Date until the closing date of the AxoBio Disposition, has an equity interest in OrthoEx and has a seat on OrthoEx’s Board of Directors. The Company incurred $26,700 and $41,752 of expense related to the services provided by OrthoEx for the years ended December 31, 2024 and 2023, respectively. As of the closing of the AxoBio Disposition and December 31, 2023, the Company had a payable to this related party of $7,830 and $8,650, respectively. The Company used Ortho Spine Companies, LLC (“Ortho Spine”) for various consulting and marketing services. Ortho Spine is owned by one of the former advisors to the Company. The Company incurred $0 and $79,167 of expense for services provided by Ortho Spine for the year ended December 31, 2024 and 2023, respectively. As of the closing of the AxoBio Disposition and December 31, 2023, the Company had no payables to Ortho Spine.

NOTE 15 – INCOME TAXES

The Company accounts for income taxes under ASC 740, which provides for an asset and liability approach of accounting for income taxes. Under this approach, deferred tax assets and liabilities are recognized based on anticipated future tax consequences, using currently enacted tax laws, attributed to temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts calculated for income tax purposes. The Company’s state tax jurisdictions are Delaware,

Pennsylvania, and Florida.

The components of the Company’s provision for income taxes for the years ended December 31, 2024 and 2023 are as follows:

	Year Ended December 31,
	2024	2023
Current:
Federal	$(97,279)	$—
State	—
Total current	(97,279)	—
Deferred:
Federal	(2,848,758)	(2,429,061)
State	(1,492,656)	231,286
Total deferred	(4,341,414)	(2,197,775)
Valuation allowance	4,341,414	2,197,775
Total income tax benefit	$(97,279)	$—

The components of the Company’s income tax rate for the years ended December 31, 2024 and 2023 are as follows:

	Year Ended December 31,
	2024	2023
U.S. federal statutory rate	21.0%	21.0%
Effects of:
State taxes, net of federal benefit	4.4%	—%
Stock-based compensation	(1.6)%	(4.0)%
Loss on forward purchase agreement	(11.1)%	13.7%
Research and development expenses, net	(1.0)%	(3.5)%
Accrued compensation	2.5%	—%
Change in deferred tax rate	10.2%	—%
Capitalized transaction costs	—%	(9.8)%
Other	(0.3)%	(3.8)%
Valuation allowance	(23.2)%	(13.6)%
Effective rate	0.9%	—%

Significant components of the Company's deferred tax assets as of December 31, 2024 and 2023 are summarized below.

	December 31,
	2024	2023
Deferred income tax assets:
Net operating losses	$8,909,827	$8,775,098
Accrued interest	1,770,766	1,845,473
Federal research and development tax credits	56,911	68,106
Amortization of research expense	460,061	635,669
Right of use asset	3,590	4,676
Non-qualified deferred compensation	551,492	404,327
Change in fair value of forward purchase agreement	4,361,287	2,485,388
Capitalization of start-up costs	386,345	351,383
Change in fair value of derivative liabilities	—	(3,353,181)
Accrual to cash and other	—	548,665
Accrued compensation	—	357,171
Gross deferred tax assets	16,500,279	12,122,775
Deferred income tax liabilities:
Depreciation and amortization	(36,090)	—
Total gross deferred tax assets	16,464,189	12,122,775
Valuation allowance	(16,464,189)	(12,122,775)
Net deferred income tax assets	$—	$—

As of December 31, 2024, the Company had approximately $29.5 million of federal and $43.3 million of state net operating loss carryforwards. Federal and state net operating loss carryforwards were approximately $31.3 million and $30.9 million, respectively, for the year ended December 31, 2023. The Company’s federal net operating loss carryforwards consist of approximately $7.3 million of pre-2018 net operating loss carryforwards, which expire after twenty years and begin to expire starting in 2028. The Company had approximately $22.2 million of post-2017 net operating losses that carry forward indefinitely. Future utilization of the net operating loss carryforwards is subject to certain limitations under Section 382 of the Internal Revenue Code. In addition, the Company has approximately $57,000 of federal research and development credit carryovers, which expire after twenty years and begin to expire starting in 2041. The Company utilized approximately none of such credits for tax year 2024. Future realization of the credit carryforwards is subject to certain limitations under Section 383 of the Internal Revenue Code. The Company has not undertaken any formal research and development credit study to calculate its credits.

The Company provides for a valuation allowance when it is more likely than not that it will not realize a portion of the deferred tax assets. The Company has established a valuation allowance against the net deferred tax asset due to the uncertainty that enough taxable income will be generated in those taxing jurisdictions to utilize the assets. Therefore, the Company has not reflected any benefit of such deferred tax assets in the accompanying consolidated financial statements. Our net deferred tax asset and valuation allowance increased by approximately $4,341,000 and $2,198,000 for the years ended December 31, 2024 and 2023, respectively.

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

NOTE 16 – Discontinued Operations

On March 20, 2024, the Company entered into the Purchase Agreement to sell AxoBio and closed on such sale on March 26, 2024, as detailed in Note 1. As of December 31, 2023, the assets and liabilities of AxoBio are classified as available for sale in the accompanying consolidated balance sheets. The assets and liabilities of AxoBio as of the closing of the AxoBio Disposition and December 31, 2023 are as follows:

	March 26, 2024	December 31, 2023
Assets available for sale
Cash and cash equivalents	$30,001	$804,277
Accounts receivable, net	4,495,200	7,713,600
Prepaid expenses	219,303	251,086
Inventories	3,036,107	3,038,179
Property and equipment, net	52,556	63,384
Intangible assets, net	21,636,947	22,262,568
Goodwill	19,188,278	19,188,278
Total assets available for sale	$48,658,392	$53,321,372

Liabilities available for sale
Accounts payable	$6,612,869	$8,520,243
Accrued interest	122,673	134,961
Accrued interest, related party	89,448	98,982
Other accrued expenses	72,581	468,652
Loans payable	1,509,312	1,505,070
Related party loans	5,610,000	5,610,000
Deferred consideration payable	8,000,000	8,000,000
Deferred income taxes	5,380,830	5,536,923
Total liabilities available for sale	$27,397,713	$29,874,831

The significant components of discontinued operations in the accompanying consolidated statements of income are as follows:

	For the Year Ended
	December 31,
	2024	2023
Revenue	$—	$4,456,816
Cost of sales	—	3,620,651
Gross profit	—	836,165
Operating expenses:
Selling and marketing	—	6,829,520
Research and development	89,972	403,616
General and administrative	470,686	2,525,715
Depreciation and amortization	636,449	1,015,894
Total operating expenses	1,197,107	10,774,745
Loss from operations	(1,197,107)	(9,938,580)
Other income (expense):
Other income	—	7
Amortization of debt discount	(4,242)	(7,070)
Interest expense, related party	(89,448)	(164,611)
Interest expense	(17,571)	(32,221)
Inventory write-down	—	(4,754,357)
Change in fair value of earnout liabilities	—	13,482,292
Total other (expense) income	(111,261)	8,524,040
Loss before income taxes	(1,308,368)	(1,414,540)
Income tax benefit, deferred	156,092	2,174,705
Discontinued operations, net	$(1,152,276)	$760,165

NOTE 17 – Subsequent Events

2025 Private Placement

On December 23, 2024, the Company entered into a securities purchase agreement with certain investors for the sale of 8,065,210 shares of Common Stock and warrants to purchase up to 8,065,210 shares of Common Stock at an exercise price of $0.23 per share (the “Common Stock Warrants”) for gross proceeds of $1,851,849 (the “2025 Private Placement”). The closing of the 2025 Private Placement occurred on January 2, 2025. Upon the closing of the 2025 Private Placement, the Company issued a warrant to purchase up to 556,195 shares of Common Stock to the Placement Agent. This warrant has an exercise price of $0.23, a term of five years, and becomes exercisable on the six-month anniversary of its issuance. In conjunction with the 2025 Private Placement, the Company paid the Placement Agent $127,925 in fees and $60,000 in legal costs.

Elevai Acquisition

On December 31, 2024, the Company entered into an asset purchase agreement dated as of December 31, 2024 (the “Asset Purchase Agreement”), by and among the Company, a wholly owned subsidiary of the Company formed in connection with the transaction (“Buyer”), Parent and Seller to acquire substantially all of the assets (the “Purchased Assets”) and assume certain of the liabilities (the “Assumed Liabilities”) of PMGC Holdings, Inc. (formerly known as Elevai Labs Inc.) (“Parent”) and PMGC Impasse Corp. (formerly known as Elevai Skincare Inc.), a wholly owned subsidiary of Parent (the “Seller”), related to Seller’s skincare and haircare business (the “Elevai Acquisition”) for a purchase price consisting of: (i) shares of Common Stock having an aggregate Market Value (as defined in the Asset Purchase Agreement) of $1,075,463 (the “APA Shares”), of which $100,000 will be withheld by the Company for 12 months after the closing of the Elevai Acquisition on January 16, 2025 (the “APA Closing Date”) to secure the indemnification obligations of the Seller and Parent under the Asset Purchase Agreement; (ii) Buyer’s assumption of the Assumed Liabilities; and (iii) $56,525 in cash to be paid within 60 days following the sale by Buyer of certain finished goods inventory (as specified in the Asset Purchase Agreement) included in the Purchased Assets as of the APA Closing Date.

Following the APA Closing Date, the Company will pay the following additional earnout consideration for the Purchased Assets, if and when payable: (a) for each year ending on the anniversary of the APA Closing Date during the five-year period following the APA Closing Date, an amount, if any, equal to 5% of the Net Sales calculated as the aggregate gross sales minus (i) trade discounts, credits or allowances offered to customers and (ii) credits or allowances additionally granted upon returns, rejections or recalls) generated during such year from the Seller’s existing products as of the APA Closing Date; and (b) a one-time payment of $500,000 if Buyer achieves $500,000 in net revenue from sales of the Seller’s existing haircare products as of the APA Closing Date on or before the 24-month anniversary of the APA Closing Date.

Chief Executive Officer Transition

Effective January 20, 2025, the Company and Kendra Bracken-Ferguson mutually agreed that Ms. Bracken-Ferguson would no longer serve as the Chief Executive Officer of the Company. In connection with Ms. Bracken-Ferguson’s separation from the Company, she and the Company entered into a separation and release of claims agreement, dated January 24, 2025, pursuant to which Ms. Bracken-Ferguson will receive cash payments in the aggregate amount of $150,000 to be paid in equal installments over the subsequent six months. Effective as of January 24, 2025, the Board appointed Rajiv Shukla, the Company’s then-current Executive Chairman, as its Chief Executive Officer.

Nasdaq Delisting Notice

On August 30, 2024, the Company received a letter from the Listing Qualifications Department (the “Department”) of The Nasdaq Stock Market LLC (“Nasdaq”), notifying it that its Market Value of Listed Securities (the “MVLS”) was below the minimum of $35 million required for continued listing on the Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(b)(2) (the “MVLS Requirement”). In accordance with Nasdaq Listing Rule 5810(c)(3)(C), Nasdaq provided the Company with 180 calendar days, or until February 26, 2025 (the “Compliance Date”), to regain compliance with the MVLS Requirement.

On March 4, 2025, the Company received written notice from the Department notifying it that the Company had failed to regain compliance with the MVLS Requirement by the Compliance Date and that Nasdaq would delist the Company’s securities from the Nasdaq Capital Market by March 11, 2025. On March 10, 2025, the Company requested an appeal of Nasdaq’s delisting determination to the Nasdaq Hearings Panel (the “Panel”), which will stay the delisting pending Nasdaq’s decision after the hearing scheduled for April 15, 2025. The Company believes it has a path to regaining compliance with Nasdaq's listing requirements, but no guarantee can be provided that it will be successful in doing so. Additionally, there can be no assurance that the Panel will provide a decision in the Company’s favor after the hearing or that the Company will be able to remain in compliance with the applicable Nasdaq listing requirements on an ongoing basis.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Management identified a material weakness in its internal controls over the accounting treatment for a complex transaction. We have addressed this weakness by adopting a policy requiring formal documentation to substantiate the accounting treatment of all material transactions, including references to the relevant authoritative guidance.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2024. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that during the period covered by this report, our disclosure controls and procedures were not effective as described above.

Management’s Report on Internal Control over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2024. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Based on our assessments and those criteria, management concluded that, as of December 31, 2024, our internal control over financial reporting were not effective as described above.

Changes in Internal Control Over Financial Reporting

Except as described above, there has been no change in our internal control over financial reporting during the most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

During the three months ended December 31, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors

The following table sets forth information concerning our directors as of March 27, 2025. The biographical description of each director includes the specific experience, qualifications, attributes and skills that our Board would expect to consider if it were making a conclusion as to whether such person should serve as a director.

Name	Age	Position
Rajiv Shukla	50	Chairman, Chief Executive Officer and Class III Director
Rich Upton	61	Class I Director
Kathryn Gregory	63	Class II Director
Scott Frisch	56	Class II Director
Gilles Spenlehauer	65	Class II Director
Patrick Sturgeon	48	Class III Director

Rajiv Shukla has served as our Chairman since July 2023, during which he served as Executive Chairman from August 2024 to January 2025, and was our Chief Executive Officer from September 2023 to August 2024. In January 2025, Mr. Shukla was again appointed to serve as our Chief Executive Officer. Mr. Shukla has two decades of experience in buyouts, investments, and operations in the healthcare industry. Mr. Shukla served as Chairman and Chief Executive Officer of Alpha Healthcare Acquisition Corp. (“AHAC”), a Nasdaq-listed special purpose acquisition company that raised $100 million in its initial public offering in September 2020. In August 2021, AHAC successfully closed its initial business combination with Humacyte, Inc. (“Humacyte”), a clinical-stage biotechnology platform company developing universally implantable bioengineered human tissue at a commercial scale, together with a concurrent $175 million private placement from several fundamental healthcare investors. Mr. Shukla served as Chairman and Chief Executive Officer of Constellation Alpha Capital Corp. (“CNAC”), a Nasdaq-listed special purpose acquisition company, from June 2017 to August 2019. CNAC raised $144 million in proceeds from a Nasdaq initial public offering and successfully closed its initial business combination with DermTech, Inc., or DermTech, in August 2019. DermTech is a molecular dermatology company that develops and markets non-invasive diagnostic tests. The transaction was financed in part with proceeds from a private placement transaction with investors including RTW Investments, Farallon Capital, Victory RS Science and Technology Fund, Irwin Jacobs, RTW Investments. and HLM Venture Partners. Mr. Shukla has served as Director of Humacyte since August 2021. From August 2019 to August 2022, Mr. Shukla served as an independent director on the board of directors of InflammX Therapeutics, formerly known as Ocunexus Therapeutics, a clinical-stage biotech company. From June 2013 to May 2015, Mr. Shukla served as Chief Executive Officer of Pipavav Defense & Offshore Engineering Company (now Reliance Naval and Engineering Ltd.), an Indian-listed shipbuilding and defense manufacturing company. In this role, he successfully implemented an extensive financial restructuring project and sold control to the Reliance ADA Group. Between 2008 and 2013, Mr. Shukla worked as an investor at ICICI Venture, Morgan Stanley Investment Management, and Citi Venture Capital International. Throughout his career, Mr. Shukla has been involved in numerous investments in healthcare companies. As a private equity investor, Mr. Shukla was involved with numerous control and minority healthcare investments and served as a member of the board of directors of I-ven Medicare, a hospital roll-up platform comprising multiple control investments and significant minority stakes in tertiary care hospitals and outpatient treatment centers, Ranbaxy Fine Chemicals Ltd, a roll-up of specialty chemicals and animal health businesses, Swiss Bio, a U.S. based clinical CRO, Bharat Biotech, a vaccine company, three specialty pharmaceutical companies: Arch Pharmalabs, Malladi Drugs and Unimark Remedies. From 2001 to 2006, Mr. Shukla served as Senior Director at Pfizer, Inc. In this role, he played a key role in several acquisitions, including Pharmacia in 2003, Meridica in 2004, Vicuron Pharmaceuticals and Idun Pharmaceuticals in 2005, and Rinat Neuroscience in 2006. Mr. Shukla also led the operational integration of these organizations into Pfizer across multiple sites around the world. Mr. Shukla graduated from Harvard University with a Master's in Healthcare Management and Policy and received a Bachelor’s in Pharmaceutics from the Indian Institute of Technology. We believe that Mr. Shukla is qualified to serve on our Board due to his extensive executive, operations, finance, and investment experience.

Rich Upton has served as a member of the Board since April 2011. Mr. Upton is a General Partner at Harbor Light Capital Partners, a private investment firm seeking to invest in early-stage companies. Previously, he was the founder and President of Upton Advisors, LLC, a boutique investment bank serving middle-market and emerging healthcare companies throughout the United States. Mr. Upton has been advising companies since 1992, both as a senior healthcare investment banker for Salomon Brothers and later as an independent advisor. In addition to our Board, Mr. Upton serves on the boards of Anuncia Medical (Chairman), Alcyone Therapeutics, and Medicinal Genomics Corp, and previously served on the boards of Home Diagnostics, Inc. (NASDAQ: HDIX - acquired by Nipro Corporation), Castlewood Surgical and Courtagen Life Sciences. Mr. Upton currently serves on the investment committee of the Endowment for Health and served ten years on the investment committee of the New Hampshire Charitable Foundation. He is also the former Chairman of The Pine Hill Waldorf School. Mr. Upton received his M.B.A. degree from The Darden School at the University of Virginia and a dual B.A. degree in Economics and English from Amherst College. We believe that Mr. Upton is qualified to serve on our Board due to his experience as an investor and familiarity with the financial operations of a broad range of companies.

Kathryn Gregory joined the Board in September 2021. Ms. Gregory has over 25 years of executive leadership experience in both startup and mid-sized biotechnology and pharmaceutical companies. Ms. Gregory has extensive experience in international business development, including corporate strategy, negotiations, mergers and acquisitions, alliance management and operational expertise in marketing, strategic sourcing, and procurement. Ms. Gregory is currently Vice President and Head of Global Business Development at Antengene Corporation, a hematology and oncology company focused on innovative medicines for patients in the Asia Pacific Region and worldwide. Prior to Antengene, Ms. Gregory was Chief Business Officer of Aileron Therapeutics, a Boston-based oncology company. Previously, Ms. Gregory was President of KG BioPharma Consulting LLC, a strategic advisory company, where she assisted small and mid-size biopharma companies in a range of corporate strategy and business development activities. Prior to her consulting career, Ms. Gregory was Co-Founder and CEO of Seneb BioSciences, an early-stage, rare disease company that was sold to a mid-sized biotech firm in 2017. Earlier in her career, Ms. Gregory worked in senior roles in pharmaceutical and biotechnology companies, including Purdue Pharma, where she was responsible for business development transactions for new therapeutic indications. Prior to Purdue, Ms. Gregory was at Shire Pharmaceuticals and was responsible for business development transactions for the Neuroscience and Ophthalmology business units. Ms. Gregory received her M.B.A. from Pepperdine University and her B.A. from the University of California, Berkeley. We believe that Ms. Gregory is qualified to serve on our Board due to her extensive executive leadership experience.

Scott Frisch joined the Board in November 2023 and currently serves as Chief Operating Officer and Chief Financial Officer of AARP. AARP is the nation’s largest nonprofit, nonpartisan organization focused on issues affecting more than 100 million people ages 50 and older. In this role, he leads AARP’s operational and financial matters, including human resources, information technology, real estate and facilities management, as well as data and analytics performance management. Previously, Mr. Frisch served as Managing Director at Bank of America, Chief Financial Officer at Natixis Asset Management Services, and Assistant Controller at Putnam Investments. Mr. Frisch began his career at KPMG in an audit role. He graduated from Villanova University with a bachelor’s in accounting. We believe that Mr. Frisch is qualified to serve on our Board due to his extensive finance and operations experience.

Dr. Gilles Spenlehauer joined the Board in November 2023 and currently serves as Scientific Director of SDTech Group, a chemical manufacturing company. Prior to this role, he spent 17 years at L’Oreal, the world’s biggest cosmetics company, where he served in various leadership roles - most recently as Department Head of Science and Skills of the Future and as Worldwide Head of Advanced Research where he led a team of 700 scientists that contributed to numerous product innovations and were involved in scientific due diligence of acquisitions. Before L’Oreal, Dr. Spenlehauer served as Head of Pharmaceutical Sciences for Pfizer’s R&D operations in the UK. He began his career as a Scientist at Rhone-Poulenc Rorer in Paris, France. He graduated with a PhD in Biopharmacy from the Paris-Sud University with a post-doctoral fellowship in peptides from Washington University in St. Louis. We believe that Dr. Spenlehauer is qualified to serve on our Board due to his extensive experience in the cosmetics and life sciences industries.

Patrick Sturgeon joined the Board in July 2023 and was appointed as Vice Chairman of the Board in March 2025. Mr. Sturgeon currently serves as a Managing Director at Brookline Capital Markets, a division of Arcadia Securities, LLC (“BCAC”), since March 2016 and previously served as our Chief Financial Officer from inception until June 2023, and has nearly two decades of experience with M&A and equity capital market transactions in the healthcare and other sectors. Mr. Sturgeon served as Chief Financial Officer of Brookline Capital Acquisition Corp., a Nasdaq-listed special purpose acquisition company that raised $50 million in its initial public offering in January 2021 and successfully closed its initial business combination with Apexigen in August 2022. He has also served as a Managing Director at Brookline Capital Markets, a division of Arcadia Securities, LLC (“BCAC”) since March 2016. At Brookline, Mr. Sturgeon focuses on mergers and acquisitions, public financing, private capital raising, secondary offerings, and capital markets. On the public financing front, he focuses on SPAC transactions, primarily underwritten initial public offerings and initial business combinations. From July 2013 to February 2016, Mr. Sturgeon served as a Managing Director at Axiom Capital Management. He worked at Freeman & Co. from October 2002 to November 2011, where he focused on mergers and acquisitions in the financial services sector. Mr. Sturgeon received his B.S. in Economics from the University of Massachusetts, Amherst and his M.B.A. in Finance from New York University. We believe that Mr. Sturgeon is qualified to serve on our Board due to his extensive operations, finance, and investment experience.

Executive Officers

The following table sets forth information regarding our executive officers as of March 27, 2024:

Name	Age	Position
Rajiv Shukla	50	Chairman, Chief Executive Officer, and Class III Director
Bryan Cassaday	56	Chief Financial Officer

Rajiv Shukla serves as our Chief Executive Officer and Chairman. Information on Mr. Shukla is included above under “Directors.”

Bryan Cassaday serves as our Chief Financial Officer and previously served as our Interim Chief Financial Officer from June 2023 to November 2023. Mr. Cassaday has over 30 years of experience serving in strategic financial leadership positions across multiple industries ranging in size from mid-size private-equity portfolio companies to large, publicly traded corporations. Prior to joining the Company, Mr. Cassaday was the Controller for Nevakar, Inc., a commercial-stage biopharmaceutical with an extensive portfolio of products in the areas of ophthalmics and critical care injectables. In this role, Mr. Cassaday managed the accounting, finance, financial reporting, and planning functions. Prior to Nevakar, Mr. Cassaday was the Chief Financial Officer of Atalian Global Services from 2019 to 2020, Acting Chief Financial Officer and Controller of EMCOR Facilities Services from 2015 to 2019, and Controller of SeeChange Health from 2013 to 2015. From 1993 to 2013, Mr. Cassaday held accounting and finance leadership roles at Nationwide Financial, Prevail InfoWorks, Delaware Investments, and Delphi Financial Group. Mr. Cassaday began his career in Ernst & Young’s assurance group, where he was a senior auditor from 1990 to 1993. Mr. Cassaday received his B.S. in Accounting from Drexel University and is a Certified Public Accountant and Chartered Global Management Accountant.

Family Relationships and Certain Legal Proceedings

There are no family relationships between any of our directors or executive officers. There are no legal proceedings related to any of the directors or executive officers that must be disclosed pursuant to Item 401(f) of Regulation S-K.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act and regulations of the SEC thereunder require our directors, officers and persons who own more than 10% of our Common Stock, as well as certain affiliates of such persons, to file initial reports of their ownership of our Common Stock and subsequent reports of changes in such ownership with the SEC. Directors, officers and persons owning more than 10% of our Common Stock are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based solely on our review of the copies of such reports and amendments thereto received by us and written representations from these persons that no other reports were required, we believe that during the fiscal year ended December 31, 2024, our directors, officers and owners of more than 10% of our Common Stock complied with all applicable filing requirements, except:

•
Bryan Cassaday filed one late Form 4 with respect to three transactions.
•
Kendra Bracken-Ferguson, Patrick Sturgeon and Richard Upton each filed two late Form 4s with respect to three transactions.
•
Rajiv Shukla filed five late Form 4s with respect to nine transactions.
•
Kathryn Gregory filed one late Form 4 with respect to four transactions.
•
Scott Frisch and Gilles Spenlehauer each filed one late Form 4 with respect to two transactions.

Code of Ethics

Our Board has adopted a Code of Ethics that applies to all of our employees, officers and directors, including our Chief Executive Officer, Chief Financial Officer and other executive and senior financial officers. The full text of our Code of Ethics is available on our website at https://carmellcosmetics.com/pages/corporate.

We intend to disclose future amendments to certain provisions of our Code of Ethics, or waivers of certain provisions as they relate to our directors and executive officers, at the same location on our website or in public filings. The information on our website is not intended to form a part of or be incorporated by reference into this Annual Report.

Insider Trading Policy

Our Board has adopted an Insider Trading Policy and associated procedures which govern the purchase, sale, and/or other dispositions of the Company’s securities by directors, officers and employees, and other covered persons, and the Company itself, which are reasonably designed to promote compliance with insider trading laws, rules and regulations and the Nasdaq listing rules. A copy of our Insider Trading Policy is filed as Exhibit 19.1 to this Annual Report.

Identifying and Evaluating Director Nominees

Our nominating and corporate governance committee is responsible for identifying individuals qualified to become members of our Board and ensuring that our Board has the requisite expertise and that its membership consists of persons with sufficiently diverse and independent backgrounds. Our nominating and corporate governance committee, in recommending director candidates for election to our Board, is expected to consider candidates who, at a minimum, have high standards of personal and professional ethics and integrity, proven achievement and competence in the nominee’s field and ability to exercise sound business judgment, skills that are complementary to those of the existing Board, the ability to assist and support management and make significant contributions to the Company’s success, and an understanding of the fiduciary responsibilities that are required of a member of the Board and the commitment of time and energy to diligently carry out those responsibilities. In evaluating director candidates, our nominating and corporate governance committee also considers the following criteria:

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

Stockholders may recommend individuals to our nominating and corporate governance committee for consideration as potential director candidates by submitting the names of the recommended individuals, together with appropriate biographical information and background materials, to the nominating and corporate governance committee, c/o Longevity Health Holdings, Inc., 2403 Sidney Street, Suite 300, Pittsburgh, Pennsylvania 15203. In the event there is a vacancy, and assuming that appropriate biographical and background material has been provided on a timely basis, our nominating and corporate governance committee will evaluate stockholder-recommended candidates by following substantially the same process, and applying substantially the same criteria, as it follows for candidates submitted by others.

Audit Committee

The current members of the Audit Committee are Messrs. Scott Frisch, Patrick Sturgeon, and Richard Upton. Mr. Frisch chairs the Audit Committee. Under the Nasdaq listing rules and applicable SEC rules, the Audit Committee is required to have at least three members. The Nasdaq listing rules and Rule 10A-3 of the Exchange Act also require that the Audit Committee of a listed company be composed solely of independent directors for Audit Committee purposes. Each member of our Audit Committee qualifies as an independent director for Audit Committee purposes under applicable rules. Each of Mr. Frisch, Mr. Sturgeon, and Mr. Upton is financially literate, and Mr. Frisch qualifies as an “audit committee financial expert” as defined in applicable SEC rules. During the fiscal year ended December 31, 2024, the Audit Committee met three times. The Board adopted a written charter for the Audit Committee, which sets out the following functions and responsibilities of the Audit Committee. The Audit Committee charter is located at https://carmellcosmetics.com/pages/corporate. The information contained in or accessible from our website is not incorporated by reference in this Annual Report or in any other filings we make with the SEC. We have included our website address in this Annual Report solely as an inactive textual reference.

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

Item 11. Executive Compensation.

Executive Compensation

Our named executive officers, or NEOs, determined pursuant to Item 402 of Regulation S-K for the year ended December 31, 2024, consist of the following:

•
Rajiv Shukla, our Chairman and Chief Executive Officer;
•
Bryan Cassaday, our Chief Financial Officer; and
•
Kendra Bracken-Ferguson, our former Chief Executive Officer

2024 Summary Compensation Table

The following table presents information regarding the total compensation awarded to, earned by and paid to our NEOs for services rendered to us in all capacities for the years ended December 31, 2024 and 2023. In addition to serving as our Chief Executive Officer, Mr. Shukla serves as the Chairman of our Board but receives no additional compensation for his service in this role.

Name and Principal Position	Year	Salary ($)		Option Awards ($)(5)	Stock Awards ($)		Total ($)
Rajiv Shukla (1)	2024	360,000		531,742			891,742
Chairman and Chief Executive Officer	2023	146,094	(1)	862,854	$48,587	(2)	1,057,535

Bryan Cassaday	2024	245,000		58,696			303,696
Chief Financial Officer	2023	130,852	(3)	214,508			345,360

Kendra Bracken-Ferguson	2024	127,500	(4)	794,744			922,244
Former Chief Executive Officer

(1)
Mr. Shukla became our Chairman in July 2023 and served as our Chief Executive Officer from September 2023 to August 2024 and as Executive Chairman from August 2024 to January 2025. The 2023 base salary amounts presented are prorated based on the 170 days in fiscal 2023 during which he was employed with us. During 2023, Mr. Shukla's annualized cash compensation was $318,750. Effective January 2024, Mr. Shukla's annual cash compensation was $360,0000.
(2)
In conjunction with the Employment Agreement (as defined below), the right to receive fully vested shares of Common Stock, valued at $48,857, granted as part of Mr. Shukla's 2023 at annual compensation were cancelled. Please see the “Narrative Disclosure to the Summary Compensation Table” below for additional details regarding Mr. Shukla’s compensation arrangements.
(3)
Mr. Cassaday was appointed Interim Chief Financial Officer in June 2023 and Chief Financial Officer in November 2023. The base salary amounts presented are prorated based on the 190 days in fiscal 2023 during which he was employed with us.
(4)
Ms. Bracken-Ferguson became our Chief Executive Officer in July 2024 and served in this role until her departure from the Company in January 2025. The base salary amounts presented are prorated based on the 155 days in fiscal 2024 during which she was employed with us.
(5)
Amounts shown in this column represent the aggregate grant date fair value of the stock options awarded to the NEOs in fiscal years 2024 and 2023. These values have been determined in accordance with FASB ASC Topic 718 using a Black-Scholes model. For a discussion of the assumptions and methodologies used to calculate the amounts referred to above, please see the discussion of option awards contained in Note 2and Note 13 to the accompanying consolidated financial statements. The amounts reported in this column reflect the accounting cost for these stock options and do not correspond to the actual economic value that may be received by the NEOs upon the exercise of the stock options.

Narrative Disclosure to the Summary Compensation Table

Elements of Compensation

The compensation of our NEOs generally consists of base salary, annual cash bonus opportunities, long-term incentive compensation in the form of equity awards and other benefits, as described below.

2024 Base Salaries

The base salary payable to each NEO is intended to provide a fixed component of compensation reflecting the executive’s skill set, experience, role, responsibilities, and contributions. Each NEO’s initial base compensation was specified in their employment agreement, as described below, and is reviewed (and, if applicable, adjusted) from time to time by our Board's compensation committee (the “Compensation Committee”). For 2024, the NEOs annualized base compensation equaled $360,000 for Mr. Shukla, $245,000 for Mr. Cassaday, and $300,000 for Ms. Bracken-Ferguson.

Annual Performance-Based Bonus

Our NEOs are eligible for a performance-based cash bonus opportunity expressed as a percentage of their respective annual base salary that can be achieved at a target level by meeting predetermined corporate and individual performance objectives. Mr. Shukla, Mr. Cassaday, and Ms. Bracken-Ferguson each had the opportunity to earn an annual bonus with a target of 50%, 20%, and 50%, respectively, of their total base compensation in effect as of the end of the applicable year. The actual amount of such annual bonus paid is solely determined by our Compensation Committee based on the satisfactory achievement of corporate and/or personal objectives set by the committee. Our Compensation Committee determined not to pay the NEOs any performance-based cash bonuses for fiscal years 2024 and 2023 in order to conserve cash.

Long-Term Equity Awards

Carmell’s equity-based incentive awards are designed to align its interests and the interests of its stockholders with those of its employees and consultants, including the NEOs. The Board or Compensation Committee approves equity-based grants. Mr. Shukla and Mr. Cassaday received options to purchase shares Common Stock in 2024 and 2023. Such options vest over four years, with 25% of the option vesting on the one-year anniversary of the grant, with the remaining options vesting thereafter in equal monthly installments over a period of thirty-six (36) months. Vesting ceases immediately upon termination of employment or service for any reason, and any portion of this option that has not vested on or prior to the date of such termination is forfeited on such date. See “Outstanding Equity Awards at Fiscal Year-End” for more information regarding equity awards made in 2024 and 2023 to the NEOs.

The Compensation Committee typically grants equity awards to NEOs during its regularly scheduled meetings. However, the timing of this approval may be changed in the event of extraordinary circumstances, including in connection with mid-year promotions and new hires. The Compensation Committee does not take material nonpublic information into account when determining the timing and terms of equity awards. The Compensation Committee does not time the release of material nonpublic information to affect the value of executive compensation.

Name	Grant Date	Number of securities underly the award	Exercise price of the award ($/SH)	Grant date fair value of the award

Percentage change in the closing market price of the securities underlying the award between the trading day ending immediately prior to the disclosure of material nonpublic information (July 26, 2024) and the trading day beginning immediately following the disclosure of material nonpublic information (July 30, 2024)

Rajiv Shukla	07/26/2024	450,000	1.000	$0.694	11%
Kendra Bracken-Ferguson	07/30/2024	908,893	1.110	$0.770	11%

Employment Agreements with Our NEOs

Rajiv Shukla

In December 2023, we entered into an employment agreement with Mr. Shukla. Pursuant to the agreement, Mr. Shukla received total annual compensation of $425,000, which was payable as follows: 75% ($318,750) in cash in accordance with the Company's standard payroll schedule and 25% ($106,250) payable quarterly in arrears in the form of fully vested shares of Common Stock based on the average daily price of the Common Stock for the quarter immediately preceding and ending on the date of grant.

In 2024, we entered into an amended and restated employment agreement with Mr. Shukla (the “Employment Agreement:”). Pursuant to this agreement, Mr. Shukla will receive an annual salary of $360,000 (the “Base Salary”). In addition, the right to receive fully vested shares of Common Stock granted to Mr. Shukla as part of his 2023 annual base compensation under his employment agreement dated December 2023 was cancelled.

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

In connection with a termination of his employment for any other reason, Mr. Cassaday would only be entitled to receive his already accrued compensation, provided that he would only be entitled to receive his accrued and unpaid bonus in connection with termination for death or disability.

Mr. Cassaday's employment agreement also required him to enter into a restrictive covenants agreement that contains customary covenants, including with respect to certain confidentiality, non-competition, and non-solicitation obligations.

Kendra Bracken-Ferguson

In July 2024, we entered into an employment agreement with Ms. Bracken-Ferguson. Prior to separating from the Company in January 2025, our employment agreement with Ms. Bracken-Ferguson provided for an annual base salary of $300,000, a target bonus of 50% of her annual base salary, and eligibility to participate in our employee benefit plans that are generally available to other employees. In addition, Ms. Bracken-Ferguson’s employment agreement provided that she receive an initial grant of stock options with a grant date fair value of $700,000 and may receive equity awards at time and on terms determined by the compensation committee in its discretion.

On January 20, 2025, the Company and Ms. Bracken-Ferguson mutually agreed that she would no longer serve as the Chief Executive Officer of the Company. In connection with Ms. Bracken-Ferguson’s separation from the Company, she and the Company entered into a separation and release of claims agreement, dated January 24, 2025, pursuant to which Ms. Bracken-Ferguson will receive cash payments in the aggregate amount of $150,000 to be paid in equal installments over six months. All stock options granted to Ms. Bracken-Ferguson were unvested as of the date of her separation from the Company and, accordingly, were forfeited as of such date.

Restrictive Covenant Agreement

Mr. Shukla, Mr. Cassaday, and Ms. Bracken-Ferguson also entered into Restrictive Covenant Agreements, which include customary prohibitions against competition with Carmell and solicitation of Carmell’s customers and employees, both during employment and for two (2) years following any cessation of employment. The Restrictive Covenant Agreement also includes standard provisions relating to the Company’s intellectual property rights and prohibiting the executive from disclosing confidential information. Mr. Shukla, Mr. Cassaday, and Ms. Bracken-Ferguson’s employment agreements are conditioned on continued compliance with his Restrictive Covenant Agreement.

Outstanding Equity Awards at 2024 Fiscal Year-End

The following table sets forth information concerning outstanding equity awards held by each of our NEOs as of December 31, 2024.

Name	Grant Date	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($/share)	Option Expiration Date
Rajiv Shukla	10/09/2023	124,506	302,372	2.880	10/09/2033
	07/26/2024	—	450,000	1.000	07/26/2034
	10/11/2024	—	876,878	0.358	10/11/2034

Bryan Cassaday	07/26/2023	35,417	64,583	3.000	07/26/2033
	05/02/2024	—	20,000	2.050	05/02/2034
	10/11/2024	—	120,000	0.358	10/11/2034

Kendra Bracken-Ferguson	07/30/2024	—	908,893	1.110	07/30/2034
	10/11/2024	—	378,705	0.358	10/11/2034
(1)
Options granted to Mr. Shukla, Mr. Cassaday, and Ms. Bracken-Ferguson vest over four years, with 25% of the option vesting on the one-year anniversary of the grant, with the remaining options vesting thereafter in equal monthly installments over the remaining thirty-six (36) months. All of Ms. Bracken Ferguson’s options were unvested on the effective date of her separation from the Company and, accordingly, were forfeited.

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

The maximum number of shares that may be issued under the 2023 Plan is the sum of: (i) 1,046,408, (ii) an annual increase beginning on January 1, 2024 and each anniversary of such date prior to the termination of the 2023 Plan, equal to the lesser of (a) 4% of the outstanding shares of our Common Stock determined on a fully diluted basis as of the immediately preceding year-end and (b) such smaller number of shares as determined by the Board or compensation committee, and (iii) the shares of Common Stock subject to 2009 Plan awards, to the extent those shares are added into the 2023 Plan by operation of the recycling provisions described below.

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

401(k) Plan

We maintain a tax-qualified retirement plan that provides eligible employees, including our NEOs, with an opportunity to save for retirement on a tax-advantaged basis. Plan participants are able to defer eligible compensation subject to applicable annual limits established by the Internal Revenue Code of 1986, as amended, and any regulations promulgated thereunder. Employees’ pre-tax or Roth contributions are allocated to each participant’s individual account and are then invested in selected investment alternatives according to the participants’ directions. Employees are immediately and fully vested in their contributions. Carmell discretionary contributions to the plan are determined annually by the Board. No discretionary contributions were made to the 401(k) plan during the years ended December 31, 2024 and 2023. Our 401(k) plan is intended to be qualified under Section 401(a) of the Code with our 401(k) plan’s related trust intended to be tax-exempt under Section 501(a) of the Code.

Health and Welfare Benefits

Our NEOs are eligible to participate in our group health and welfare plans that are generally available to all of our employees, including medical, dental, and vision benefits, short-term and long-term disability insurance, and life insurance. In fiscal 2024 and 2023, we did not provide our NEOs with any material benefits or perquisites that were not generally available to all of our employees.

Director Compensation

Non-Employee Director Compensation Policy

Directors who are not employees of the Company are eligible to receive compensation pursuant to our non-employee director compensation policy. Mr. Shukla, our Chairman and Chief Executive Officer, does not receive any compensation from us for his services on our Board.

Following the Business Combination on July 14, 2023, the Board adopted a non-employee director compensation policy retroactive to the date of the Business Combination, under which our non-employee directors are entitled to an annual retainer of $50,000. This retainer is paid in annual installments beginning with the third quarter of 2024. Prior to such time, the retainer was paid on a quarterly basis.

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

2024 Director Compensation Table

The following table presents the total compensation for each person who served as a non-employee director of our Board during fiscal year 2024. Mr. Shukla, our Chairman of the Board and Chief Executive Officer did not receive any compensation from us for his service on the Board during the fiscal year ended December 31, 2024. Mr. Shukla’s compensation during the fiscal year 2024 for his service as an executive officer of the Company is set forth above in “Executive Compensation—2024 Summary Compensation Table.”

	Fees Earned and Payable in Cash	Option Awards	Total
Name	($)	($)(3)	($)
David Anderson (1)	25,000	—	25,000
Scott Frisch	50,000	19,277	69,277
Kathryn Gregory	50,000	19,277	69,277
Gilles Spenlehauer	50,000	19,277	69,277
Patrick Sturgeon (2)	50,000	19,277	69,277
Rich Upton	50,000	19,277	69,277
(1)
David Anderson, a former director, did not stand for re-election at the 2024 Annual Meeting Stockholders, and his compensation reflects his service through the meeting date.
(2)
Mr. Sturgeon does not receive additional compensation for his service as Vice Chairman.
(3)
Please see footnote 5 under the 2024 Summary Compensation Table for more information on the grant date fair value of stock options. As of December 31, 2024, our former non-employee and current non-employee directors held unexercised stock options as follows:

Name(1)	Number of Shares of Common Stock Underlying Unexercised Options
Scott Frisch	153,756
Kathryn Gregory	153,756
Gilles Spenlehauer	153,756
Patrick Sturgeon	153,756
Rich Upton	153,756
(1)
The outstanding stock awards held by Mr. Shukla as of December 31, 2024 are reported under the table under "Outstanding Equity Awards at 2024 Fiscal Year-End" above.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information at 2024 Fiscal Year End

The following table sets forth information with respect to securities authorized for issuance under our equity compensation plans as of December 31, 2024:

Plan Category	(a) Number of Securities to be Issued upon Exercise of Outstanding Options (2)	(b) Weighted-Average Exercise Price of Outstanding Options(3)	(c) Number of Securities Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in column (a) (4)
Equity Compensation Plans Approved by Security Holders (1)	4,414,081	$1.20	257,550
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	4,414,081	$1.20	257,550

(1)
Consists of the 210,530 options under the 2009 Plan and 4,203,551 options under the 2023 Plan. As of the effective date of the 2023 Plan, no new awards were made under the 2009 Plan. For more information regarding the 2009 Plan and 2023 Plan, see Note 13 to the accompanying consolidated financial statements.
(2)
Consists of outstanding stock options, each exercisable for one share of Common Stock.
(3)
Represents the weighted average exercise price of outstanding stock options.
(4)
Consists of shares of Common Stock that were available for future issuance under the 2023 Plan.

Security Ownership of Certain Beneficial Owners, Executive Officers and Directors

The following table sets forth certain information known to us regarding the beneficial ownership of Common Stock as of March 27, 2025 for each of our NEOs, our directors, all of our executive officers and directors as a group, and each person known by us to be the beneficial owner of more than 5% of the outstanding shares of our Common Stock. Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she, or it possesses sole or shared voting or investment power over that security. Under those rules, beneficial ownership includes securities that the individual or entity has the right to acquire, such as through the exercise of warrants or stock options or the vesting of restricted stock units, within 60 days of March 27, 2025. Shares subject to warrants or options that are currently exercisable or exercisable within 60 days of March 27, 2025 or subject to restricted stock units that vest within 60 days of March 27, 2025 are considered outstanding and beneficially owned by the person holding such warrants or options for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Except as noted by footnote, and subject to community property laws where applicable, based on the information provided to us, we believe that the persons and entities named in the table below have sole voting and investment power with respect to all shares shown as beneficially owned by them. Unless otherwise noted, the business address of each of our directors and executive officers is c/o Longevity Health Holdings, Inc., 2403 Sidney Street, Suite 300, Pittsburgh, Pennsylvania 15203. The percentage of beneficial ownership of our shares of Common Stock is calculated based on 30,119,843 shares of Common Stock outstanding as of March 27, 2025.

Name and Address of Beneficial Owners	Number of Shares	% of Class
Directors and Executive Officers
Rajiv Shukla (1)	3,497,626	12%
Scott Frisch (2)	38,029	*
Kathryn Gregory (3)	94,248	*
Gilles Spenlehauer (4)	38,029	*
Patrick Sturgeon (5)	48,483	*
Rich Upton (6) (7)	1,443,491	5%
Bryan Cassaday (8)	55,083	*
Kendra Bracken-Ferguson	—	—
All Directors and Executive Officers as a Group (8 Individuals)	5,214,989	17%
Five Percent Holders
None	—	—

* Less than 1%

(1)
Includes 168,973 shares of Common Stock that may be acquired by Mr. Shukla pursuant to the exercise of stock options within 60 days of March 27, 2025.
(2)
Includes 30,431 shares of Common Stock that may be acquired by Mr. Frisch pursuant to the exercise of stock options within 60 days of March 27, 2025.
(3)
Includes 71,748 shares of Common Stock that may be acquired by Ms. Gregory pursuant to the exercise of stock options within 60 days of March 27, 2025.
(4)
Includes 30,431 shares of Common Stock that may be acquired by Mr. Spenlehauer pursuant to the exercise of stock options within 60 days of March 27, 2025.
(5)
Includes 30,431 shares of Common Stock that may be acquired by Mr. Sturgeon pursuant to the exercise of stock options within 60 days of March 27, 2025.
(6)
Includes 70,472 shares of Common Stock that may be acquired by Mr. Upton pursuant to the exercise of stock options within 60 days of March 27, 2025.
(7)
Includes 1,248,114 shares of Common Stock directly owned by Carmell Series of Harbor Light Direct Investment, LLC and 109,905 shares of Common Stock directly owned by Harbor Light Direct Investment, LP. The business address of the entities listed above is 91 Court Street, Keene, NH 03431. Mr. Upton, a member of the Board, is General Partner at Harbor Light Capital Partners, which is affiliated with the entities listed above. By virtue of this relationship, Mr. Upton may be deemed to share voting and investment power with respect to the shares held of record by the entities listed above. Mr. Upton disclaims any such beneficial ownership except to the extent of his pecuniary interest.
(8)
Includes 50,833 shares of Common Stock that may be acquired by Mr. Cassaday pursuant to the exercise of stock options within 60 days of March 27, 2025.

Change in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change of control of the Company.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Our Audit Committee, pursuant to its written charter, is responsible for reviewing and approving related party transactions to the extent we enter into such transactions. The Audit Committee will consider all relevant factors when determining whether to approve a related party transaction, including whether the related party transaction is on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances and the extent of the related party’s interest in the transaction. These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, executive officer, or employee.

Other than compensation and employment-related arrangements, including those described under the sections entitled “Executive Compensation” and “Director Compensation” in Item 11 and the transactions described below, since January 1, 2023, there has not been, and there is not currently proposed, any transaction or series of similar transactions to which:

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

Private Placements

On April 4, 2024, the Company entered into a securities purchase agreement with certain investors for the sale of an aggregate of 1,331,452 shares of Common Stock for gross proceeds of $3,000,950 (the “2024 Private Placement”). The Company's Chief Executive Officer invested $25,000 in the 2024 Private Placement, purchasing 8,680 shares of Common Stock at a price of $2.88 per share, which was the market price on the closing date of the 2024 Private Placement. In conjunction with the 2024 Private Placement, the Company issued a warrant for 89,787 shares of Common Stock to the placement agent on April 11, 2024. This warrant has an exercise price of $2.81, a term of five years, a fair value of $129,495, and became exercisable on October 11, 2024. In conjunction with the 2024 Private Placement, the Company paid $212,212 in fees and $39,276 in legal costs to the placement agent. Mr. Sturgeon is a managing partner of the placement agent.

On December 23, 2024, the Company entered into a securities purchase agreement with certain investors for the sale of 8,065,210 shares of Common Stock and Common Stock Warrants to purchase up to 8,065,210 shares of Common Stock at an exercise price of $0.23 per share for gross proceeds of $1,851,849 in the 2025 Private Placement. The closing of the 2025 Private Placement occurred on January 2, 2025. On the closing date of the 2025 Private Placement, the Company issued a warrant to purchase up to 556,195 shares of Common Stock to the placement agent. This warrant has an exercise price of $0.23, a term of five years and becomes exercisable on the six-month anniversary of its issuance. In conjunction with the 2025 Private Placement, the Company paid $127,925 in fees and $60,000 in legal costs to the placement agent. Mr. Sturgeon is a managing partner of the placement agent.

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

Forward Purchase Agreement

On July 9, 2023, Alpha and each of Meteora Special Opportunity Fund I, LP (“MSOF”), Meteora Capital Partners, LP (“MCP”) and Meteora Select Trading Opportunities Master, LP (“MSTO”) (with MCP, MSOF, and MSTO collectively as the “Sellers” or “Meteora”) entered into a forward purchase agreement (the “FPA”) providing for an over-the-counter prepaid equity forward transaction relating to the Common Stock. Pursuant to the terms of the FPA, at the closing of the Business Combination, the Sellers purchased directly from the stockholders of Alpha 1,705,959 shares of Class A Common Stock (the “Recycled Shares”) at a price of $10.28 per share (the “Initial Price”), which is the price equal to the redemption price at which holders of Class A Common Stock were permitted to redeem their shares in connection with the Business Combination.

In accordance with the terms of the FPA, at the Closing Date, the Company paid to the Sellers an aggregate cash amount of $17,535,632, which was equal to the product of (a) the Recycled Shares and (b) the Initial Price. The settlement date was to be the earliest to occur of (a) the first anniversary of the Closing Date and (b) after the occurrence of (i) a Delisting Event (as defined in the FPA) or (ii) a Registration Failure (as defined in the FPA), upon the date specified by Meteora in a written notice delivered to the Company at Meteora’s discretion. Any Recycled Shares not sold in accordance with the early termination provisions described below will incur a $0.50 per share termination fee payable by the Company to Meteora at settlement. The FPA is recorded at fair value, with changes in fair value recognized in the consolidated statements of operations.

In August 2024, the Company and Meteora amended the settlement method provision of the FPA from physical settlement to cash settlement (the “2024 FPA”). At the end of the Valuation Period (as defined in the amended FPA), a cash amount payable to the Company will equal the number of unsold Recycled Shares multiplied by the volume weighted daily volume-weighted price over the Valuation Period a settlement adjustment equal to the number of unsold recycled shares multiplied by $0.75. If the net settlement amount is negative, no amounts are due to or from the Company. Due to the nature of the changes in the terms of the FPA, the amendment was deemed to be a new contract. As such, the Company recognized a loss of $254,664 on the termination of the original FPA in 2024, which is included in loss on forward purchase agreement in the consolidated statements of operations.

No Recycled Shares were sold pursuant to the FPA, and the Valuation Period terminated in October 2024 with no amounts due to or from the Company.

On July 9, 2023, in connection with the Forward Purchase Agreement, the Seller entered into a Non-Redemption Agreement with Alpha, pursuant to which the Seller agreed not to exercise redemption rights under the Charter with respect to an aggregate of 100,000 Shares.

Related Party Loans

As of the Merger Closing Date, AxoBio had several promissory notes outstanding to Burns Ventures, with total principal outstanding of $5,610,000, which are referred to herein as the Burns Notes. The owner of Burns Ventures was a former stockholder of AxoBio. Interest on the Burns Notes was payable quarterly at a fixed interest rate of 7.00%. The Burns Notes required no monthly payments and were due in full on their maturity date of December 31, 2024. As of December 31, 2023 and the closing date of the AxoBio Disposition, there was $5,610,000 of principal and $98,982 and $89,448, respectively, of accrued interest outstanding related to the Burns Notes.

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

Independent Directors

Applicable rules of Nasdaq require a majority of a listed company’s board of directors to be comprised of independent directors within one year of listing. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which, in the opinion of the Board, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our Board has determined that Scott Frisch, Kathryn Gregory, Gilles Spenlehauer, Patrick Sturgeon, and Rich Upton are independent as that term is defined in applicable Nasdaq and SEC rules. In making its determinations, our Board has concluded that none of these directors has an employment, business, family or other relationship which, in the opinion of our Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. We expect that our independent directors will meet in executive session (without the participation of executive officers or other non-independent directors) at least two times each year.

Item 14. Principal Accounting Fees and Services.

The following is a summary and description of fees incurred by Adeptus Partners, LLC (PCAOB ID: 3686) (“Adeptus”) located in Ocean, New Jersey for the fiscal years ended December 31, 2024 and 2023.

Year Ended
Fee Category	December 31, 2024	December 31, 2023
Audit Fees (1)	$ 95,000	$ 167,000
Audit Related Fees (2)	—	—
Tax Fees (3)	—	—
All Other Fees (4)	—	—
Total	$ 95,000	$ 167,000
(1)
Consists of fees for services related to the audit of the Company’s consolidated financial statements, quarterly reviews of the Company’s unaudited interim consolidated financial statements, and consultation on significant accounting matters.
(2)
Audit-related fees include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Adeptus for consultations concerning financial accounting and reporting standards for the fiscal years ended December 31, 2023 or 2024.
(3)
We did not pay Adeptus for tax planning and tax advice for the years ended December 31, 2023 or 2024.
(4)
We did not pay Adeptus for other services for the years ended December 31, 2023 or 2024.

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
(2)
List of Financial Statement Schedules: All financial statement schedules have been omitted because they are not applicable, not required, or the information required is shown in the financial statements or notes thereto.
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

2.4†

Asset Purchase Agreement, dated December 31, 2024, by and among Carmell Corporation, Cutis Cura Corporation, PMGC Holdings Inc. and Elevai Skincare, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 3, 2025).

3.1	Third Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 20, 2023).
3.2

Certificate of Amendment to Third Amended and Restated Certificate of Incorporation, effective August 1, 2023 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 1, 2023).

3.3

Certificate of Amendment to Third Amended and Restated Certificate of Incorporation, effective March 5, 2025 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 10, 2025).

3.4	Bylaws of Longevity Health Holdings, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the SEC on March 10, 2025).
4.1	Description of Securities (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the SEC on April 1, 2024).
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

4.4	Form of Common Stock Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 31, 2024).
4.5	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 31, 2024).
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
10.4+

Form of Grant Agreement under 2023 Equity Incentive Plan of Carmell Therapeutics Corporation (incorporated by reference Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2024.

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

10.14+

Amended and Restated Executive Employment Agreement between Carmell Corporation and Rajiv Shukla, dated August 10, 2024 (incorporated by referenced to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2024).

10.15+

Employment Agreement, dated July 23, 2024, by and between Carmell Corporation and Kendra Bracken-Ferguson (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 29, 2024).

10.16+

Separation and Release of Claims Agreement, dated January 24, 2025, by and between Carmell Corporation and Kendra Bracken-Ferguson (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 24, 2025).

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
10.19

Forward Purchase Agreement Confirmation Amendment, dated as of August 6, 2024, by and among Meteora Special Opportunity Fund I, LP, Meteora Capital Partners, LP, Meteora Select Trading Opportunities Master, LP and Carmell Corporation (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2024).

10.20†

Membership Interest Purchase Agreement, effective March 20, 2024, by and among Carmell Corporation, Axolotl Biologix, LLC, Burns Ventures, LLC, H. Rodney Burns, AXO XP, LLC, and Protein Genomics, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 26, 2024).

10.21	Non-Redemption Agreement, dated July 9, 2023 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 10, 2023).
10.22	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 4, 2024).
10.23	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 31, 2024).
14.1#*	Longevity Health Holdings, Inc. Business Conduct and Ethics
19.1*	Longevity Health Holdings, Inc. Insider Trading Policy
21.1*	Subsidiaries of Longevity Health Holdings, Inc.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules` 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Longevity Health Holdings, Inc. Compensation Recovery Policy (incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K filed with the SEC on April 1, 2024).
Exhibit 101:
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

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

# The Registrant’s Code of Business Conduct and Ethics is posted to its corporate website, www.healthxage.com. A copy of the code can also be obtained by submitting a written request to the Registrant at 2403 Sidney Street, Suite 300, Pittsburgh, PA 15203 or by email to ethics@healthxage.com.

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

Longevity Health Holdings, Inc.

Date: March 31, 2025	By:	/s/ Rajiv Shukla
Name: Rajiv Shukla
Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: March 31, 2025	By:	/s/ Bryan J. Cassaday
Name: Bryan J. Cassaday
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Rajiv Shukla	Chief Executive Officer and Chairman	March 31, 2025
Rajiv Shukla	(Principal Executive Officer)

/s/ Bryan Cassaday	Chief Financial Officer	March 31, 2025
Bryan Cassaday	(Principal Financial and Accounting Officer)

/s/ Scott Frisch	Director	March 31, 2025
Scott Frisch

/s/ Kathryn Gregory	Director	March 31, 2025
Kathryn Gregory

/s/ Gilles Spenlehauer	Director	March 31, 2025
Gilles Spenlehauer

/s/ Patrick Sturgeon	Director	March 31, 2025
Patrick Sturgeon

/s/ Richard Upton	Director	March 31, 2025
Richard Upton