Form 10-Q
period 2025-03-31
Longevity Health Holdings, Inc.
filed 2025-05-15
CIK 1842939

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-40228

LONGEVITY HEALTH HOLDINGS, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	86-1645738
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2403 Sidney Street, Suite 300 Pittsburgh, Pennsylvania	15203
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (919) 313-9633

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	XAGE	The Nasdaq Stock Market LLC
Redeemable Warrants, each whole warrant exercisable for one share of Common Stock at an exercise price of $345.00	XAGEW	The Nasdaq Stock Market LLC

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

As of May 12, 2025, the registrant had 1,003,995 shares of common stock, $0.0001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

LONGEVITY HEALTH HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2025	2024
	(unaudited)
ASSETS
Current assets:
Cash	$770,047	$157,139
Accounts receivable	94,753	4,096
Inventory	1,379,640	108,705
Prepaid expenses	246,899	297,462
Deferred offering costs	—	86,314
Income taxes receivable	301,838	301,838
Total current assets	2,793,177	955,554
Operating lease right of use asset	386,844	384,879
Property and equipment, net of accumulated depreciation of $724,470 and $701,655, respectively	138,709	113,906
Intangible assets, net of accumulated amortization of $52,242 and $51,105, respectively	18,504	19,641
Total assets	$3,337,234	$1,473,980

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$4,598,791	$4,058,091
Accrued interest	1,175,845	1,175,845
Accrued expenses and other liabilities	476,911	313,713
Loans payable	119,409	241,158
Consideration payable	67,742	—
Earnout liabilities	46,642	—
Operating lease liability	113,573	87,898
Total current liabilities	6,598,913	5,876,705
Long-term liabilities:
Earnout payable, net of current portion	254,991	—
Operating lease liability, net of current portion	288,615	309,937
Total liabilities	7,142,519	6,186,642

Commitments and contingencies (see Note 9)

Stockholders’ deficit:
Series A convertible voting preferred stock, $0.0001 par value; -0- and 4,243 shares authorized, -0- shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	—	—
Common stock, $0.0001 par value, 250,000,000 shares authorized, and 1,003,995 and 696,847 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	100	70
Additional paid-in capital	66,572,144	64,158,930
Accumulated deficit	(70,377,529)	(68,871,662)
Total stockholders’ deficit	(3,805,285)	(4,712,662)
Total liabilities and stockholders’ deficit	$3,337,234	$1,473,980

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LONGEVITY HEALTH HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended March 31, 2025 and 2024

(Unaudited)

	2025	2024
Gross sales	$534,943	$—
Discounts and allowances	(24,590)	—
Net sales	510,353	—
Cost of sales	240,530	—
Gross profit	269,823	—

Operating expenses:
Selling and marketing	280,549	—
Research and development	196,912	429,420
General and administrative	1,275,161	927,394
Depreciation and amortization of intangible assets	23,952	23,531
Total operating expenses	1,776,574	1,380,345
Loss from operations	(1,506,751)	(1,380,345)

Other income (expense):
Other income	5,877	9,054
Interest expense	(4,993)	(11,566)
Amortization of debt discount	—	(13,468)
Loss on forward purchase agreement	—	(2,156,837)
Total other income (expense)	884	(2,172,817)
Loss from continuing operations before income taxes	(1,505,867)	(3,553,162)

Income tax benefit	—	—

Loss from continuing operations	(1,505,867)	(3,553,162)

Loss from discontinued operations	—	(1,252,276)
Gain on sale of discontinued operations	—	1,534,479
Net loss	$(1,505,867)	$(3,270,959)

Net loss per common share - basic and diluted:
Net loss from continuing operations	$(1.52)	$(4.65)
Discontinued operations, net of tax	—	0.37
Net loss per common share	$(1.52)	$(4.28)

Weighted average of common shares outstanding - basic and diluted	991,210	763,839

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LONGEVITY HEALTH HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the Three Months Ended March 31, 2025 and 2024

(Unaudited)

	Series A Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit
	Shares	Amount	Shares	Amount			Total
Balance at January 1, 2024	4,243	$1	769,686	$77	$83,252,333	$(58,503,401)	$24,749,010
Common Stock issued in connection with Notes	—	—	3,861	1	374,999	—	375,000
Stock received from AxoBio Disposition	(4,243)	(1)	(128,178)	(13)	(23,456,165)	—	(23,456,179)
Stock-based compensation expense	—	—	—	—	211,469	—	211,469
Net loss	—	—	—	—	—	(3,270,959)	(3,270,959)
Balance at March 31, 2024	—	$—	645,369	$65	$60,382,636	$(61,774,360)	$(1,391,659)

Balance at January 1, 2025	—	$—	696,847	$70	$64,158,930	$(68,871,662)	$(4,712,662)
Common Stock issued	—	—	268,840	26	1,637,584	—	1,637,610
Common Stock issued in Elevai Acquisition	—	—	38,308	4	660,801	—	660,805
Stock-based compensation expense	—	—	—	—	114,829	—	114,829
Net loss	—	—	—	—	—	(1,505,867)	(1,505,867)
Balance at March 31, 2025	—	$—	1,003,995	$100	$66,572,144	$(70,377,529)	$(3,805,285)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LONGEVITY HEALTH HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2025 and 2024

(Unaudited)

	2025	2024
Cash flows from operating activities:
Net loss from continuing operations	$(1,505,867)	$(3,553,162)
Loss from discontinued operations, net of tax	—	(1,252,276)
Gain on sale of discontinued operations	—	1,534,479
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of discontinued operations	—	(1,534,479)
Stock-based compensation	114,829	211,469
Depreciation and amortization of intangible assets	23,952	23,531
Amortization of right of use assets	49,756	34,039
Amortization of debt discount	—	13,468
Loss on forward purchase agreement	—	2,156,837
Changes in operating assets and liabilities:
Accounts receivable	(14,102)	—
Inventory	15,204	—
Prepaid expenses	145,130	229,944
Other current assets	—	(17,563)
Assets available for sale	—	4,662,980
Accounts payable	317,040	(133,764)
Accrued expenses and other liabilities	149,392	(1,027,089)
Lease liability	(48,287)	(34,849)
Liabilities available for sale	—	(2,389,343)
Net cash used in operating activities	(752,953)	(1,075,778)

Cash flows from investing activities
Cash paid for Elevai Acquisition transaction costs	(150,000)	—
Cash paid in AxoBio Disposition	—	(748,796)
Net cash used in investing activities	(150,000)	(748,796)

Cash flows from financing activities:
Proceeds from issuance of Common Stock, net of costs	1,637,610	—
Payment of loans	(121,749)	(227,264)
Proceeds from issuance of loans and related warrants	—	31,538
Net cash provided by (used in) financing activities	1,515,861	(195,726)

Net (decrease) increase in cash	612,908	(2,020,300)
Cash - beginning of the period	157,139	2,912,461
Cash - end of the period	$770,047	$892,161

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LONGEVITY HEALTH HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

For the Three Months Ended March 31, 2025 and 2024

(Unaudited)

	2025	2024
Supplemental cash flow information:
Interest paid	$4,993	$11,566
Income taxes paid	—	—

Non-cash financing activity:
Fair value of shares issued in Elevai Acquisition	$660,805	$—
Consideration payable in Elevai Acquisition	67,742
Earnout liabilities in Elevai Acquisition	301,633
Fair value of shares received in AxoBio Disposition	—	23,456,179
Net assets sold in AxoBio Disposition	—	21,921,697
Common Stock issued in connection with conversion of Notes	—	375,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LONGEVITY HEALTH HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — NATURE OF THE ORGANIZATION AND BUSINESS

Longevity Health Holdings, Inc., a Delaware corporation (the “Company”), is a bio-aesthetics company focused on longevity and healthy aging. The Company has two cosmetic product lines, Carmell SecretomeTM and Elevai ExosomesTM, that support skin and hair health. All of the Company’s cosmetic skincare and haircare products are tailored to meet the demanding technical requirements of professional care providers and discerning retail consumers. The Company sells its products in the United States through three distinct channels, including business-to-business, direct-to-consumer and distributor sales channels. The Company's operations are based in Pittsburgh, Pennsylvania. The Company operates as a single segment, and all of its operations are located in the United States. The Company's common stock, par value $0.0001 per share (the “Common Stock”), and Redeemable Warrants, each whole warrant exercisable for one share of Common Stock at an exercise price of $345.00, trade on The Nasdaq Capital Market under the ticker symbols “XAGE” and “XAGEW”, respectively.

Reverse Stock Split

Effective as of 9 a.m. Eastern Time on May 12, 2025 (the “Effective Time”), the Company effected a reverse stock split of its Common Stock at a ratio of 1:30 (the “Reverse Stock Split”). At the Effective Time, every 30 shares of Common Stock issued and outstanding immediately prior to the Effective Time were automatically combined into one issued and outstanding share of Common Stock without any change in the par value per share or the total number of authorized shares. The Reverse Stock Split reduced the number of outstanding shares of the Common Stock from approximately 30.1 million shares to approximately 1 million shares. Proportional adjustments were made to the number of shares of Common Stock issuable upon exercise of the Company's outstanding stock options and warrants, as well as the applicable exercise prices, and to the number of shares issuable under the Company’s 2023 Equity Incentive Plan. All share and per share numbers and amounts in this Quarterly Report on Form 10-Q (this “Form 10-Q”) have been restated to reflect the Reverse Stock Split.

Elevai Acquisition

On January 16, 2025 (the “Closing Date”), the Company completed, through its wholly owned subsidiary, Elevai Skincare, Inc. (formerly Cutis Cura Corporation), a Delaware corporation (“Buyer”), the acquisition of substantially all of the assets (the “Purchased Assets”), and assumption of certain of the liabilities (the “Assumed Liabilities”), of PMGC Holdings Inc., a Nevada corporation and successor to Elevai Labs Inc., a Delaware corporation (“Parent”), and PMGC Impasse, Inc. (formerly Elevai Skincare, Inc.), a Delaware corporation and a wholly owned subsidiary of Parent (“Seller”), related to the Seller’s skincare and haircare business, hereinafter referred to as “Elevai Skincare”, pursuant to an Asset Purchase Agreement, dated as of December 31, 2024 (the “Asset Purchase Agreement”), by and among the Company, Buyer, Parent and Seller (the “Elevai Acquisition”).

Upon the closing of the Elevai Acquisition (the “Closing”), the purchase consideration consisted of (i) 38,308 shares of Common Stock issued by the Company to Seller (the “Closing Shares”) at the Closing, as well as 3,927 additional shares of Common Stock to be withheld by the Company for 12 months after the Closing to secure the indemnification obligations of Seller and Parent under the Asset Purchase Agreement; (ii) Buyer’s assumption of the Assumed Liabilities; and (iii) $56,525 in cash to be paid within 60 days following the sale by Buyer of all 7,500 units of the Enfinity product and 20,000 tubes of the Empower product included in the Purchased Assets as of the Closing. Following the Closing, Buyer will pay the following additional earnout consideration for the Purchased Assets, if and when payable: (a) Buyer will pay to Seller, for each year ending on the anniversary of the Closing Date during the five-year period following the Closing, an amount, if any, equal to 5% of the Net Sales (as defined in the Asset Purchase Agreement) of Buyer generated during such year from Seller’s existing products as of the Closing (the “Royalties”); and (b) Buyer will pay to Seller a one-time payment of $500,000 if Buyer achieves $500,000 in net revenue from sales of Seller’s existing hair and scalp products as of the Closing on or before the 24-month anniversary of the Closing Date.

Private Placement

On December 23, 2024, the Company entered into a securities purchase agreement with certain investors named therein (the “Purchasers”), pursuant to which the Company agreed to sell and issue to the Purchasers, at the PIPE Closing (as defined below), (i) an aggregate of 268,840 shares of Common Stock at an offering price of $6.90 per share, and (ii) warrants to purchase up to an aggregate of 268,840 shares of Common Stock at an exercise price of $6.90 per share (the “Common Stock Warrants”) in a private placement (the “2025 Private Placement”). The closing of the 2025 Private Placement (the “PIPE Closing”) occurred on January 2, 2025. The Common Stock Warrants became exercisable on March 25, 2025 and have a term of five years from the issuance thereof.

The aggregate gross proceeds for the 2025 Private Placement were approximately $1.85 million, before deducting fees of $0.19 million paid to the Placement Agent and other offering expenses of $0.03 million payable by the Company.

Upon the PIPE Closing, the Company issued warrants to purchase up to 18,540 shares of Common Stock to the sole placement agent for the 2025 Private Placement (the “Placement Agent”). These warrants have an exercise price of $6.90, a term of five years, and become exercisable on the six-month anniversary of their issuance. The fair value of the placement agent warrants was approximately $310,000. A member of the Company's board of directors is a managing partner of the Placement Agent.

Risks and Uncertainties

Disruption of global financial markets and a recession or market correction, including the Russia-Ukraine war and the related sanctions imposed against Russia, the Israel-Hamas war and related tensions in the Middle East, geopolitical tensions between the United States and China, the imposition of tariffs and other trade restrictions by the U.S. government and foreign governments and related trade tensions, and other global macroeconomic factors, such as inflation and high interest rates, could reduce the Company’s ability to access capital, which could, in the future, negatively affect the Company’s liquidity and could materially affect the Company’s business and the value of its Common Stock.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024. The accompanying unaudited condensed consolidated financial statements include all adjustments that are of a normal recurring nature and necessary for the fair presentation of the results for the interim periods presented. Results for interim periods are not necessarily indicative of results to be expected for the full year.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies, but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company, which is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period, difficult or impossible because of the potential differences in accounting standards used.

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

Elevai Acquisition

The Elevai Acquisition is accounted for as an asset purchase as it did not meet the screening test under GAAP to be considered a business in accordance with Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 805, Business Combinations (“ASC 805”). As such, the Purchased Assets and the Assumed Liabilities are recognized at fair value, with the excess of the fair value of the purchase consideration allocated to the non-financial assets acquired.

The allocation of the purchase consideration requires management to make significant estimates in determining the fair values of assets acquired and liabilities assumed. These estimates are based on information obtained from management of the acquired companies and historical experience. These estimates can include, but are not limited to, the cash flows that an asset is expected to generate in the future and the cost savings expected to be derived from acquiring an asset. These estimates are inherently uncertain and unpredictable, and if different estimates were used, the purchase consideration for the acquisition could be allocated to the acquired assets and liabilities differently from the allocation that the Company has made.

Discontinued Operations

On March 26, 2024, the Company completed the AxoBio Disposition as described in Note 13. In accordance with ASC 205, Presentation of Financial Statements, Discontinued Operations, Other Presentation Matters (“ASC 205”), the assets and liabilities of AxoBio (as defined in Note 13) are classified as available for sale on the accompanying unaudited condensed consolidated balance sheets, and the results of its operations are reported as discontinued operations in the accompanying unaudited condensed consolidated statements of operations.

Segment Reporting

ASC Topic No. 280, Segment Reporting (“ASC 280”), establishes standards for the way that public business enterprises report information about operating segments in their unaudited condensed consolidated financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. ASC 280 also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company’s business segments are based on the organization structure used by the chief operating decision maker for making operating and investment decisions and for assessing performance. Our chief executive officer, who is our chief operating decision maker, views the Company’s operations and manages its business in one operating segment, which is principally the business of development and commercialization of bio-aesthetic products.

Cash and Cash Equivalents

Cash includes cash on hand and demand deposit accounts, and cash equivalents include highly liquid instruments with maturities of three months or less. Cash and cash equivalents are held by financial institutions and are federally insured up to certain limits. At times, the Company’s cash and cash equivalents balance exceeds the federally insured limits, which potentially subjects the Company to concentrations of credit risk. For the three months ended March 31, 2025 and 2024, the Company has experienced no losses related to its cash and cash equivalents that exceed federally insured deposit limits, and as of March 31, 2025, the Company had $185,803 of cash balances in excess of such limits. As of March 31, 2025 and December 31, 2024, the Company had cash equivalents of $25,455 and $25,374, respectively.

Accounts Receivable

Accounts receivable are recorded at the original invoice amount. Receivables are considered past due based on the contractual payment terms. The Company reserves a percentage of its trade receivable balance based on collection history and current economic trends that it expects will impact the level of credit losses over the life of the Company’s receivables. These reserves are re-evaluated on a regular basis and adjusted as needed. Once a receivable is deemed to be uncollectible, such balance is charged against the reserve. The Company had no reserve related to the potential likelihood of not collecting its receivables as of March 31, 2025 and December 31, 2024.

Inventory

The Company’s inventory consists of raw materials, work-in-process, and finished goods and is stated at the lower of cost or net realizable value. Cost is calculated by applying the average cost method. The Company regularly reviews inventory quantities on hand and writes down to its net realizable value any inventory that it believes to be impaired. Management considers forecast demand in relation to the inventory on hand, the competitiveness of product offerings, market conditions, and product life cycles when determining excess and obsolescence and net realizable value adjustments. The Company had no reserve for obsolescence as of March 31, 2025 and December 31, 2024.

Deferred Offering Costs

The Company complies with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A, Expenses of Offering. ASC 340-10-S99-1 states that specific incremental costs directly attributable to a proposed or actual offering of equity securities incurred prior to the effective date of the offering may be deferred and charged against the gross proceeds of the offering when the offering occurs. As of December 31, 2024, the Company capitalized deferred offering costs of $86,314 related to the 2025 Private Placement as detailed in Note 11.

Forward Purchase Agreement

In July 2023, the Company entered into a forward purchase agreement (the “FPA”) with each of Meteora Special Opportunity Fund I, LP (“MSOF”), Meteora Capital Partners, LP (“MCP”), and Meteora Select Trading Opportunities Master, LP (“MSTO”) (with MCP, MSOF, and MSTO collectively as the “Sellers” or “Meteora”) providing for an over-the-counter prepaid equity forward transaction relating to 56,865 shares of Common Stock. The FPA was recorded at fair value, with changes in fair value recognized in the unaudited condensed consolidated statements of operations. In August 2024, the Company and Meteora amended the settlement method provision of the FPA from physical settlement to cash settlement (the FPA as amended, the “2024 FPA” and the amendment to the FPA, the “FPA Amendment”). At the end of the Valuation Period (as defined in the 2024 FPA), a cash amount payable to the Company would equal the number of unsold shares multiplied by the daily volume-weighted average price over the Valuation Period, less a settlement adjustment equal to the number of unsold recycled shares multiplied by $22.50. If the net settlement amount was negative, no amounts were due to or from the Company. No shares were sold pursuant to the 2024 FPA, and the Valuation Period terminated in October 2024 with no amounts due to or from the Company.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Maintenance and repair charges are expensed as incurred. Fixed assets are depreciated under the straight-line method using the following estimated useful lives:

•
Equipment – 5-7 years
•
Leasehold improvements – The lesser of 10 years or the remaining life of the lease
•
Furniture and fixtures – 7 years

Intangible Assets

Finite-lived intangible assets are related to patent costs directly associated with the submission of Company patent applications. These intangible assets are carried at cost and amortized based on an estimated economic benefit period of 16 years. Gross patent costs of $70,746 as of March 31, 2025 and December 31, 2024 are being amortized on a straight-line basis over the patent term and are stated net of accumulated amortization of $52,242 and $51,105, respectively. The Company evaluates finite-lived intangible assets for impairment by assessing the recoverability of these assets whenever adverse events or changes in circumstances or business climate indicate that expected undiscounted future cash flows related to such intangible assets may not be sufficient to support the net book value of such assets. An impairment charge is recognized in the period of identification to the extent the carrying amount of an asset exceeds the fair value of such asset. Significant judgments required in assessing the impairment of intangible assets include the assumption that the Company only has a single reporting unit, identifying whether events or changes in circumstances require an impairment assessment, estimating future cash flows, determining appropriate discount and growth rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value and whether an impairment exists and, if so, the amount of that impairment. No asset impairment was recognized during the three months ended March 31, 2025 and 2024, and amortization expense totaled $1,137 and $1,132 during the three months ended March 31, 2025 and 2024, respectively.

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
•
Allocation of the transaction price to the performance obligations in the contract
•
Recognition of revenue when, or as, the Company satisfies a performance obligation

The Company primarily sells its products to customers within the United States. Revenues from these product sales are recognized when the customer obtains control of the product, which occurs at a point in time, typically upon shipment, at a standard transaction price for the specific product sold.

The Company has elected to apply the significant financing practical expedient, as allowed under ASC 606. As a result, the Company does not adjust the promised amount of consideration in a customer contract for the effects of a significant financing component when the period of time between when the Company transfers a promised good or service to a customer and when the customer pays for the good or service will be one year or less. The Company has standard payment terms that generally require payment within approximately 30 days. The Company had no material contract assets, contract liabilities, or deferred contract costs recorded as of March 31, 2025 and December 31, 2024. The Company expenses costs to obtain a contract as incurred when the amortization period is less than one year.

Cost of Sales

Cost of sales is comprised of all costs to manufacture or purchase our products, third-party logistics and distribution costs, including packaging, freight, transportation, shipping and handling costs, and inventory adjustments due to expiring products, if any. Cost of sales also includes the Royalties on the sale of Elevai's products.

Selling and Marketing Expenses

Selling and marketing expenses are recognized as incurred and consist primarily of advertising costs, commissions and distribution and marketing costs. For the three months ended March 31, 2025 and 2024, sales and marketing expenses totaled $280,549 and $0, respectively.

Research and Development Expenses

Research and development expenses are expensed as incurred and consist principally of internal and external costs, including personnel costs, laboratory supplies and consumables, and external testing services.

Income Taxes

The Company accounts for income taxes in accordance with ASC 740, Income Taxes (“ASC 740”). Under ASC 740, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2025 and December 31, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position.

Net Loss Per Share

The Company computes net loss per share in accordance with ASC 260, Earnings per Share. The Company computes basic loss per share by dividing the loss attributable to holders of Common Stock for the period by the weighted average number of shares of Common Stock outstanding during the period. The Company’s options, warrants and preferred stock could potentially be exercised or converted into Common Stock and then share in the earnings of the Company. However, these instruments were excluded when calculating diluted loss per share because such inclusion would be anti-dilutive for the periods presented. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

Potentially dilutive securities not included in diluted weighted average shares outstanding for the three months ended March 31, 2025 and 2024, consist of the following (in common stock equivalents):

	March 31,
	2025	2024
Common Stock options	104,216	45,784
Common Stock warrants	442,078	153,925
Promissory Notes (if converted)	—	6,165
Total Common Stock equivalents	546,294	205,874

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

The carrying value of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, and consideration payable approximate fair value because of the short-term nature of such instruments. Under the fair value hierarchy, cash and cash equivalents are classified as Level 1.

Other financial assets and liabilities are categorized based on a hierarchy of inputs as follows:

	March 31, 2025		December 31, 2024		Fair Value
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Input Hierarchy
Money market accounts	$25,455	$25,455	$25,374	$25,374	Level 1
Earnout liabilities	301,633	301,633	—	—	Level 3

Changes in the fair value of Level 3 financial liabilities for the three months ended March 31, 2025 are as follows:

Earnout Liabilities:
Balance, beginning of year	$—
Initial recognition	301,633
Change in fair value	—
Balance, end of period	$301,633

In connection with the Elevai Acquisition, the Seller is entitled to a $56,525 cash earnout to be paid within 60 days following the sale certain inventory as described in Note 4. In addition, the Buyer will pay to Seller a one-time payment of $500,000 if Buyer achieves $500,000 in net revenue from sales of Seller’s existing hair and scalp products as described in Note 4.

The fair value of the earnout liability associated with the sale of inventory was estimated using the following assumptions:

	January 16, 2025	March 31, 2025
Discount rate	21%	21%
Probability of milestone achievement	100%	100%
Expected term (in years)	1.00	0.79

The fair value of the earnout liability associated with the hair and scalp products was estimated using the following assumptions:

	January 16, 2025	March 31, 2025
Discount rate	21%	21%
Probability of milestone achievement	75%	75%
Expected term (in years)	2.00	1.79

NOTE 3 — GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

The unaudited condensed consolidated financial statements were prepared under the assumption that we would continue our operations as a going concern, which contemplates the realization of assets and the satisfaction of liabilities during the normal course of business. The Company had negative net working capital of $3,805,736 as of March 31, 2025, and a net loss from continuing operations of $1,505,867, and negative net cash flow from operations of $752,953 for the three months ended March 31, 2025.

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

As more fully described in Note 11, the Company closed an offering of Common Stock and Common Stock Warrants on January 2, 2025 in the 2025 Private Placement, resulting in gross proceeds to the Company of approximately $1.85 million. In addition, the Company closed on the acquisition of the operating assets of Elevai Skincare in the Elevai Acquisition on January 16, 2025, as more fully described in Note 4. Elevai Skincare’s skincare and haircare products generated revenue of approximately $2.5 million in 2024.

The Company has also refocused its research and development efforts on cosmetic skincare products that have near-term commercial potential, reprioritized research and development, and ceased clinical studies of product candidates that will take more than a year to commercialize. The Company is also exploring the out-licensing of certain research and development programs to enhance its liquidity. In the third quarter of 2023 and the first quarter of 2024, the Company significantly reduced its operating expenses going forward by terminating certain executives serving as part-time consultants and full-time employees in non-core areas or overlapping business functions. In addition, the Company terminated a lease on redundant facility space in August 2024.

NOTE 4 — ELEVAI ACQUISITION

The Elevai Acquisition is accounted for as an asset purchase as it did not meet the screening test under GAAP to be considered a business pursuant to ASC 805. As such, the Purchased Assets and the Assumed Liabilities are recognized at fair value, with the excess of the fair value of the purchase consideration allocated to the non-financial assets acquired. For purposes of estimating the fair value, where applicable, of the assets acquired and liabilities assumed as reflected in the unaudited condensed consolidated financial information, the Company has applied the guidance in ASC 820, Fair Value Measurements and Disclosures (“ASC 820”), which establishes a framework for measuring fair value. In accordance with ASC 820, fair value is an exit price and is defined as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.”

The consideration in the Elevai Acquisition (the “Elevai Consideration”) consisted of the following:

Common Stock - 38,308 shares issued	$660,805
Common Stock - 3,927 shares withheld	67,742
Earnout liabilities	301,633
Estimated costs related to acquisition	150,000
Total estimated value of consideration transferred	$1,180,180

In connection with the Elevai Acquisition, the Seller is entitled to $56,525 in cash to be paid within 60 days following the sale by Buyer of all 7,500 units of the Enfinity product and 20,000 tubes of the Empower product included in the Purchased Assets as of the Closing. Following the Closing, the Company will also pay the following additional earnout consideration for the Purchased Assets, if and when payable: (a) Buyer will pay to Seller the Royalties and (b) Buyer will pay to Seller a one-time payment of $500,000 if Buyer achieves $500,000 in net revenue from sales of Seller’s existing hair and scalp products as of the Closing on or before the 24-month anniversary of the Closing Date (the “Elevai Earnout”).

In accordance with ASC 815-40, as the Elevai Earnout was not indexed to the Common Stock, it was accounted for as a liability at the Closing and is subsequently remeasured at each reporting date with changes in fair value recorded as an adjustment to the Purchased Assets.

The total purchase consideration transferred in the Elevai Acquisition has been allocated to the Purchased Assets and Assumed Liabilities based on their fair values at the acquisition date. The allocation of the purchase consideration was as follows:

Accounts receivable	$76,555
Inventory	1,286,139
Prepaid expenses and deposits	94,567
Right of use asset	51,721
Property and equipment	47,618
Total assets	1,556,600
Accounts payable	309,974
Customer deposits	13,806
Operating lease liability	52,640
Net assets to be acquired	$1,180,180

The Company estimated the fair value of the acquired inventories based on the selling price less costs to sell and recorded the fair value step-up of approximately $410,145 at the Closing Date. The fair value step-up is recognized in cost of sales as the related products sold.

The Company determined that the Elevai Acquisition was deemed significant to the Company in accordance with Rule 3-05 of Regulation S-X. As required by ASC 805, the following unaudited pro forma statements of operations for the three months ended March 31, 2025 and 2024 give effect to the Elevai Acquisition as if it had been completed on January 1, 2024. The unaudited pro forma financial information below is presented for illustrative purposes only and is not necessarily indicative of what the operating results actually would have been during the periods presented had the Elevai Acquisition been completed during the periods presented. In addition, the unaudited pro forma financial information does not purport to project future operating results. The pro forma statements of operations do not fully reflect: (i) any anticipated synergies (or costs to achieve synergies) or (ii) the impact of non-recurring items directly related to the Elevai Acquisition.

	Three months ended March 31,
	2025	2024
Net sales from the unaudited condensed consolidated statements of operations	$510,353	$—
Add: Elevai Skincare net sales not reflected in the unaudited condensed consolidated statements of operations	152,381	614,563
Unaudited pro forma net sales	$662,734	$614,563

Net loss from the unaudited condensed consolidated statements of operations	$(1,505,867)	$(3,270,959)
Add: Elevai Skincare net loss not reflected in the unaudited condensed consolidated statements of operations (1)	(27,644)	(1,263,272)
Unaudited pro forma net loss	$(1,533,511)	$(4,534,231)

(1)
Includes an adjustment to reflect the additional costs of goods sold of $0 and $410,145 for the three months ended March 31, 2025 and 2024, respectively, that would have been expensed assuming the fair value step-up to inventory had been applied on January 1, 2024.

NOTE 5 — INVENTORY

Inventory consists of the following:

	March 31, 2025	December 31, 2024
Raw materials	$826,231	$86,390
Work-in-process	51,807	19,229
Finished goods	501,602	3,086
Total	$1,379,640	$108,705

NOTE 6 — PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	March 31, 2025	December 31, 2024
Lab equipment	$732,844	$696,648
Leasehold improvements	115,333	115,333
Furniture and fixtures	15,002	3,580
	863,179	815,561
Less: accumulated depreciation	(724,470)	(701,655)
Property and equipment, net	$138,709	$113,906

Depreciation expense included in loss from continuing operations in the accompanying unaudited condensed consolidated statements of operations was $22,815 and $22,399 for the three months ended March 31, 2025 and 2024, respectively. Depreciation expense included in discontinued operations in the accompanying unaudited condensed consolidated statements of operations was $10,828 for the three months ended March 31, 2024.

NOTE 7 — ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following amounts:

	March 31, 2025	December 31, 2024
Accrued severance	$107,642	$—
Other accrued expenses	369,269	313,713
Accrued expenses and other liabilities	$476,911	$313,713

NOTE 8 —DEBT

Insurance Premium Financing

In July 2024, the Company entered into an agreement with a third party to finance a $423,687 premium on an insurance policy. This financing agreement has a monthly payment of $40,467, accrues interest at a rate of 9.99%, and matures in June 2025. As of March 31, 2025 and December 31, 2024, there was $119,409 and $235,884, respectively, of principal outstanding under this financing agreement.

In April 2024, the Company entered into another agreement with a third party to finance a $29,911 premium on an insurance policy. This financing agreement has a monthly payment amount of $2,761, accrues interest at a rate of 9.99% and matures in February 2025. As of March 31, 2025 and December 31, 2024, there was $0 and $5,274, respectively, of principal outstanding under this financing agreement.

Interest expense on these financing agreements totaled $4,993 and $11,566 for the three months ended March 31, 2025 and 2024, respectively.

U.S. Small Business Administration (SBA) Loan

AxoBio had an outstanding loan with the SBA with total principal outstanding of $2,000,000 (the “SBA Loan”). Interest under the SBA Loan accrued at a simple interest rate of 3.75% annually on funds outstanding as of the anniversary date of the initial borrowing. A monthly payment in the amount of $9,953 began in December 2023 and continues for a total of 30 years. In connection with the AxoBio Acquisition, as described in Note 13, the SBA Loan was adjusted to fair value, which, excluding accrued interest, was determined to be $1,498,000. The difference in the outstanding principal and fair value of $502,000 was recorded as debt discount and amortized over the remaining term of the loan using the effective interest method. The Company incurred interest expense of $17,571 and amortization of debt discount of $4,242 for the three months ended March 31, 2024. The interest expense and amortization of debt discount related to the SBA Loan are classified as a component of discontinued operations in the accompanying unaudited condensed consolidated statements of operations.

Related Party Loans

AxoBio had several promissory notes outstanding to Burns Ventures, LLC (the “Burns Notes”) with total principal outstanding of $5,610,000. The owner of Burns Ventures LLC was a former stockholder of AxoBio. Interest on the Burns Notes was payable quarterly at a fixed interest rate of 7.00%. The Burns Notes required no monthly payments and were due in full at maturity date on December 31, 2024. Interest expense for the Burns Notes totaled $89,448 for the three months ended March 31, 2024. The interest expense related to the Burns Notes is classified as a component of discontinued operations in the accompanying unaudited condensed consolidated statements of operations.

2023 Promissory Notes

During the year ended December 31, 2023, the Company received proceeds of $848,500 from 26 zero-coupon Promissory Notes (the “Promissory Notes”). The Promissory Notes had a maturity date of one year from the date of issuance. The principal of the Promissory Notes was due in full at maturity. All Promissory Notes had a proportionate number of Common Stock warrants for 550 shares of Common Stock issued in connection with the issuance of the Promissory Notes with a fair value of $55,062. These warrants vested immediately and have a term of 5 years, with exercise prices ranging from $345.00 to $429.00. The fair value of these warrants was recorded as debt discount and was amortized over the term of the loans using the effective interest method. Debt discount amortization was $0 and $13,468 for the three months ended March 31, 2025 and 2024, respectively. Pursuant to the terms of the Promissory Notes, the Board elected to repay all maturities of the Promissory Notes in shares of Common Stock. During the three months ended March 31, 2024, the Company issued 3,861 shares of Common Stock to repay the Promissory Notes with an aggregate principal amount of $375,000.

NOTE 9 — COMMITMENTS AND CONTINGENCIES

Yuva License Agreement

The Company's haircare product acquired in the Elevai Acquisition utilizes the proprietary compounds licensed from Yuva BioSciences, Inc. (“Yuva”) pursuant to the Collaboration and License Agreement, dated November 28, 2023 (the “Yuva License”), by and between Yuva and the Company (as assignee of Parent). This license provides the Company with a non-exclusive, non-transferable, non-assignable, royalty-bearing right to certain of Yuva’s intellectual property, with the right to sublicense, to develop, manufacture, and commercialize skincare products in the United States, Canada, and other mutually agreed to territories that contain Yuva’s proprietary compound and the Company's exosome-based ingredients or skincare products and Elevai ExosomesTM, which serve as a carrier for Yuva’s proprietary compound. In accordance with the terms of the Yuva License, the Company is obligated to pay minimum royalties (as specified in the Yuva License) to Yuva based on the completion of a joint clinical trial and earned royalties based on net sales of Elevai products.

CMU License Agreement

On January 30, 2008, the Company and Carnegie Mellon University (“CMU”) entered into a License Agreement, as amended by that certain Amendment No. 1 to License Agreement, dated as of July 19, 2011, as further amended by that certain Amendment No. 2 to License Agreement, dated as of February 8, 2016, as further amended by that certain Amendment No. 3 to License Agreement, dated as of February 27, 2020 and as further amended by that certain Amendment No. 4 to License Agreement, dated November 23, 2021 (collectively, the “Amended License Agreement”). The Amended License Agreement provides the Company with an exclusive, worldwide right to use certain technology of CMU relating to biocompatible plasma-based plastics to make, have made, use, and otherwise dispose of licensed products and to create derivatives for the field of use. The Company is required to use its best efforts to effect the introduction of the licensed technology into the commercial market as soon as possible and meet certain milestones as stipulated within the Amended License Agreement. CMU retains the right to use any derivative technology developed by the Company due to its use of this technology and retains the intellectual property rights to the licensed technology, including patents, copyrights, and trademarks.

The Amended License Agreement is effective until January 30, 2028, or until the expiration of the last-to-expire patent relating to this technology, whichever comes later, unless otherwise terminated under another provision within the Amended License Agreement. Failure to perform in accordance with the agreed-upon milestones is grounds for CMU to terminate the Amended License Agreement prior to the expiration date. As a partial royalty for the license rights, the Company issued 66,913 shares of Common Stock to CMU. In addition, in 2008, the Company issued a warrant which was exercised in full in 2011 for 98,938 shares of Common Stock. Prior to a qualified initial public offering or a qualified sale, CMU has the right to subscribe for additional equity securities to maintain its then percentage of ownership in the Company. The Business Combination (as defined below) did not qualify as a qualified initial public offering or qualified sale under the Amended License Agreement.

Royalties payable by the Company to CMU are 2.07% of net sales, as defined in the Amended License Agreement. The Company is also required to pay CMU 25% of any sublicense fees received, due, and payable upon receipt of the sublicense fees by the Company. All payments due to CMU are due within sixty (60) days after the end of each fiscal quarter. All overdue payments bear interest at a rate equal to the Prime Rate (as defined in the Amended License Agreement) in effect at the date such amounts are due, plus 4%. No royalties were accrued or paid during the three months ended March 31, 2025 and 2024.

In conjunction with the Company's restructuring, as described in Note 2, it ceased clinical studies of product candidates utilizing the technology licensed from CMU and has paused further research and development on these product candidates.

The Company is obligated to reimburse CMU for all patent expenses and fees incurred to date by CMU for the licensed technology at the earlier of (1) three years from the effective date of the Amended License Agreement; (2) the closing date of a change in control event; and (3) for international patents, from the start of expenses for patenting outside of the United States of America. There were no reimbursed expenses and no amounts owed related to reimbursable expenses for the three months ended March 31, 2025 and 2024.

Convertible Notes

On January 19, 2022, the Company issued two senior secured convertible notes (the “Convertible Notes”) of $1,111,111 each to two investors (the “Holders”), due on January 19, 2023. The Convertible Notes bore interest at 10% (18% upon default). The Company was required to make monthly interest payments for the interest incurred and required monthly principal payments of $158,730 beginning on July 19, 2022. The Convertible Notes were collateralized by certain of the assets (including current and future intellectual property) of the Company. The Convertible Notes were issued with a 10% discount and were subject to an 8% commission due to the underwriter. These fees were recorded as debt discount. In addition, each of the Holders received warrants to subscribe for and purchase up to 5,180 shares of Common Stock (the “Convertible Note Warrants”). Each Convertible Note Warrant is exercisable at a price of $4.80 per warrant share, vested immediately, and has a term of five years. The fair value of the Convertible Note Warrants at the time of issuance was $409,483, which was recorded as debt discount. The Convertible Notes are convertible at the option of the Holders into shares of Common Stock at a fixed conversion price equal to the lesser of $107.10 per share and a 25% discount to the price of the Common Stock in a Qualified Offering (as defined in the Convertible Notes) (as adjusted, the “Conversion Price”). In the event units consisting of Common Stock and warrants are issued in a Qualified Offering, the Convertible Notes are convertible into Common Stock and warrants. If, at any time while the Convertible Notes are outstanding, the Company sells or grants any option to purchase or sells or grants any right to reprice, or otherwise disposes of or issues (or announces any sale, grant or any option to purchase or other disposition), any Common Stock or Common Stock equivalents entitling any person to acquire shares of Common Stock at an effective price per share that is lower than the then Conversion Price (such lower price, the “Base Conversion Price”), then the Conversion Price shall be reduced to equal the Base Conversion Price. Such adjustments are to be made whenever such Common Stock or Common Stock equivalents are issued. Multiple events have triggered the down-round feature of the base conversion price. As of December 31, 2022, the Base Conversion Price was $53.70.

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

Proceeds from the sales of the Convertible Notes with Convertible Note Warrants were allocated to the two elements based on the relative fair value of the Convertible Notes without the Convertible Note Warrants and the Convertible Note Warrants themselves at the time of issuance. The total amount allocated to the Convertible Note Warrants was $409,483 and accounted for as paid-in capital. The discount amount was calculated by determining the aggregate fair value of the warrants using the Black-Scholes option pricing model.

On July 19, 2022, the Company defaulted on the Convertible Notes. Under the terms of the Convertible Notes, upon an event of default, there would be a 25% increase to the outstanding principal, in addition to the interest rate increasing from 10% to 18%. Upon the event of default, the unamortized debt discount of $958,899 was accelerated and expensed, and the 25% increase in outstanding principal of $555,556 was recorded as interest expense.

On November 2, 2022, the Company received a letter (“Notice of Acceleration”) from one of the Holders, notifying it of an Event of Default under the Convertible Notes. The Company entered into an agreement with such Holder, Puritan Partners LLC (“Puritan”), in connection with the Notice of Acceleration on December 19, 2022. Based on the representations, warranties and agreements and in consideration of the Company's agreement to pay Puritan (i) the outstanding principal amount, plus accrued interest, late fees and all other amounts then owed as specified in the Convertible Notes and (ii) 833 freely tradeable shares of Common Stock (not subject to lock-up or any other restrictions on transfer) at a price of $300.00 per share, Puritan withdrew and rescinded the Notice of Acceleration, and such Notice of Acceleration was deemed null and void and had no further force or effect. Puritan further agreed that, based on the representations and warranties, and agreements contained in such agreement, it shall not issue any further notices of acceleration or default notices under the Convertible Notes, seek repayment of any amounts due under the Convertible Notes, or seek to exercise any other remedies contained in the Convertible Notes and other related agreements in regard to non-payment of the Convertible Notes from the date of the Notice of Acceleration until June 30, 2023.

Subsequent to the closing of the Company's business combination with Carmell Therapeutics Corporation in July 2023 (the “Business Combination”), the Company repaid $2,649,874 to the Holders, which represented the original principal amount of the Convertible Notes plus accrued interest at a rate of 25%, which the Company believes is the maximum rate permissible under New York State usury laws. In addition, the Company issued Puritan 833 freely tradeable shares of Common Stock. In the fourth quarter of 2023, both Holders provided notice to the Company demanding additional payment of principal and interest on the Convertible Notes in an approximate amount of $600,000 per Holder at the closing of the Business Combination with additional interest thereon. In the case of Puritan, following the Business Combination, Puritan alleged that the Business Combination constituted a “Fundamental Transaction” under the terms of the Convertible Note Warrants, resulting in a purported right for Puritan to require the Company to repurchase such Convertible Note Warrants at a purchase price equal to the Black-Scholes Value of the unexercised portion of such Convertible Note Warrants as of the closing of the Business Combination. Puritan calculated the cash amount of such repurchase to be $1,914,123. The Company believes that this calculation is inaccurate. The other Holder demanded to be provided with its share of the Convertible Note Warrants. Puritan has also asserted damages in connection with the timing of the issuance to it of 833 freely tradeable shares of Common Stock. The Company believes that it provided freely tradeable shares to Puritan at the same time as other stockholders. Puritan’s total claims, inclusive of the amounts paid at the Closing Date, exceed $4,050,000 in connection with a loan for which the Company received $1,000,000. Management of the Company believes that its obligations under the Convertible Notes and Convertible Note Warrants have been satisfied and that no additional payments are due to the Holders, and the Company has conveyed its position to the Holders. As described in further detail below, Puritan has filed a complaint against the Company related to these allegations. There can be no assurance that these or similar matters will not result in further arbitration, litigation or other dispute resolution, which may not be resolved in our favor and may adversely impact our financial condition.

On November 8, 2023, Puritan filed a complaint captioned Puritan Partners LLC v. Carmell Regen Med Corporation et al., No. 655566/2023 (New York Supreme Court, New York County), naming the Company as a defendant. In the complaint, Puritan asserts that the Company breached its obligations under the Convertible Notes and the Convertible Note Warrants. Puritan also asserts that the Company did not comply with its obligations to provide Puritan with 833 freely tradeable shares of Common Stock in a timely manner. Puritan asserts claims for declaratory judgment, breach of contract, conversion, foreclosure of its security interest, replevin, unjust enrichment, and indemnification, and seeks remedies, including damages totaling $2,725,000 through November 1, 2023, additional fees and interest thereafter, costs and attorney’s fees, an order of foreclosure on its security interest, and other declaratory relief. The Company carried an accrual for interest payable of $1,175,845 as of March 31, 2025 and December 31, 2024 related to the Convertible Notes. The Company moved to dismiss the complaint. In July 2024, the court dismissed four of the eight claims in the complaint without prejudice. The case is currently in the discovery phase with respect to the remaining claims, which is expected to last into the third quarter of 2025. The Company intends to defend itself vigorously against this litigation. However, there can be no assurance that this matter will be resolved in the Company’s favor, and an adverse outcome could have a material adverse effect on the Company’s financial condition.

NOTE 10 — PROFIT-SHARING PLAN

The Company has 401(k) profit-sharing plans covering substantially all employees. The Company’s discretionary profit-sharing contributions are determined annually by the Board. No discretionary profit-sharing contributions were made to the plans during the three months ended March 31, 2025 and 2024.

NOTE 11 — STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock

As of March 31, 2025 and December 31, 2024, the Company was authorized to issue 250,000,000 shares of Common Stock and had 1,003,995 and 696,847, respectively, shares issued and outstanding.

On January 2, 2025, the Company closed on the 2025 Private Placement, pursuant to which the Company agreed to sell and issue to the Purchasers, at the Closing, (i) an aggregate of 268,840 shares of Common Stock at an offering price of $6.90 per share, and (ii) Common Stock Warrants to purchase up to an aggregate of 268,840 shares of Common Stock at an exercise price of $6.90 per share. The Common Stock Warrants became exercisable on May 25, 2025, and have a term of five years from the issuance thereof. Upon the closing of the 2025 Private Placement, the Company issued warrants to purchase up to 18,540 shares of Common Stock to the Placement Agent. These warrants have an exercise price of $6.90, a term of five years, and become exercisable on the six-month anniversary of their issuance. The fair value of the placement agent warrants was approximately $310,000. A member of the Company's board of directors is a managing partner of the Placement Agent.

The aggregate gross proceeds for the 2025 Private Placement were approximately $1.85 million, before deducting fees of $0.19 million paid to the Placement Agent and other offering expenses of $0.03 million payable by the Company.

Upon the Closing, the purchase consideration for the Elevai Acquisition consisted of 38,308 shares of Common Stock and 3,927 additional shares of Common Stock to be withheld by the Company for 12 months after the Closing to secure the indemnification obligations of Seller and Parent under the Asset Purchase Agreement. These shares had fair values of $660,805 and $67,742, respectively. The withheld shares are disclosed as Consideration Payable on the unaudited condensed consolidated balance sheet as of March 31, 2025.

In conjunction with the AxoBio Disposition in March 2024, the Closing Share Consideration (as defined in Note 13), including 128,178 shares of Common Stock issued for the AxoBio Acquisition, were returned to the Company and retired.

Series A Voting Convertible Preferred Stock

In connection with the AxoBio Acquisition, the Company issued 4,243 shares of Series A Preferred Stock (as defined in Note 13) to former stockholders of AxoBio as part of the Closing Share Consideration. In conjunction with the AxoBio Disposition in March 2024, such shares were returned to the Company and were retired.

2023 Long-Term Incentive Plan

In July 2023, the stockholders of the Company approved the 2023 Long-Term Incentive Plan (the “2023 Plan”), which replaced the Amended and Restated 2009 Stock Incentive Plan (the “2009 Plan”). No new awards are being made under the 2009 Plan. Under the 2023 Plan, the Board may grant awards of stock options, stock appreciation rights, restricted stock, restricted stock units or other stock-based awards to employees and other recipients as determined by the Board. The exercise price per share for an option granted to employees owning stock representing more than 10% of the Company at the time of the grant cannot be less than 110% of the fair market value. Incentive and non-qualified stock options granted to all persons shall be granted at a price no less than 100% of the fair market value and any price determined by the Board. Options expire no more than ten years after the date of the grant. Incentive stock options to employees owning more than 10% of the Company expire no more than five years after the date of grant. The vesting of stock options is determined by the Board. Generally, the options vest over a four-year period at a rate of 25% one year following the date of grant, with the remaining shares vesting equally on a monthly basis over the subsequent thirty-six months.

The maximum number of shares that may be issued under the 2023 Plan is the sum of: (i) 34,880, (ii) an annual increase on January 1, 2024 and each anniversary of such date prior to the termination of the 2023 Plan, equal to the lesser of (a) 4% of the outstanding shares of our Common Stock determined on a fully diluted basis as of the immediately preceding year-end and (b) such smaller number of shares as determined by the Board or the compensation committee of the Board, and (iii) the shares of Common Stock subject to 2009 Plan awards, to the extent those shares are added into the 2023 Plan by operation of the recycling provisions described below.

The initial maximum number of shares of Common Stock that may be issued under the 2023 Plan through incentive stock options was 34,880, provided that this limit automatically increases on January 1 of each year for a period of not more than ten years, commencing on January 1, 2024 and ending on (and including) January 1, 2032, by an amount equal to the lesser of 50,000 shares or the number of shares added to the share pool as of such January 1, as described in clause (ii) of the preceding sentence. The following shares will be added (or added back) to the shares available for issuance under the 2023 Plan:

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

Warrants Outstanding

A summary of Common Stock warrant activity during the three months ended March 31, 2025 is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding, December 31, 2024	154,698	$324.75	3.62	$36,242
Issued	287,380	6.90
Outstanding, March 31, 2025	442,078	$110.63	4.27	$—
Exercisable, March 31, 2025	423,538	$115.17	4.25	$—

Option Activity and Summary

A summary of option activity during the three months ended March 31, 2025 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Aggregate Intrinsic Value
Outstanding, December 31, 2024	147,136	$36.07	9.36	$7,100
Expired/Cancelled	(42,920)	26.66
Outstanding, March 31, 2025	104,216	$39.94	9.00	$—
Vested/Exercisable, March 31, 2025	18,058	$80.31	7.76	$—

The Company recorded stock-based compensation expense related to its options of $114,829 and $211,469 for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, there was $1,780,577 of unrecognized compensation expense related to unvested stock options, which will be recognized over the weighted average remaining vesting period of 2.96 years.

NOTE 12 – INCOME TAXES

The Company did not record any income tax provision or benefit for the three months ended March 31, 2025 and 2024. The Company provides for a valuation allowance when it is more likely than not that it will not realize a portion of its deferred tax assets. The Company has established a valuation allowance against the net deferred tax asset due to the uncertainty that enough taxable income will be generated in those taxing jurisdictions to utilize the assets. Therefore, the Company has not reflected any benefit of such deferred tax assets in the accompanying unaudited condensed consolidated financial statements.

NOTE 13 – DISCONTINUED OPERATIONS

Axolotl Biologix, LLC (“AxoBio”) was acquired by the Company in August 2023 for (i) 128,178 shares of Common Stock and 4,243 shares of a newly designated series of Series A Convertible Voting Preferred Stock (the “Series A Preferred Stock”) issued upon the closing of the acquisition (the “Closing Share Consideration”), (ii) $8,000,000 in cash payable upon the delivery of AxoBio's audited financial statements (the “Closing Cash Consideration”), and (iii) up to $9,000,000 in cash and up to $66,000,000 in shares of Common Stock that, in each case, were subject to the achievement of certain revenue targets and research and development milestones (the “AxoBio Earnout”).

On March 26, 2024, the Company completed the disposition of AxoBio pursuant to a Membership Interest Purchase Agreement with the former stockholders of AxoBio (collectively, the “Buyers”), providing for the sale by the Company of all outstanding limited liability company interests of AxoBio (the “AxoBio Disposition”) to the Buyers. The consideration for the AxoBio Disposition consisted of (i) the Closing Share Consideration, (ii) cancellation of the notes payable to the Buyers in an aggregate principal amount of $8,000,000 issued as the Closing Cash Consideration in the AxoBio Acquisition and (iii) termination of the Company’s obligations with respect to the AxoBio Earnout.

The assets and liabilities of AxoBio as of March 26, 2024 consisted of the following:

Assets available for sale
Cash and cash equivalents	$30,001
Accounts receivable, net	4,495,200
Prepaid expenses	219,303
Inventories	3,036,107
Property and equipment, net	52,556
Intangible assets, net	21,636,947
Goodwill	19,188,278
Total assets available for sale	$48,658,392

Liabilities available for sale
Accounts payable	$6,612,869
Accrued interest	122,673
Accrued interest, related party	89,448
Other accrued expenses	72,581
Loans payable	1,509,312
Related party loans	5,610,000
Deferred consideration payable	8,000,000
Deferred income taxes	5,380,830
Total liabilities available for sale	$27,397,713

The significant components of discontinued operations for the three months ended March 31, 2024 in the accompanying unaudited condensed consolidated statements of income are as follows:

Operating expenses:
Research and development	89,972
General and administrative	470,686
Depreciation and amortization	636,449
Total operating expenses	1,197,107
Loss from operations	(1,197,107)
Other income (expense):
Amortization of debt discount	(4,242)
Interest expense, related party	(89,448)
Interest expense	(17,571)
Total other (expense) income	(111,261)
Loss before income taxes	(1,308,368)
Income tax benefit, deferred	156,092
Discontinued operations, net	$(1,152,276)

NOTE 14 – SUBSEQUENT EVENTS

20/20 Biolabs Merger Agreement

The Company and 20/20 Biolabs, Inc., a Delaware corporation (“Biolabs”), entered into an Agreement and Plan of Merger, dated April 11, 2025 (the “Merger Agreement”), by and among the Company, Biolabs, Longevity Health Biomarkers, Inc., a Delaware corporation and a wholly-owned subsidiary of the Company (“Merger Sub”), and Jonathan Cohen, as the Stockholder Representative (the “Stockholder Representative”), pursuant to which, among other matters, Merger Sub will merge with and into Biolabs, with Biolabs surviving the merger as the surviving corporation (the “surviving corporation”) and a wholly-owned subsidiary of Longevity (such transaction, the “Merger”).

Subject to the terms and conditions of the Merger Agreement, at the effective time of the merger, each then-outstanding share of Biolabs common stock and each then-outstanding share of Biolabs preferred stock will be converted into, and become exchangeable for, the right to receive (a) a number of shares of Common Stock based on a ratio calculated in accordance with the Merger Agreement and (b) the contingent right value right to be issued by the Company, representing the contractual right to receive a pro rata portion of up to 402,744 additional shares of Common Stock upon the achievement of the earnout milestones to be agreed upon by the parties on or before May 26, 2025, in accordance with the Merger Agreement and the Contingent Value Rights Agreement to be entered into at the Closing, by and among Parent, an exchange agent to be mutually agreed upon by the Company and Biolabs, and the Stockholder Representative.

Pursuant to the Merger Agreement, prior to or concurrently with the Closing, the Company is required to consummate a financing through the sale of Company securities (the “Concurrent Financing”) to raise minimum gross proceeds of $4,000,000 (including only up to $2,000,000 of debt) on such terms as mutually agreed to by the Company and Biolabs. The proceeds from the Concurrent Financing shall be used, among other things, for working capital and general corporate purposes.

Reverse Stock Split

At the Effective Time, the Company effected the Reverse Stock Split at a ratio of 1:30. At the Effective Time, every 30 shares of Common Stock issued and outstanding immediately prior to the Effective Time were automatically combined into one issued and outstanding share of Common Stock without any change in the par value per share or the total number of authorized shares. The Reverse Stock Split reduced the number of outstanding shares of the Common Stock from approximately 30.1 million shares to approximately 1 million shares. Proportional adjustments were be made to the number of shares of Common Stock issuable upon exercise of the Company's outstanding stock options and warrants, as well as the applicable exercise prices, and to the number of shares issuable under the Company’s 2023 Equity Incentive Plan.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the related notes contained in Part I, Item 1 of this Quarterly Report on Form 10-Q (this "Quarterly Report") and our audited consolidated financial statements and the notes thereto, Part I – Item 1A. “Risk Factors” and Part II – Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “2024 Annual Report”). Unless the context requires otherwise, references in this Quarterly Report to “Longevity,” the “Company,” “we,” “us,” or “our,” are intended to refer to Longevity Health Holdings, Inc., a Delaware corporation, and its consolidated subsidiaries.

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report includes forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations, assumptions and projections about future events. These forward-looking statements involve known and unknown risks and uncertainties that are difficult to predict and could cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, forward-looking statements can be identified by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “future,” “intend,” “anticipate,” “likely,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions, but the absence of these words does not mean that a statement is not forward-looking. Such forward-looking statements include, but are not limited to, statements and expectations regarding our ability to consummate the Merger (as defined below) contemplated by the Merger Agreement (as defined below) with Biolabs (as defined below) in a timely manner or at all; the risk that the Merger Agreement may be terminated in circumstances that require us to pay a $2 million termination fee to Biolabs; the satisfaction (or waiver) of the conditions to the closing of the Merger; potential delays in consummating the Merger; our ability to timely and successfully achieve the anticipated benefits of the Merger; the risk related to the diversion of management’s attention from our ongoing business operations as a result of the Merger; the occurrence of any event, change or other circumstance or condition that could give rise to the termination of the Merger Agreement; the effect of the announcement or pendency of the Merger on our business relationships, operating results and business generally; the risk that the Merger disrupts our current plans and operations or affects our ability to retain or recruit key employees; costs related to the Merger; the effect of limitations that the Merger Agreement places on our ability to operate our business or engage in an alternate transaction; the risk that our stock price may decline significantly if the Merger is not completed; our ability to realize the benefits of the Reverse Stock Split (as defined below) and to achieve and maintain compliance with the continued listing requirements of the Nasdaq Stock Market LLC (“Nasdaq”); the launch and commercialization of our products, our ability to raise financing in the future; our success in retaining or recruiting key members of our management;, market acceptance of our products; regulatory developments related to the cosmetics industry; our ability to compete in our industry; our need to grow the size of our organization in the future and the management of such growth; outcomes related to any ongoing or future legal proceedings, including, but not limited to, in relation to the Merger or Merger Agreement; as well as all other statements other than statements of historical fact included in this Quarterly Report. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other filings we make with the U.S. Securities and Exchange Commission (the “SEC”), including those described under the section entitled Part II, Item 1A. “Risk Factors” in this Quarterly Report and under Part I, Item 1A, “Risk Factors” in the 2024 Annual Report. These forward-looking statements represent our estimates and assumptions as of the filing date of this Quarterly Report. We do not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Overview

We are a bio-aesthetics company focused on longevity and healthy aging. We currently have two cosmetic product lines, Carmell SecretomeTM and Elevai ExosomesTM, that support skin and hair health. All of our cosmetic skincare and haircare products are tailored to meet the demanding technical requirements of professional care providers and discerning retail consumers. Our product pipeline also includes innovative regenerative bone and tissue healing products on which further research and development has been paused. The Company sells its products in the United States through three distinct channels, including business-to-business, direct-to-consumer and distributor sales channels.

New Developments

Reverse Stock Split

Effective as of 9 a.m., Eastern Time, on May 12, 2025 (the “Effective Time”), we effected a reverse stock split of our common stock, par value $0.0001 per share (the “Common Stock”) at a ratio of 1:30 (the “Reverse Stock Split”). At the Effective Time, every 30 shares of our Common Stock issued and outstanding immediately prior to the Effective Time were automatically combined into one issued and outstanding share of Common Stock without any change in the par value per share or the total number of authorized shares. The Reverse Stock Split reduced the number of outstanding shares of the Common Stock from approximately 30.1 million shares to approximately

1 million shares. Proportional adjustments were made to the number of shares of Common Stock issuable upon exercise of our outstanding stock options and warrants, as well as the applicable exercise prices, and to the number of shares issuable under our 2023 Equity Incentive Plan. All share numbers and per share amounts in this Form 10-Q have been restated to reflect the Reverse Stock Split.

20/20 Biolabs Merger

Longevity and 20/20 Biolabs, Inc., a Delaware corporation (“Biolabs”), entered into an Agreement and Plan of Merger, dated April 11, 2025 (the “Merger Agreement”), by and among the Company, Biolabs, Longevity Health Biomarkers, Inc., a Delaware corporation and a wholly-owned subsidiary of the Company (“Merger Sub”), and Jonathan Cohen, as the Stockholder Representative (the “Stockholder Representative”), pursuant to which, among other matters, Merger Sub will merge with and into Biolabs, with Biolabs surviving the merger as the surviving corporation (the “surviving corporation”) and a wholly-owned subsidiary of Longevity (such transaction, the “Merger”).

Subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger, each then-outstanding share of Biolabs common stock and each then-outstanding share of Biolabs preferred stock will be converted into, and become exchangeable for, the right to receive (a) a number of shares of Common Stock based on a ratio calculated in accordance with the Merger Agreement (the “Exchange Ratio”) and (b) the contingent right value right to be issued by Longevity, representing the contractual right to receive a pro rata portion of up to 402,744 additional shares of Common Stock upon the achievement of the earnout milestones to be agreed upon by the parties on or before May 26, 2025, in accordance with the Merger Agreement and the Contingent Value Rights Agreement to be entered into at the Closing, by and among Longevity, an exchange agent to be mutually agreed upon by Longevity and Biolabs, and the Stockholder Representative. Pursuant to the Merger Agreement, prior to or concurrently with the Closing, the Company is required to consummate a financing through the sale of Company securities (the “Concurrent Financing”) to raise minimum gross proceeds of $4,000,000 (including only up to $2,000,000 of debt) on such terms as mutually agreed to by the Company and Biolabs. The proceeds from the Concurrent Financing shall be used, among other things, for working capital and general corporate purposes.

ATM Facility

Concurrently with the entry into the Merger Agreement, we entered into a sales agreement (the “ATM Sales Agreement”) with Brookline Capital Markets, a division of Arcadia Securities, LLC (the “Sales Agent”), pursuant to which we may offer and sell shares of Common Stock, having an aggregate offering price of up to $2 million, from time to time, pursuant to an “at the market” offering program (the “Offering”) under which the Sales Agent will act as sales agent (the “ATM Financing”).

Elevai Acquisition

On January 16, 2025 (the “Closing Date”), we completed, through our wholly owned subsidiary, Elevai Skincare, Inc. (formerly Cutis Cura Corporation), a Delaware corporation (“Buyer”), the acquisition of substantially all of the assets (the “Purchased Assets”), and assumption of certain of the liabilities (the “Assumed Liabilities”), of PMGC Holdings Inc., a Nevada corporation and successor to Elevai Labs Inc., a Delaware corporation (“Parent”), and PMGC Impasse, Inc. (formerly Elevai Skincare, Inc.), a Delaware corporation and a wholly owned subsidiary of Parent (“Seller”), related to the Seller’s skincare and haircare business pursuant to an Asset Purchase Agreement, dated as of December 31, 2024 (the “Asset Purchase Agreement”), by and among Longevity, Buyer, Parent and Seller (the “Elevai Acquisition”).

Upon the closing of the Elevai Acquisition (the “Closing”), the purchase consideration consisted of (i) 38,308 shares of Common Stock issued to Seller (the “Closing Shares”) at the Closing, as well as 3,927 additional shares of Common Stock to be withheld by the Company for 12 months after the Closing to secure the indemnification obligations of Seller and Parent under the Asset Purchase Agreement; (ii) Buyer’s assumption of the Assumed Liabilities; and (iii) $56,525 in cash to be paid within 60 days following the sale by Buyer of all 7,500 units of the Enfinity product and 20,000 tubes of the Empower product included in the Purchased Assets as of the Closing. Following the Closing, Buyer will pay the following additional earnout consideration for the Purchased Assets, if and when payable: (a) Buyer will pay to Seller, for each year ending on the anniversary of the Closing Date during the five-year period following the Closing, an amount, if any, equal to 5% of the Net Sales (as defined in the Asset Purchase Agreement) of Buyer generated during such year from Seller’s existing products as of the Closing (the “Royalties”); and (b) Buyer will pay to Seller a one-time payment of $500,000 if Buyer achieves $500,000 in net revenue from sales of Seller’s existing hair and scalp products as of the Closing on or before the 24-month anniversary of the Closing Date.

Private Placement

On December 23, 2024, we entered into a securities purchase agreement with certain investors named therein (the “Purchasers”), pursuant to which we agreed to sell and issue to the Purchasers, at the PIPE Closing (as defined below), (i) an aggregate of 268,840 shares of Common Stock at an offering price of $6.90 per share, and (ii) warrants to purchase up to an aggregate of 268,840 shares of Common Stock at an exercise price of $6.90 per share (the “Common Stock Warrants”) in a private placement (the “2025 Private Placement”). The closing of the 2025 Private Placement (the “PIPE Closing”) occurred on January 2, 2025. The Common Stock

Warrants became exercisable on March 25, 2025, and have a term of five years from the issuance thereof. Upon the closing of the 2025 Private Placement, the Company issued warrants to purchase up to 18,540 shares of Common Stock to the sole placement agent for the 2025 Private Placement (the “Placement Agent”). These warrants have an exercise price of $6.90, a term of five years, and become exercisable on the six-month anniversary of their issuance. The fair value of the placement agent warrants was approximately $310,000. A member of the Company's board of directors is a managing partner of the Placement Agent.

The aggregate gross proceeds for the 2025 Private Placement were approximately $1.85 million, before deducting fees of $0.19 million paid to the Placement Agent and other offering expenses of approximately $0.3 million payable by the Company. The Common Stock Warrants, if exercised for cash, will result in up to $1.85 million in additional gross proceeds to the Company.

Nasdaq Delisting Notices

On August 30, 2024, we received a letter from the Listing Qualifications Department of Nasdaq (the “Department”), notifying us that our Market Value of Listed Securities was below the minimum of $35 million required for continued listing on the Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(b)(2) (the “MVLS Requirement”). In accordance with Nasdaq Listing Rule 5810(c)(3)(C), Nasdaq provided us with 180 calendar days, or until February 26, 2025 (the “MVLS Compliance Date”), to regain compliance with the MVLS Requirement.

On September 30, 2024, we received a letter from the Department notifying us that, based upon the closing bid price of the Common Stock for the 31 consecutive business days from August 15, 2024 to September 27, 2024, we no longer met the requirement to maintain a minimum bid price of $1 per share, as set forth in Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), Nasdaq provided us with 180 calendar days, or until March 31, 2025 (the “Minimum Bid Price Compliance Date”), to regain compliance with the Minimum Bid Price Requirement.

On March 4, 2025, we received written notice from the Department notifying us that we had failed to regain compliance with the MVLS Requirement by the MVLS Compliance Date. As such, we requested an appeal of Nasdaq’s delisting determination to the Nasdaq Hearings Panel (the “Nasdaq Hearings Panel”). On April 1, 2025, we received written notice from the Department notifying us that we had failed to regain compliance with the Minimum Bid Price Requirement by the Minimum Bid Price Compliance Date (the “Minimum Bid Price Deficiency”) and that the Nasdaq Hearings Panel would consider the Minimum Bid Price Deficiency, in addition to the MVLS Deficiency, in rendering its determination regarding our continued listing on the Nasdaq Capital Market at the hearing.

On April 15, 2025, our hearing with the Nasdaq Hearings Panel was held. The Nasdaq Hearings Panel conditionally granted us an additional compliance period until September 2, 2025 to regain compliance with both the MVLS Requirement and the Minimum Bid Price Requirement, subject to the provision of certain financial information with respect to the parties to the Merger and other conditions. On May 12, 2025, we effected the Reverse Stock Split.

We believe that the Merger and the Reverse Stock Split provide a path to regaining compliance with Nasdaq’s listing requirements, but no guarantee can be provided that it will be successful in doing so and that the Merger will be consummated on or before September 2, 2025, or at all. Additionally, there can be no assurance that Longevity will be able to remain in compliance with the applicable Nasdaq listing requirements on an ongoing basis.

Impact of Macroeconomic Events

Economic uncertainty in various global markets caused by political instability and conflicts, such as the ongoing Russia-Ukraine war and the related sanctions imposed against Russia, the regional conflict in the Middle East (including the Israel-Hamas war), geopolitical tensions between the United States and China, and the imposition of tariffs and other trade restrictions by the U.S. government and foreign governments and related trade tensions have led to market disruptions, including significant volatility in commodity prices, credit and capital market instability, supply chain interruptions, high levels of inflation and fluctuating interest rates. Our business, financial condition, and results of operations could be materially and adversely affected by further negative impacts on the global economy and capital markets resulting from these global economic conditions, particularly if such conditions are prolonged or worsen. Although, to date, our results of operations have not been materially impacted by these global economic and geopolitical conditions, it is impossible to predict the extent to which our operations may be impacted in the short- and long-term. The extent and duration of these market disruptions are impossible to predict. Any such disruptions may also magnify the impact of other risks described or incorporated by reference in Part I, Item 1A. "Risk Factors" in our 2024 Annual Report.

Critical Accounting Policies and Estimates

This discussion and analysis of our financial condition and results of operations is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements, as well as the reported revenue, expenses and net loss incurred during the reporting periods. Our estimates are based on our historical experience and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Going Concern and Management Plan

The unaudited condensed consolidated financial statements included elsewhere herein were prepared under the assumption that we would continue our operations as a going concern, which contemplates the realization of assets and the satisfaction of liabilities during the normal course of business. We had negative net working capital of $3,805,736 as of March 31, 2025 and a net loss from continuing operations of $1,505,867, and negative net cash flow from operations of $752,953 for the three months ended March 31, 2025.

We have incurred substantial recurring losses from continuing operations, have used, rather than provided, cash from our continuing operations, and are dependent on additional financing to fund future operations. These conditions raise substantial doubt about our ability to continue as a going concern within one year after the filing of this report. The unaudited condensed consolidated financial statements included elsewhere herein do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

As more fully described above, we closed an offering of Common Stock and Common Stock Warrants on January 2, 2025 in the 2025 Private Placement, resulting in gross proceeds to us of approximately $1.85 million. In addition, we closed on the acquisition of the operating assets of Elevai Skincare in the Elevai Acquisition on January 16, 2025, as described above. Elevai Skincare’s skincare and haircare products generated revenue of approximately $2.5 million in 2024.

We have also refocused our research and development efforts on cosmetic skincare products that have near-term commercial potential, reprioritized research and development, and ceased clinical studies of product candidates that will take more than a year to commercialize. We are also exploring raising additional capital and out-licensing certain research and development programs to enhance our liquidity. In the third quarter of 2023 and the first quarter of 2024, we significantly reduced our operating expenses going forward by terminating certain executives serving as part-time consultants and full-time employees in non-core areas or overlapping business functions. In addition, the company terminated a lease on redundant facility space in August 2024.

Comparison of Results of Operations for the Three Months Ended March 31, 2025 and 2024

The following table sets forth our unaudited consolidated results of operations for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,			%
	2025	2024	Change	Change
Gross sales	$534,943	$—	$534,943	100%
Discounts and allowances	(24,590)	—	(24,590)	100%
Net sales	510,353	—	510,353	100%
Cost of sales	240,530	—	240,530	100%
Gross profit	269,823	—	269,823	100%
Operating expenses:
Selling and marketing	280,549	—	280,549	100%
Research and development	196,912	429,420	(232,508)	(54)%
General and administrative	1,275,161	927,394	347,767	37%
Depreciation and amortization of intangibles	23,952	23,531	421	2%
Total operating expenses	1,776,574	1,380,345	396,229	29%
Loss from operations	(1,506,751)	(1,380,345)	(126,406)	9%
Other expenses, net	884	(2,172,817)	2,173,701	(100)%
Loss from continuing operations before income taxes	(1,505,867)	(3,553,162)	2,047,295	(58)%
Income tax benefit	—	—	—	100%
Loss from continuing operations	(1,505,867)	(3,553,162)	2,047,295	(58)%
Loss from discontinued operations	—	(1,252,276)	1,252,276	(100)%
Gain on sale of discontinued operations	—	1,534,479	(1,534,479)	(100)%
Net loss	$(1,505,867)	$(3,270,959)	$1,765,092	(54)%

Revenue/Gross Profit

Gross revenue for the three months ended March 31, 2025 was $534,943, primarily generated by sales of the products acquired in the Elevai Acquisition. Discounts and allowances related to these sales totaled $24,590 for the three months ended March 31, 2025. Our net revenue, cost of goods sold, and gross profit on these sales were $510,353, $240,530 and $269,823, respectively.

Operating Expenses

Selling and marketing expenses totaled $280,549 and $0 for the three months ended March 31, 2025 and 2024, respectively, and were driven by our marketing efforts related to our cosmetic skincare and haircare products.

Research and development expenses decreased by $232,508 to $196,912 in the first quarter of 2025 as compared to the same period of 2024. This decrease was principally driven by the termination of employees in non-core or overlapping business areas at the end of the first quarter of 2024.

General and administrative expenses were $1,275,161 and $927,394 for the three months ended March 31, 2025 and 2024, respectively. This increase was primarily driven by an increase in salaries and benefits for personnel.

Other Expenses, Net

Other expenses, net, were $884 for the three months ended March 31, 2025, as compared to $2,172,817 in the corresponding period of 2024. Other expenses, net, for the first quarter of 2024 were driven by an unfavorable change in the fair value of the FPA (as defined in Note 2 to the accompanying unaudited condensed consolidated financial statements) of $2,156,837. The FPA matured in October 2024 with no funds due to or from us.

Liquidity, Capital Resources, and Going Concern

As of March 31, 2025, we had cash of $770,047 and negative working capital of $3,805,736. In addition, we had a net loss from continuing operations of $1,505,867 and negative cash flows from operations of $752,953 for the three months ended March 31, 2025. Since our inception, we have financed operations principally through our issuances of equity securities and debt financing. In addition to the cost savings from the elimination of non-core areas or overlapping business functions in both the third quarter of 2023 and the first quarter of 2024 and the reduction of expenses resulting from the AxoBio Disposition (as defined in Note 13 to the accompanying unaudited condensed consolidated financial statements) in March 2024, we have refocused our efforts on cosmetic skincare and haircare products with near-term commercial potential, reprioritized further research and development, and ceased clinical studies of product candidates that would take more than a year to commercialize.

Late in the second quarter of 2024, we began the launch of our cosmetic skincare products based on the Carmell Secretome™. In addition, we completed the Elevai Acquisition on January 16, 2025. The acquired business had revenue of approximately $2.5 million in 2024. Management anticipates that revenue from the continued commercialization of its cosmetic products and the anticipated cost savings from the restructuring activities detailed above will assist us in extending our cash runway. In addition, we are exploring raising additional capital and the out-licensing of certain research and development programs to enhance our liquidity.

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

Debt

As of March 31, 2025, we had outstanding debt totaling $119,409 related to the financing of premiums on our insurance programs (see Note 8 to the accompanying unaudited condensed consolidated financial statements).

Cash Flows

The following table summarizes our unaudited condensed consolidated cash flows for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024	Change
Net cash used in operating activities	$(752,953)	$(1,075,778)	$322,825
Net cash used in investing activities	(150,000)	(748,796)	598,796
Net cash provided by (used in) financing activities	1,515,861	(195,726)	1,711,587

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2025 decreased by $322,825 as compared to the same period of 2024. Our net loss from continuing operations decreased from $3,553,162 for the three months ended March 31, 2024 to $1,505,867 in the comparable period of 2025. This was partially offset by the AxoBio Disposition in March 2024. The net effect of AxoBio's operations on cash flows from operations totaled $1,021,361 for the three months ended March 31, 2024. In addition, we paid down $1,027,089 of accounts payable and accrued liabilities in the first quarter of 2024.

Investing Activities

For the three months ended March 31, 2025, we paid $150,000 of costs related to the Elevai Acquisition. For the three months ended March 31, 2024, we paid $748,796 of costs in connection with the AxoBio Disposition.

Financing Activities

Net cash provided by financing activities was $1,515,861 for the three months ended March 31, 2025, as compared to cash used in financing activities of $195,726 for the three months ended March 31, 2024. In the three months ended March 31, 2025, we closed the 2025 Private Placement, which provided net proceeds of $1,637,610. Loan repayments related to the Company's insurance premium financing programs totaled $121,749 and $227,264 for the three months ended March 31, 2025 and 2024, respectively.

Contingencies

On November 8, 2023, Puritan (as defined in Note 9 to the accompanying unaudited condensed consolidated financial statements) filed a complaint captioned Puritan Partners LLC v. Carmell Regen Med Corporation et al., No. 655566/2023 (New York Supreme Court, New York County) naming the Company as defendant. In the complaint, Puritan asserts that we breached our obligations under the Convertible Notes and the Convertible Note Warrants (as each such term is defined in Note 9 to the accompanying unaudited condensed consolidated financial statements). Puritan also asserts that we did not comply with our obligation to provide Puritan with 25,000 freely tradeable shares of Common Stock on a timely basis. Puritan asserts claims for declaratory judgment, breach of contract, conversion, foreclosure of its security interest, replevin, unjust enrichment, and indemnification, and seeks remedies including damages totaling $2,725,000 through November 1, 2023, additional fees and interest thereafter, costs and attorney’s fees, an order of foreclosure on its security interest, and other declaratory relief. The Company carried an accrual for interest payable of $1,175,845 as of December 31, 2024 and 2023, related to the Convertible Notes. In July 2024, the Court dismissed four of the eight claims in the complaint without prejudice. The case is currently in the discovery phase with respect to the remaining claims, which is expected to last through the third quarter of 2025. We intend to defend ourselves vigorously against this litigation. However, there can be no assurance that this matter will be resolved in our favor, and an adverse outcome could have a material adverse effect on our financial condition.

Contractual Obligations and Commitments

In addition to financing obligations under our debt agreements, our contractual and commercial commitments include expenditures for operating leases and royalty payments. Also, see Note 11 to the accompanying unaudited condensed consolidated financial statements for information on the Yuva License and the Amended License Agreement with CMU related to our bone and tissue healing products on which further research and development has been paused.

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

We are also a “smaller reporting company,” meaning that the market value of our stock held by non-affiliates is less than $700 million, and our annual revenue was less than $100 million during the most recently completed fiscal year. We may continue to be a smaller reporting company if either (i) the market value of our stock held by non-affiliates is less than $250 million or (ii) our annual revenue was less than $100 million during the most recently completed fiscal year, and the market value of our stock held by non-affiliates is less than $700 million. If we are a smaller reporting company at the time that we cease to be an emerging growth company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company, we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K, and, similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations regarding executive compensation.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2025. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of such date due to the material weakness in our internal controls described below. During the course of its evaluation, management identified a material weakness in the Company’s internal controls over the accounting treatment for a complex transaction in 2024. We have addressed this weakness by adopting a policy requiring formal documentation to substantiate the accounting treatment of all material transactions, including references to the relevant authoritative guidance.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

For a description of our material pending legal proceedings, see Note 9 to the accompanying unaudited condensed consolidated financial statements, which are incorporated herein by reference.

Item 1A. Risk Factors.

There have been no material changes from the risk factors disclosed under “Risk Factors” in Part I, Item 1A of our 2024 Annual Report, except as noted below. The risks and uncertainties described in our 2024 Annual Report and those described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also materially adversely affect our business, financial condition or results of operations.

Risks Related to the Merger

Failure to complete, or delays in completing, the Merger could materially and adversely affect the Company’s results of operations, business, financial results and/or common stock price.

On April 11, 2025, the Company entered into the Merger Agreement with Biolabs, pursuant to which, if all of the conditions for the closing of the Merger (the “Merger Closing”) are satisfied or waived, Merger Sub will merge with and into Biolabs, with Biolabs surviving as the Company’s wholly owned subsidiary. Consummation of the Merger is subject to certain closing conditions, a number of which are not within the Company’s control. Any failure to satisfy these required conditions to the Merger Closing may prevent, delay or otherwise materially adversely affect the completion of the transaction. The Company cannot predict with certainty whether or when any of the required closing conditions will be satisfied or if another uncertainty may arise and cannot assure you that the Company will be able to successfully consummate the Merger as currently contemplated under the Merger Agreement or at all.

The Company’s efforts to complete the Merger could cause substantial disruptions in, and create uncertainty surrounding, the Company’s business, which may materially adversely affect the Company’s results of operations and the Company’s business. Uncertainty as to whether the Merger will be completed may affect the Company’s ability to recruit prospective employees or to retain and motivate existing employees. Employee retention may be particularly challenging while the transaction is pending because employees may experience uncertainty about their roles following the transaction. Uncertainty as to whether the Merger will be completed could adversely affect the Company’s business and the Company’s relationship with collaborators, suppliers, vendors, regulators and other business partners. For example, vendors, collaborators and other counterparties may defer their decisions to work with the Company or seek to change their existing business relationships with the Company. Changes to, or termination of, existing business relationships could adversely affect the Company’s results of operations and financial condition, as well as the market price of the Common Stock. The adverse effects of the pendency of the transaction could be exacerbated by any delays in completion of the Merger or termination of the Merger Agreement.

The Exchange Ratio (as defined in the Merger Agreement) will not change or otherwise be adjusted based on the market price of the Common Stock, so the Merger consideration at the Merger Closing may have a greater or lesser value than at the time the Merger Agreement was signed.

Any changes in the market price of the Company stock before the completion of the Merger will not affect the Exchange Ratio or the number of shares the stockholder of Biolabs (the “Biolabs Stockholders”) will be entitled to receive pursuant to the Merger Agreement. Therefore, if before the completion of the Merger, the market price of the Common Stock increases from the market price on the date of the Merger Agreement, then Biolabs Stockholders could receive Merger consideration with substantially higher value for their shares of capital stock of Biolabs (the “Biolabs Capital Stock”) than the parties had negotiated when they established the Exchange Ratio. Similarly, if before the completion of the Merger the market price of the Common Stock decreases from the market price on the date of the Merger Agreement, then Biolabs Stockholders could receive Merger consideration with substantially lower value than the parties had negotiated when they established the Exchange Ratio. The Merger Agreement does not include a price-based termination right.

Failure to complete the Merger may result in the Company paying a termination fee to Biolabs and could harm the price of the Common Stock and future business and operations.

If the Merger is not completed, the Company is subject to the following risks:

•
if the Merger Agreement is terminated under specified circumstances, the Company could be required to pay Biolabs a termination fee of $2 million;
•
the price of the Common Stock may decrease and could fluctuate significantly; and

•
the Company will incur substantial costs related to the Merger, such as financial advisor, legal and accounting fees, a majority of which must be paid even if the Merger is not completed.

If the Merger Agreement is terminated, there can be no assurance that the Company will be able to find another third party with whom to transact a business combination that would yield comparable or greater benefits.

If the conditions to the Merger are not satisfied or waived, the Merger may not occur.

Specified conditions must be satisfied or, to the extent permitted by applicable law, waived to complete the Merger. These conditions are set forth in the Merger Agreement. The Company and Biolabs cannot assure you that all of the conditions to the consummation of the Merger will be satisfied or waived. If the conditions are not satisfied or waived, the Merger may not occur, or the Merger Closing may be delayed.

The Merger may be completed even though a material adverse effect may result from the public announcement of the Merger, industry-wide changes or other causes.

In general, neither the Company or Biolabs is obligated to complete the Merger if there is a material adverse effect affecting the other party between April 11, 2025 (the date of the Merger Agreement) and the Merger Closing. However, certain types of events are excluded from the concept of a “material adverse effect.” Such exclusions include but are not limited to changes in general economic conditions, industry-wide changes, changes resulting from the public announcement of the Merger, natural disasters, pandemics, public health events, other force majeure events, acts or threat of terrorism or war and changes in Law or GAAP. Therefore, if any of these events were to occur and adversely affect the Company or Biolabs, the other party would still be required to consummate the Merger notwithstanding such material adverse effects. If any such adverse effects occur and the Company or Biolabs consummates the Merger Closing, the common stock price of the Company following the Merger (the “Combined Company”) may suffer. This, in turn, may reduce the value of the Merger to the stockholders of the Company, Biolabs, or both.

If the Company and Biolabs complete the Merger, the Combined Company may need to raise additional capital by issuing equity securities or additional debt, which may cause significant dilution to the Combined Company’s stockholders or restrict the Combined Company’s operations.

Pursuant to the Merger Agreement, on or before to the Merger Closing, the Company is obligated to complete the one or more private placements or public offerings of the Company’s securities to raise minimum gross proceeds of $4 million (including only up to $2 million of debt securities or a loan), on such terms as are mutually agreed to by the Company and Biolabs (collectively, the “Concurrent Financing”). On April 14, 2025, the Company entered into a sales agreement (the “ATM Sales Agreement”) with Brookline Capital Markets, a division of Arcadia Securities, LLC (the “Sales Agent”), pursuant to which the Company may offer and sell shares of Common Stock, having an aggregate offering price of up to $2 million, from time to time, pursuant to an “at the market” offering program under which the Sales Agent will act as sales agent (the “ATM Financing”). The shares of Common Stock issued in the ATM Financing will result in dilution to all securityholders of the Combined Company (i.e., both the stockholders of the Company (the “Company Stockholders”) and former Biolabs Stockholders).

Even if the Company consummates the Concurrent Financing, the Combined Company may need to raise additional capital in the future. Additional financing may not be available to the Combined Company when it is needed or may not be available on favorable terms. To the extent that the Combined Company raises additional capital by issuing equity securities, such financing will cause additional dilution to all stockholders of the Combined Company, including the Company Stockholders and former Biolabs Stockholders. It is also possible that the terms of any new equity securities may have preferences over the Combined Company’s common stock. Any debt financing into which the Combined Company enters may involve covenants that restrict its operations. These restrictive covenants may include limitations on additional borrowing and specific restrictions on the use of the Combined Company’s assets, as well as prohibitions on its ability to grant liens, pay dividends, redeem its stock or make investments. In addition, if the Combined Company raises additional funds through licensing arrangements, the terms of such arrangements may not be favorable to the Combined Company.

Some of the Company directors and executive officers may have interests in the Merger that are different from yours and that may influence them to support or approve the Merger without regard to your interests.

Directors and executive officers of the Company may have interests in the Merger that are different from, or in addition to, the interests of other the Company Stockholders generally. These interests with respect to the Company’s directors and executive officers may include, among others, acceleration of stock option vesting, severance payments if employment is terminated in a qualifying termination in connection with the Merger and rights to continued indemnification, expense advancement and insurance coverage. One or more members of the Board may continue as directors of the Combined Company after the effective time of the Merger, and, following the Merger Closing, may therefore be eligible to be compensated as non-employee directors of the Combined Company.

In addition, certain members of the Board will continue as directors of the Combined Company after the Effective Time, and, following the Merger Closing, will be eligible to be compensated as non-employee directors of the Combined Company pursuant to a non-employee director compensation policy that is expected to be adopted in connection with the Merger Closing and take effect at the Effective Time.

The Board was aware of and considered those interests, among other matters, in reaching its decision to approve and adopt the Merger Agreement, approve the Merger, and recommend the approval of the Merger Agreement to the Company Stockholders. These interests, among other factors, may have influenced the directors and executive officers of the Company to support or approve the Merger.

The Company Stockholders may not realize a benefit from the Merger commensurate with the ownership dilution they will experience in connection with the Merger.

If the Combined Company is unable to realize the full strategic and financial benefits currently anticipated from the Merger, the Company Stockholders will have experienced substantial dilution of their ownership interests, including as a result of the Concurrent Financing, without receiving any commensurate benefit, or will have only received part of the commensurate benefit resulting from the extent to which the Combined Company is able to realize the strategic and financial benefits currently anticipated from the Merger.

If the Merger is not completed, the Company’s stock price may decrease significantly.

The market price of the Common Stock is subject to significant fluctuations. Market prices for securities of pharmaceutical, biotechnology and other life science companies have historically been particularly volatile. In addition, the market price of the Common Stock will likely be volatile based on whether stockholders and other investors believe that the Company can complete the Merger or otherwise raise additional capital to support the Company’s operations if the Merger is not consummated and another strategic transaction cannot be identified, negotiated and consummated in a timely manner, if at all. The volatility of the market price of the Common Stock may be exacerbated by low trading volume. Additional factors that may cause the market price of the Common Stock to fluctuate include:

•
the entry into, or termination of, the Company’s key agreements, including commercial partner agreements;
•
announcements by the Company’s commercial partners or competitors of new commercial products, significant contracts, commercial relationships or capital commitments;
•
the loss of the Company’s key employees;
•
future sales of the Company’s Common Stock;
•
general and industry-specific economic conditions that may affect its research and development expenditures;
•
the Company’s failure to meet industry analyst expectations; and
•
period-to-period fluctuations in financial results.

Moreover, the stock markets in general have experienced substantial volatility that has often been unrelated to the operating performance of individual companies. These broad market fluctuations may also adversely affect the trading price of the Common Stock. In the past, following periods of volatility in the market price of a company’s securities, stockholders have often instituted class action securities litigation against such companies.

The Company Stockholders will generally have a reduced ownership and voting interest in, and will exercise less influence over the management of, the Combined Company following the completion of the Merger as compared to their current ownership and voting interests in the respective companies.

After the completion of the Merger, the current the Company Stockholders will generally own a smaller percentage of the Combined Company than their ownership of their respective companies prior to the Merger. Immediately after the consummation of the Merger, based solely on the estimated Exchange Ratio, and without giving effect to an Concurrent Financing, the Company securityholders as of immediately prior to the Merger are expected to own approximately 49.9% of the outstanding shares of capital stock of the Combined Company on a fully-diluted basis and the former Biolabs Stockholders are expected to own approximately 50.1% of the outstanding shares of capital stock of the Combined Company on a fully-diluted basis, in each case, before the issuance of any Earnout Shares (as defined in the Merger Agreement).

During the pendency of the Merger, neither the Company nor Biolabs will be able to enter into a business combination with another party on more favorable terms because of restrictions in the Merger Agreement, which could adversely affect their respective business prospects.

Covenants in the Merger Agreement impede the ability of the Company and Biolabs to make acquisitions during the pendency of the Merger, subject to specified exceptions. As a result, if the Merger is not completed, the parties may be at a disadvantage with respect to their competitors during that period. In addition, while the Merger Agreement is in effect, each party is generally prohibited from soliciting, seeking, initiating or knowingly encouraging, inducing or facilitating the communication, making, submission or announcement of any acquisition proposal or acquisition inquiry or taking any action that could reasonably be expected to lead to certain transactions involving a third party, including a Merger, sale of assets or other business combination, subject to specified exceptions. Even if such a transaction would be favorable to such party’s stockholders, such party would be unable to pursue it.

Certain provisions of the Merger Agreement may discourage third parties from submitting competing proposals, including proposals that may be superior to the transactions contemplated by the Merger Agreement.

The terms of the Merger Agreement prohibit each of the Company and Biolabs from soliciting competing proposals or cooperating with persons making unsolicited takeover proposals except in limited circumstances set forth in the Merger Agreement. In addition, if the Company terminates the Merger Agreement under specified circumstances, the Company will be required to pay Biolabs a termination fee of $2 million. This termination fee may discourage third parties from submitting competing proposals to the Company or its stockholders and may cause the Board to be less inclined to recommend a competing proposal.

Because the lack of a public market for Biolabs Capital Stock makes it difficult to evaluate the fair market value of its capital stock, the value of the Common Stock to be issued to Biolabs Stockholders may be more or less than the fair market value of Biolabs Capital Stock.

The outstanding capital stock of Biolabs is privately held and is not traded on any public market. The lack of a public market makes it difficult to determine the fair market value of Biolabs Capital Stock. Because the percentage of the Company equity to be issued to Biolabs Stockholders was determined based on negotiations between the parties, it is possible that the value of the Common Stock to be issued to Biolabs Stockholders will be more or less than the fair market value of Biolabs Capital Stock.

Lawsuits may be filed against the Company, Biolabs, or any of the members of their respective boards of directors arising out of the Merger, which may delay or prevent the Merger.

Putative stockholder complaints, including stockholder class action complaints, and other complaints may be filed against the Company, the Board, Biolabs, the Biolabs Board and others in connection with the transactions contemplated by the Merger Agreement. The outcome of litigation is uncertain, and the Company or Biolabs may not be successful in defending against any such future claims. Lawsuits that may be filed against the Company, the Board, Biolabs, or the Biolabs Board could delay or prevent the Merger, divert the attention of the Company’s and Biolabs’ management and employees from their day-to-day business and otherwise adversely affect the Company and Biolabs financially.

The Company is substantially dependent on the Company’s remaining employees to facilitate the consummation of the Merger.

As of April 30, 2025, the Company had only thirteen full-time employees. the Company’s ability to successfully complete the Merger depends in large part on the Company’s ability to retain certain remaining personnel. Despite the Company’s efforts to retain these employees, one or more employees may terminate their employment with the Company on short notice. The loss of the services of certain employees could potentially harm the Company’s ability to consummate the Merger and run the Company’s day-to-day business operations, as well as fulfill the Company’s reporting obligations as a public company.

Financial projections regarding the Company and Biolabs may not prove accurate.

In connection with the Merger, the Company and Biolabs prepared and considered internal financial forecasts for the Company and Biolabs. These financial projections are based on several assumptions, including regarding future operating cash flows, expenditures and income of the Company and Biolabs, including benefits to be realized from the Merger. These financial projections were not prepared with a view to public disclosure, are subject to significant economic, competitive, industry and other uncertainties and may not be achieved in full, within projected timeframes or at all. The failure of the Company and Biolabs to achieve projected results could have a material adverse effect on the price of each company’s common stock prior to consummation the Merger and the Combined Company’s financial position after the consummation of the Merger

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

Insider Trading Arrangements

During the three months ended March 31, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 6. Exhibits.

Furnish the exhibits required by Item 601 of Regulation S-K (§ 229.601 of this chapter).

Number	Description
2.1†

Agreement and Plan of Merger, dated as of April 11, 2025, by and among Longevity Health Holdings, Inc., Longevity Health Biomarkers, Inc., 20/20 Biolabs, Inc. and Jonathan Cohen (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 14, 2025).

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

3.4

Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation of Longevity Health Holdings, Inc., effective May 12, 2025 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 12, 2025).

3.5	Amended and Restated Bylaws of Longevity Health Holdings, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the SEC on March 10, 2025).
10.1

Separation and Release of Claims Agreement, dated January 24, 2025, by and between Longevity Health Holdings, Inc. (formerly Carmell Corporation) and Kendra Bracken-Ferguson (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 24, 2025).

10.2*	Collaboration Agreement, dated November 28, 2023, by and between Longevity Health Holdings, Inc. (as assignee of Elevai Labs, Inc.) and Yuva BioSciences, Inc.
10.3*†	Research & Development and Manufacturing Agreement, dated September 6, 2023, by and between Longevity Health Holdings, Inc. (as assignee of Elevai Labs, Inc.) and Allure Labs, LLC
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents.

* Filed herewith

† Annexes, schedules and exhibits to this Exhibit omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Longevity Health Holdings, Inc.

Date: May 15, 2025	By:	/s/ Rajiv Shukla
Name: Rajiv Shukla
Title: Chairman and Chief Executive Officer

Longevity Health Holdings, Inc.

Date: May 15, 2025	By:	/s/ Bryan J. Cassaday
Name: Bryan J. Cassaday
Title: Chief Financial Officer