Form 10-K/A
period 2024-12-31
Longevity Health Holdings, Inc.
filed 2025-06-17
CIK 1842939

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

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

i

EXPLANATORY NOTE

Longevity Health Holdings, Inc. (the “Company”) is filing this Amendment No. 1 (the “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 31, 2025 (the “Original Filing”), for the sole purposes of (i) amending the certifications of the Company’s principal executive officer and principal financial officer filed as Exhibits 31.1, 31.2, 32.1 and 32.2 to the Original Filing to correct the Company’s name therein and (ii) filing a consent of the Company’s independent registered public accounting firm as Exhibit 23.1.

Except as set forth above in this Explanatory Note, no other amendments are being made to the Original Filing. This Amendment does not reflect events occurring after the date of the Original Filing or modify or update any of the other disclosures set forth therein.

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

10.14+

Amended and Restated Executive Employment Agreement between Carmell Corporation and Rajiv Shukla, dated August 10, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2024).

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

10.21	Non-Redemption Agreement, dated July 9, 2023 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 10, 2023).
10.22	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 4, 2024).
10.23	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 31, 2024).
14.1#	Longevity Health Holdings, Inc. Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2025)
19.1	Longevity Health Holdings, Inc. Insider Trading Policy (incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2025)
21.1	Subsidiaries of Longevity Health Holdings, Inc. (incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2025)
23.1*	Consent of Adeptus Partners, LLC
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules` 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Longevity Health Holdings, Inc. Compensation Recovery Policy (incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K filed with the SEC on April 1, 2024).
Exhibit 101:
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

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

Longevity Health Holdings, Inc.

Date: June 17, 2025	By:	/s/ Rajiv Shukla
Name: Rajiv Shukla
Chief Executive Officer and Chairman
(Principal Executive Officer)