Form 10-Q
period 2025-06-30
Longevity Health Holdings, Inc.
filed 2025-08-14
CIK 1842939

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 13, 2025, the registrant had 1,781,738 shares of common stock, $0.0001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

LONGEVITY HEALTH HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2025	2024
	(unaudited)
ASSETS
Current assets:
Cash	$1,551,199	$157,139
Accounts receivable	54,496	4,096
Inventory	1,172,634	108,705
Prepaid expenses	95,720	297,462
Deferred offering costs	65,000	86,314
Income taxes receivable	301,838	301,838
Total current assets	3,240,887	955,554
Operating lease right of use asset	343,426	384,879
Property and equipment, net of accumulated depreciation of $745,517 and $701,655, respectively	117,662	113,906
Intangible assets, net of accumulated amortization of $53,379 and $51,105, respectively	17,367	19,641
Total assets	$3,719,342	$1,473,980

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$4,590,542	$4,058,091
Accrued interest	1,175,845	1,175,845
Accrued expenses and other liabilities	920,049	313,713
Loans payable	16,672	241,158
Consideration payable	67,742	—
Earnout liabilities	51,325	—
Operating lease liability	91,473	87,898
Total current liabilities	6,913,648	5,876,705
Long-term liabilities:
Earnout payable, net of current portion	279,938	—
Operating lease liability, net of current portion	263,290	309,937
Total liabilities	7,456,876	6,186,642

Commitments and contingencies (see Note 9)

Stockholders’ deficit:
Series A convertible voting preferred stock, $0.0001 par value; -0- and 4,243 shares authorized, -0- shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	—	—
Common stock, $0.0001 par value, 250,000,000 shares authorized, and 1,483,738 and 696,969 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	148	70
Additional paid-in capital	68,526,285	64,158,930
Accumulated deficit	(72,263,967)	(68,871,662)
Total stockholders’ deficit	(3,737,534)	(4,712,662)
Total liabilities and stockholders’ deficit	$3,719,342	$1,473,980

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LONGEVITY HEALTH HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Gross sales	$535,978	$12,720	$1,070,921	$12,720
Discounts and allowances	(32,366)	(400)	(56,956)	(400)
Net sales	503,612	12,320	1,013,965	12,320
Cost of sales	200,954	292	441,484	292
Gross profit	302,658	12,028	572,481	12,028

Operating expenses:
Selling and marketing	345,505	11,045	626,054	11,045
Research and development	228,606	104,066	425,518	533,486
General and administrative	1,564,967	1,064,874	2,840,128	1,992,268
Depreciation and amortization of intangible assets	22,184	23,530	46,136	47,061
Total operating expenses	2,161,262	1,203,515	3,937,836	2,583,860
Loss from operations	(1,858,604)	(1,191,487)	(3,365,355)	(2,571,832)

Other income (expense):
Other income	4,357	19,771	10,234	28,825
Interest expense	(2,561)	(3,264)	(7,554)	(14,830)
Change in fair value of earnout liabilities	(29,630)	—	(29,630)	—
Amortization of debt discount	—	(6,081)	—	(19,549)
Loss on forward purchase agreement	—	(2,123,477)	—	(4,280,314)
Total other income (expense)	(27,834)	(2,113,051)	(26,950)	(4,285,868)
Loss from continuing operations before income taxes	(1,886,438)	(3,304,538)	(3,392,305)	(6,857,700)

Income tax benefit	—	—	—	—

Loss from continuing operations	(1,886,438)	(3,304,538)	(3,392,305)	(6,857,700)

Loss from discontinued operations	—	—	—	(1,252,276)
Gain on sale of discontinued operations	—	—	—	1,534,479
Net loss	$(1,886,438)	$(3,304,538)	$(3,392,305)	$(6,575,497)

Net loss per common share - basic and diluted:
Net loss from continuing operations	$(1.56)	$(4.78)	$(3.08)	$(9.43)
Discontinued operations, net of tax	—	—	—	0.39
Net loss per common share	$(1.56)	$(4.78)	$(3.08)	$(9.04)

Weighted average of common shares outstanding - basic and diluted	1,209,809	691,167	1,101,174	727,503

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LONGEVITY HEALTH HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

Three and Six Months Ended June 30, 2025 and 2024

(Unaudited)

	Series A Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at March 31, 2025	—	$—	1,004,117	$100	$66,572,144	$(70,377,529)	$(3,805,285)
Common Stock issued, net of costs	—	—	479,621	48	1,759,818	—	1,759,866
Stock-based compensation expense	—	—	—	—	194,323	—	194,323
Net loss	—	—	—	—	—	(1,886,438)	(1,886,438)
Balance at June 30, 2025	—	$—	1,483,738	$148	$68,526,285	$(72,263,967)	$(3,737,534)

Balance at March 31, 2024	—	$—	645,369	$65	$60,382,636	$(61,774,360)	$(1,391,659)
Common Stock issued in connection with Notes	—	—	7,096	1	473,499	—	473,500
Common Stock issued, net of costs	—	—	44,382	4	2,687,221	—	2,687,225
Stock-based compensation expense	—	—	—	—	163,700	—	163,700
Net loss	—	—	—	—	—	(3,304,538)	(3,304,538)
Balance at June 30, 2024	—	$—	696,847	$70	$63,707,056	$(65,078,898)	$(1,371,772)

Balance at January 1, 2025	—	$—	696,969	$70	$64,158,930	$(68,871,662)	$(4,712,662)
Common Stock issued, net of costs	—	—	748,461	74	3,397,402	—	3,397,476
Common Stock issued/issuable for Elevai Acquisition	—	—	38,308	4	660,801	—	660,805
Stock-based compensation expense	—	—	—	—	309,152	—	309,152
Net loss	—	—	—	—	—	(3,392,305)	(3,392,305)
Balance at June 30, 2025	—	$—	1,483,738	$148	$68,526,285	$(72,263,967)	$(3,737,534)

Balance at January 1, 2024	4,243	$1	769,686	$77	$83,252,333	$(58,503,401)	$24,749,010
Common Stock issued in connection with Notes	—	—	10,957	1	848,499	—	848,500
Stock received from AxoBio Disposition	(4,243)	(1)	(128,178)	(12)	(23,456,166)	—	(23,456,179)
Common Stock issued, net of costs	—	—	44,382	4	2,687,221	—	2,687,225
Stock-based compensation expense	—	—	—	—	375,169	—	375,169
Net loss	—	—	—	—	—	(6,575,497)	(6,575,497)
Balance at June 30, 2024	—	$—	696,847	$70	$63,707,056	$(65,078,898)	$(1,371,772)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LONGEVITY HEALTH HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2025 and 2024

(Unaudited)

	2025	2024
Cash flows from operating activities:
Net loss from continuing operations	$(3,392,305)	$(6,857,700)
Loss from discontinued operations, net of tax	—	(1,252,276)
Gain on sale of discontinued operations	—	1,534,479
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of discontinued operations	—	(1,534,479)
Stock-based compensation	309,152	375,169
Depreciation and amortization of intangible assets	46,136	47,061
Amortization of right of use assets	93,174	68,779
Change in fair value of earnout liabilities	29,630	—
Amortization of debt discount	—	19,549
Loss on forward purchase agreement	—	4,280,314
Changes in operating assets and liabilities:
Accounts receivable	26,155	—
Inventory	222,210	(113,872)
Prepaid expenses	321,096	597,108
Assets available for sale	—	4,662,980
Accounts payable	258,791	(321,816)
Accrued expenses and other liabilities	592,530	(1,259,808)
Lease liability	(95,712)	(70,399)
Liabilities available for sale	—	(2,389,343)
Net cash used in operating activities	(1,589,143)	(2,214,254)

Cash flows from investing activities
Cash paid for Elevai Acquisition transaction costs	(150,000)	—
Cash paid for offering costs	(15,000)	—
Cash paid in AxoBio Disposition	—	(748,796)
Net cash used in investing activities	(165,000)	(748,796)

Cash flows from financing activities:
Proceeds from issuance of Common Stock, net of costs	3,397,476	2,687,225
Proceeds from issuance of loans	—	31,538
Repayment of loans	(249,273)	(469,899)
Net cash provided by financing activities	3,148,203	2,248,864

Net increase (decrease) in cash	1,394,060	(714,186)
Cash - beginning of the period	157,139	2,912,461
Cash - end of the period	$1,551,199	$2,198,275

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LONGEVITY HEALTH HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

Six Months Ended June 30, 2025 and 2024

(Unaudited)

	2025	2024
Supplemental cash flow information:
Interest paid	$7,554	$14,830
Income taxes paid	—	—

Non-cash financing activity:
Fair value of shares issued in Elevai Acquisition	$660,805	$—
Consideration payable	67,742	—
Earnout liabilities in Elevai Acquisition	301,633	—
Insurance premium financing agreement	24,787
Unpaid deferred offering costs	50,000
Fair value of shares received in AxoBio Disposition	—	23,456,179
Net assets sold in AxoBio Disposition	—	21,921,697
Common Stock issued in connection with conversion of Notes	—	848,500

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LONGEVITY HEALTH HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — NATURE OF THE ORGANIZATION AND BUSINESS

Longevity Health Holdings, Inc., a Delaware corporation (the “Company”), is a bio-aesthetics company focused on longevity and healthy aging. The Company’s cosmetic skincare and haircare products support skin and hair health and are tailored to meet the demanding technical requirements of professional care providers and discerning retail consumers. The Company sells its products in the United States through three channels, including business-to-business, direct-to-consumer and distributor sales channels. The Company's operations are based in Pittsburgh, Pennsylvania. The Company operates as a single segment, and all of its operations are located in the United States.

Reverse Stock Split

On May 12, 2025 (the “Split Effective Time”), the Company effected a reverse stock split of its common stock, par value $0.0001 per share (the “Common Stock”), at a ratio of 1:30 (the “Reverse Stock Split”). At the Split Effective Time, every 30 shares of Common Stock issued and outstanding immediately prior to the Split Effective Time were automatically combined into one issued and outstanding share of Common Stock without any change in the par value per share or the total number of authorized shares. In addition, proportional adjustments were made to the exercise price and number of shares of Common Stock issuable upon exercise of the Company's outstanding stock options and warrants. All share and per share numbers and amounts in this Quarterly Report on Form 10-Q (this “Form 10-Q”) have been restated to reflect the Reverse Stock Split.

Elevai Acquisition

On January 16, 2025 (the “Closing Date”), the Company completed, through its wholly owned subsidiary, Elevai Skincare, Inc. (formerly Cutis Cura Corporation), a Delaware corporation (the “Buyer”), the acquisition of substantially all of the assets (the “Purchased Assets”), and assumption of certain of the liabilities (the “Assumed Liabilities”), of PMGC Holdings Inc., a Nevada corporation and successor to Elevai Labs Inc., a Delaware corporation (the “Parent”), and PMGC Impasse, Inc. (formerly Elevai Skincare, Inc.), a Delaware corporation and a wholly owned subsidiary of the Parent (the “Seller”), related to the Seller’s skincare and haircare business (“Elevai Skincare”), pursuant to an Asset Purchase Agreement, dated as of December 31, 2024 (the “Asset Purchase Agreement”) as detailed in Note 4 (the “Elevai Acquisition”).

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

Elevai Acquisition

The Elevai Acquisition is accounted for as an asset purchase as it did not meet the screening test under GAAP to be considered a business in accordance with Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 805, Business Combinations (“ASC 805”). As such, the Purchased Assets and the Assumed Liabilities are recognized at fair value, with the excess of the fair value of the purchase consideration allocated to the financial assets acquired.

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

Cash and Cash Equivalents

Cash includes cash on hand and demand deposit accounts, and cash equivalents include highly liquid instruments with maturities of three months or less. Cash and cash equivalents are held by financial institutions and are federally insured up to certain limits. At times, the Company’s cash and cash equivalents balance exceeds the federally insured limits, which potentially subjects the Company to concentrations of credit risk. As of June 30, 2025, the Company had $1,011,747 of cash balances in excess of such limits. As of June 30, 2025 and December 31, 2024, the Company had cash equivalents of $25,538 and $25,374, respectively.

Accounts Receivable

Accounts receivable are recorded at the original invoice amount. Receivables are considered past due based on the contractual payment terms. The Company reserves a percentage of its trade receivable balance based on collection history and current economic trends that it expects will impact the level of credit losses over the life of the Company’s receivables. These reserves are re-evaluated on a regular basis and adjusted as needed. Once a receivable is deemed to be uncollectible, such balance is charged against the reserve. The Company had reserves of $23,587 and $0 related to the potential likelihood of not collecting its receivables as of June 30, 2025 and December 31, 2024.

Inventory

The Company’s inventory consists of raw materials, work-in-process, and finished goods and is stated at the lower of cost or net realizable value. Cost is calculated by applying the average cost method. The Company regularly reviews inventory quantities on hand and writes down to its net realizable value any inventory that it believes to be impaired. Management considers forecast demand in relation to the inventory on hand, the competitiveness of product offerings, market conditions, and product life cycles when determining excess and obsolescence and net realizable value adjustments. The Company had no reserve for obsolescence as of June 30, 2025 and December 31, 2024.

Deferred Offering Costs

The Company complies with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A, Expenses of Offering. ASC 340-10-S99-1 states that specific incremental costs directly attributable to a proposed or actual offering of equity securities incurred prior to the effective date of the offering may be deferred and charged against the gross proceeds of the offering when the offering occurs. As of June 30, 2025, the Company had deferred costs related to the merger with True Health Inc., as detailed in Note 14, of $65,000. As of December 31, 2024, the Company capitalized deferred offering costs of $86,314 related to the 2025 Private Placement, as defined in Note 11, which was recognized as a reduction of the gross proceeds received.

Forward Purchase Agreement

In July 2023, the Company entered into a forward purchase agreement (the “FPA”) with each of Meteora Special Opportunity Fund I, LP (“MSOF”), Meteora Capital Partners, LP (“MCP”), and Meteora Select Trading Opportunities Master, LP (“MSTO”) (with MCP, MSOF, and MSTO collectively as “Meteora”) providing for an over-the-counter prepaid equity forward transaction relating to 56,865 shares of Common Stock. The FPA was recorded at fair value, with changes in fair value recognized in the unaudited condensed consolidated statements of operations. In August 2024, the Company and Meteora amended the settlement method provision of the FPA from physical settlement to cash settlement (the FPA as amended, the “2024 FPA” and the amendment to the FPA, the “FPA Amendment”). At the end of the Valuation Period (as defined in the 2024 FPA), a cash amount payable to the Company would equal the number of unsold shares multiplied by the daily volume-weighted average price over the Valuation Period, less a settlement adjustment equal to the number of unsold recycled shares multiplied by $22.50. If the net settlement amount was negative, no amounts were due to or from the Company. No shares were sold pursuant to the 2024 FPA, and the Valuation Period terminated in October 2024 with no amounts due to or from the Company.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Maintenance and repair charges are expensed as incurred. Fixed assets are depreciated under the straight-line method using the following estimated useful lives:

•
Equipment – 5-7 years
•
Leasehold improvements – The lesser of 10 years or the remaining life of the lease
•
Furniture and fixtures – 7 years

Intangible Assets

Finite-lived intangible assets are related to patent costs directly associated with the submission of Company patent applications. These intangible assets are carried at cost and amortized based on an estimated economic benefit period of 16 years. Gross patent costs of $70,746 as of June 30, 2025 and December 31, 2024 are being amortized on a straight-line basis over the patent term and are stated net of accumulated amortization of $53,379 and $51,105, respectively. The Company evaluates finite-lived intangible assets for impairment by assessing the recoverability of these assets whenever adverse events or changes in circumstances or business climate indicate that expected undiscounted future cash flows related to such intangible assets may not be sufficient to support the net book value of such assets. An impairment charge is recognized in the period of identification to the extent the carrying amount of an asset exceeds the fair value of such asset. Significant judgments required in assessing the impairment of intangible assets include the assumption that the Company only has a single reporting unit, identifying whether events or changes in circumstances require an impairment assessment, estimating future cash flows, determining appropriate discount and growth rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value and whether an impairment exists and, if so, the amount of that impairment. No asset impairment was recognized during the six months ended June 30, 2025 and 2024. Amortization expense totaled $1,137 and $1,132 for the three months ended June 30, 2025 and 2024, respectively, and $2,274 and $2,264 for the six months ended June 30, 2025 and 2024, respectively.

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

The Company has elected to apply the significant financing practical expedient, as allowed under ASC 606. As a result, the Company does not adjust the promised amount of consideration in a customer contract for the effects of a significant financing component when the period of time between when the Company transfers a promised good or service to a customer and when the customer pays for the good or service will be one year or less. The Company has standard payment terms that generally require payment within approximately 30 days. The Company had no material contract assets, contract liabilities, or deferred contract costs recorded as of June 30, 2025 and December 31, 2024. The Company expenses the costs to obtain a contract as incurred when the amortization period is less than one year.

Cost of Sales

Cost of sales is comprised of all costs to manufacture and package our products, third-party logistics and distribution costs, including shipping and handling costs and inventory adjustments due to expiring products, if any. Cost of sales also includes the Royalties (as defined in Note 4) on the sale of Elevai's products and the royalties related to the Yuva License detailed in Note 9.

Selling and Marketing Expenses

Selling and marketing expenses are recognized as incurred and consist primarily of advertising costs, commissions and distribution and marketing costs. Sales and marketing expenses totaled $345,505 and $11,045 for the three months ended June 30, 2025 and 2024, respectively, and $626,054 and $11,045 for the six months ended June 30, 2025 and 2024, respectively.

Research and Development Expenses

Research and development expenses are expensed as incurred and consist principally of personnel costs, laboratory supplies and consumables, and third-party testing services.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2025 and December 31, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position.

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

Potentially dilutive securities not included in diluted weighted average shares outstanding consist of the following (in common stock equivalents):

	June 30,
	2025	2024
Common Stock options	104,191	41,441
Common Stock warrants	745,701	154,941
Total Common Stock equivalents	849,892	196,382

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

Other financial assets and liabilities are categorized based on a hierarchy of inputs as follows:

	June 30, 2025		December 31, 2024		Fair Value
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Input Hierarchy
Money market accounts	$25,538	$25,538	$25,374	$25,374	Level 1
Earnout liabilities	331,263	331,263	—	—	Level 3

Changes in the fair value of Level 3 financial liabilities for the six months ended June 30, 2025 are as follows:

Earnout Liabilities:
Balance, beginning of year	$—
Initial recognition	301,633
Change in fair value	29,630
Balance, end of period	$331,263

In connection with the Elevai Acquisition, the Seller is entitled to a $56,525 cash earnout to be paid within 60 days following the sale of certain inventory as described in Note 4. In addition, the Buyer will pay the Seller a one-time payment of $500,000 if the Buyer achieves $500,000 in net revenue from sales of the Seller’s existing hair and scalp products as described in Note 4.

The fair value of the earnout liability associated with the sale of inventory was estimated using the following assumptions:

	January 16, 2025	June 30, 2025
Discount rate	21%	21%
Probability of milestone achievement	100%	100%
Expected term (in years)	1.00	0.54

The fair value of the earnout liability associated with the hair and scalp products was estimated using the following assumptions:

	January 16, 2025	June 30, 2025
Discount rate	21%	21%
Probability of milestone achievement	75%	75%
Expected term (in years)	2.00	1.54

NOTE 3 — GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

The unaudited condensed consolidated financial statements were prepared under the assumption that we would continue our operations as a going concern, which contemplates the realization of assets and the satisfaction of liabilities during the normal course of business. The Company had negative net working capital of $3,672,761 as of June 30, 2025, and a net loss of $3,392,305 and negative net cash flow from operations of $1,589,143 for the six months ended June 30, 2025.

Due to its current and potential liabilities, the cash available to the Company may not be sufficient to allow the Company to operate for at least 12 months from the date these unaudited condensed consolidated financial statements are available for issuance. The Company may need to raise additional capital through equity or debt issuances. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations and reducing payroll expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These unaudited condensed consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

As more fully described in Note 11, the Company closed an offering of Common Stock and Common Stock Warrants (as defined in Note 11) on January 2, 2025 in the 2025 Private Placement, resulting in gross proceeds to the Company of approximately $1.85 million and sold Common Stock under its ATM Financing (as defined in Note 11) in May 2025, resulting in gross proceeds to the Company of approximately $1.96 million. In addition, the Company also closed on the acquisition of the operating assets of Elevai Skincare in the Elevai Acquisition on January 16, 2025, as more fully described in Note 4. Elevai Skincare’s skincare and haircare products generated revenue of approximately $2.5 million in 2024. The Company also received $1.0 million in proceeds from the exercise of certain of the Common Stock Warrants in July 2025, as detailed in Note 14.

In addition to exploring the out-licensing of certain research and development programs to enhance its liquidity, the Company reduced its operating expenses in the first quarter of 2024 by terminating certain full-time employees in non-core areas or overlapping business functions. In addition, the Company terminated leases on redundant facility space in August 2024 and May 2025.

NOTE 4 — ELEVAI ACQUISITION

The purchase consideration for the Elevai Acquisition consisted of (i) 38,308 shares of Common Stock issued by the Company to the Seller (the “Closing Shares”) at the Closing, and 3,927 additional shares of Common Stock to be withheld by the Company for 12 months after the Closing to secure the indemnification obligations of the Seller and the Parent under the Asset Purchase Agreement and (ii) the Buyer’s assumption of the Assumed Liabilities. In addition, the Buyer will pay to the Seller, for each year ending on the anniversary of the Closing Date during the five-year period following the Closing, an amount, if any, equal to 5% of the Net Sales (as defined in the Asset Purchase Agreement) of the Buyer generated during such year from the Seller’s existing products as of the Closing (the “Royalties”). The Seller is also entitled to $56,525 in cash to be paid within 60 days following the sale by the Buyer of all 7,500 units of the Enfinity product and 20,000 tubes of the Empower product included in the Purchased Assets and the Buyer will pay the Seller, if and when payable, a one-time payment of $500,000 if the Buyer achieves $500,000 in net revenue from sales of the Seller’s existing hair and scalp products as of the Closing on or before the 24-month anniversary of the Closing Date (collectively, the “Elevai Earnout”).

The consideration in the Elevai Acquisition (the “Elevai Consideration”) as of the Closing consisted of the following:

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

The total purchase consideration transferred in the Elevai Acquisition has been allocated to the Purchased Assets and Assumed Liabilities based on their fair values. The allocation of the purchase consideration as of the Closing was as follows:

Accounts receivable	$76,555
Inventory	1,286,139
Prepaid expenses and deposits	94,567
Right of use asset	51,721
Property and equipment	47,618
Total assets	1,556,600
Accounts payable	309,974
Customer deposits	13,806
Operating lease liability	52,640
Net assets to be acquired	$1,180,180

The Company estimated the fair value of the acquired inventories based on the selling price less costs to sell and recorded a fair value step-up of approximately $410,145 at the Closing Date. The fair value step-up is recognized in cost of sales as the related products sold.

The Company determined that the Elevai Acquisition was deemed significant to the Company in accordance with Rule 3-05 of Regulation S-X. As required by ASC 805, the following unaudited pro forma statements of operations for the six months ended June 30, 2025 and 2024 give effect to the Elevai Acquisition as if it had been completed on January 1, 2024. The unaudited pro forma financial information below is presented for illustrative purposes only and is not necessarily indicative of what the operating results actually would have been during the periods presented had the Elevai Acquisition been completed during the periods presented. In addition, the unaudited pro forma financial information does not purport to project future operating results. The pro forma statements of operations do not fully reflect: (i) any anticipated synergies (or costs to achieve synergies) or (ii) the impact of non-recurring items directly related to the Elevai Acquisition.

	Three months ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net sales from the unaudited condensed consolidated statements of operations	$503,612	$12,320	$1,013,965	$12,320
Add: Elevai Skincare net sales not reflected in the unaudited condensed consolidated statements of operations	—	605,529	152,381	1,220,092
Unaudited pro forma net sales	$503,612	$617,849	$1,166,346	$1,232,412

Net loss from the unaudited condensed consolidated statements of operations	$(1,886,438)	$(3,304,538)	$(3,392,305)	$(6,575,497)
Add: Inventory step-up adjustment recognized in cost of sales	151,689	—	386,341	—
Add: Elevai Skincare net loss not reflected in the unaudited condensed consolidated statements of operations	—	(859,580)	(27,644)	(1,712,709)
Unaudited pro forma net loss	$(1,734,749)	$(4,164,118)	$(3,033,608)	$(8,288,206)

NOTE 5 — INVENTORY

Inventory consists of the following:

	June 30, 2025	December 31, 2024
Raw materials	$598,547	$86,390
Work-in-process	13,618	19,229
Finished goods	560,469	3,086
Total	$1,172,634	$108,705

NOTE 6 — PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	June 30, 2025	December 31, 2024
Lab equipment	$732,844	$696,648
Leasehold improvements	115,333	115,333
Furniture and fixtures	15,002	3,580
	863,179	815,561
Less: accumulated depreciation	(745,517)	(701,655)
Property and equipment, net	$117,662	$113,906

Depreciation expense included in loss from continuing operations in the accompanying unaudited condensed consolidated statements of operations was $21,047 and $22,398 for the three months ended June 30, 2025 and 2024, respectively and $43,862 and $44,797 for the six months ended June 30, 2025 and 2024, respectively. Depreciation expense included in discontinued operations in the accompanying unaudited condensed consolidated statements of operations was $10,828 for both the three and six months ended June 30, 2024.

NOTE 7 — ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following amounts:

	June 30, 2025	December 31, 2024
Accrued royalties	$74,576	$—
Accrued severance	26,911	—
Other accrued expenses	818,562	313,713
Accrued expenses and other liabilities	$920,049	$313,713

NOTE 8 —DEBT

Insurance Premium Financing

In April 2025, the Company entered into an agreement with a third party to finance a $24,787 premium on an insurance policy. This financing agreement has a monthly payment amount of $2,170, accrues interest at a rate of 10.99% and matures in February 2026. As of June 30, 2025 and December 31, 2024, there was $16,672 and $0, respectively, of principal outstanding under this financing agreement.

In July 2024, the Company entered into a separate agreement with a third party to finance a $423,687 premium on an insurance policy. This financing agreement had a monthly payment of $40,467, accrued interest at a rate of 9.99%, and matured in June 2025. As of June 30, 2025 and December 31, 2024, there was $0 and $235,884, respectively, of principal outstanding under this financing agreement.

In April 2024, the Company entered into a separate agreement with a third party to finance a $29,911 premium on an insurance policy. This financing agreement had a monthly payment amount of $2,761, accrued interest at a rate of 9.99% and matured in February 2025. As of June 30, 2025 and December 31, 2024, there was $0 and $5,274, respectively, of principal outstanding under this financing agreement.

Interest expense on these financing agreements totaled $2,561 and $3,264 for the three months ended June 30, 2025 and 2024, respectively, and $7,554 and $14,830 for the six months ended June 30, 2025 and 2024, respectively.

U.S. Small Business Administration (SBA) Loan

AxoBio had an outstanding loan with the SBA with total principal outstanding of $2,000,000 (the “SBA Loan”). Interest under the SBA Loan accrued at a simple interest rate of 3.75% annually on funds outstanding as of the anniversary date of the initial borrowing. A monthly payment in the amount of $9,953 began in December 2023 and continues for a total of 30 years. In connection with the AxoBio Acquisition, as described in Note 13, the SBA Loan was adjusted to fair value, which, excluding accrued interest, was determined to be $1,498,000. The difference in the outstanding principal and fair value of $502,000 was recorded as debt discount and amortized over the remaining term of the loan using the effective interest method. The Company incurred interest expense of $17,571 and amortization of debt discount of $4,242 for both the three and six months ended June 30, 2024. The interest expense and amortization of debt discount related to the SBA Loan are classified as a component of discontinued operations in the accompanying unaudited condensed consolidated statements of operations.

Related Party Loans

AxoBio had several promissory notes outstanding to Burns Ventures, LLC (the “Burns Notes”) with total principal outstanding of $5,610,000. The owner of Burns Ventures LLC was a former stockholder of AxoBio. Interest on the Burns Notes was payable quarterly at a fixed interest rate of 7.00%. The Burns Notes required no monthly payments and were due in full at maturity date on December 31, 2024. Interest expense for the Burns Notes totaled $89,448 for both the three and six months ended June 30, 2024. The interest expense related to the Burns Notes is classified as a component of discontinued operations in the accompanying unaudited condensed consolidated statements of operations.

2023 Promissory Notes

During the year ended December 31, 2023, the Company received proceeds of $848,500 from 26 zero-coupon Promissory Notes (the “Promissory Notes”). The Promissory Notes had a maturity date of one year from the date of issuance. The principal of the Promissory Notes was due in full at maturity. All Promissory Notes had a proportionate number of Common Stock warrants for 550 shares of Common Stock issued in connection with the issuance of the Promissory Notes with a fair value of $55,062. These warrants vested immediately and have a term of 5 years, with exercise prices ranging from $345 to $429. The fair value of these warrants was recorded as debt discount and was amortized over the term of the loans using the effective interest method. Debt discount amortization was $0 and $6,081 for the three months ended June 30, 2025 and 2024, respectively and $0 and $19,549 for the six months ended June 30, 2025 and 2024, respectively. Pursuant to the terms of the Promissory Notes, the Board elected to repay all maturities of the Promissory Notes in shares of Common Stock. During the six months ended June 30, 2024, the Company issued 10,957 shares of Common Stock to repay the Promissory Notes with an aggregate principal amount of $848,500.

NOTE 9 — COMMITMENTS AND CONTINGENCIES

Elevai Royalties

In conjunction with the Elevai Acquisition, the Company will pay the Seller the Royalties (as defined in Note 4) for each year ending on the anniversary of the Closing Date during the five-year period following the Closing. The Royalties earned with respect to each fiscal year are payable within five business days of the filing of the Company's Annual Report on Form 10-K for that fiscal year. The Company recognized expense related to the Royalties of $24,451 and $0 for the three months ended June 30, 2025 and 2024, respectively, and $49,576 and $0 for the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2024 and December 31, 2024, accrued Royalties totaled $49,576 and $0, respectively.

Yuva License Agreement

The Company's haircare product acquired in the Elevai Acquisition utilizes proprietary compounds licensed from Yuva BioSciences, Inc. (“Yuva”) pursuant to the Collaboration and License Agreement, dated November 28, 2023 (the “Yuva License”), by and between Yuva and the Company (as assignee of the Parent). This license provides the Company with a non-exclusive, non-transferable, non-assignable, royalty-bearing right to certain of Yuva’s intellectual property, with the right to sublicense, to develop, manufacture, and commercialize skincare products in the United States, Canada, and other mutually agreed to territories that contain Yuva’s proprietary compound and the Company's exosome-based ingredients or skincare products and Elevai ExosomesTM, which serve as a carrier for Yuva’s proprietary compound. In accordance with the terms of the Yuva License, the Company is obligated to pay earned royalties based on net sales of Elevai haircare product, with a minimum royalty of $50,000 due for the year ending December 31, 2025. Royalty expense related to the Yuva License was $25,000 and $0 for the three and six months ended June 30, 2025 and 2024, respectively. Accrued royalties related to the Yuva License as of June 30, 2025 and December 31, 2024 totaled $25,000 and $0, respectively.

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

On November 2, 2022, the Company received a letter (“Notice of Acceleration”) from one of the Holders, notifying it of an Event of Default under the Convertible Notes. The Company entered into an agreement with such Holder, Puritan Partners LLC (“Puritan”), in connection with the Notice of Acceleration on December 19, 2022. Based on the representations, warranties and agreements and in consideration of the Company's agreement to pay Puritan (i) the outstanding principal amount, plus accrued interest, late fees and all other amounts then owed as specified in the Convertible Notes and (ii) 833 freely tradable shares of Common Stock (not subject to lock-up or any other restrictions on transfer) at a price of $300.00 per share, Puritan withdrew and rescinded the Notice of Acceleration, and such Notice of Acceleration was deemed null and void and had no further force or effect. Puritan further agreed that, based on the representations and warranties, and agreements contained in such agreement, it shall not issue any further notices of acceleration or default notices under the Convertible Notes, seek repayment of any amounts due under the Convertible Notes, or seek to exercise any other remedies contained in the Convertible Notes and other related agreements in regard to non-payment of the Convertible Notes from the date of the Notice of Acceleration until June 30, 2023.

Subsequent to the closing of the Company's business combination with Carmell Therapeutics Corporation in July 2023 (the “Business Combination”), the Company repaid $2,649,874 to the Holders, which represented the original principal amount of the Convertible Notes plus accrued interest at a rate of 25%, which the Company believes is the maximum rate permissible under New York State usury laws. In addition, the Company issued Puritan 833 freely tradable shares of Common Stock. In the fourth quarter of 2023, both Holders provided notice to the Company demanding additional payment of principal and interest on the Convertible Notes in an approximate amount of $600,000 per Holder at the closing of the Business Combination with additional interest thereon. In the case of Puritan, following the Business Combination, Puritan alleged that the Business Combination constituted a “Fundamental Transaction” under the terms of the Convertible Note Warrants, resulting in a purported right for Puritan to require the Company to repurchase such Convertible Note Warrants at a purchase price equal to the Black-Scholes Value of the unexercised portion of such Convertible Note Warrants as of the closing of the Business Combination. Puritan calculated the cash amount of such repurchase to be $1,914,123. The Company believes that this calculation is inaccurate. The other Holder demanded to be provided with its share of the Convertible Note Warrants. Puritan has also asserted damages in connection with the timing of the issuance to it of 833 freely tradable shares of Common Stock. The Company believes that it provided freely tradable shares to Puritan at the same time as other stockholders. Puritan’s total claims, inclusive of the amounts paid at the Closing Date, exceed $4,050,000 in connection with a loan for which the Company received $1,000,000. Management of the Company believes that its obligations under the Convertible Notes and Convertible Note Warrants have been satisfied and that no additional payments are due to the Holders, and the Company has conveyed its position to the Holders. As described in further detail below, Puritan has filed a complaint against the Company related to these allegations. There can be no assurance that these or similar matters will not result in further arbitration, litigation or other dispute resolution, which may not be resolved in our favor and may adversely impact our financial condition.

On November 8, 2023, Puritan filed a complaint captioned Puritan Partners LLC v. Carmell Regen Med Corporation et al., No. 655566/2023 (New York Supreme Court, New York County), naming the Company as a defendant. In the complaint, Puritan asserts that the Company breached its obligations under the Convertible Notes and the Convertible Note Warrants. Puritan also asserts that the Company did not comply with its obligations to provide Puritan with 833 freely tradable shares of Common Stock in a timely manner. Puritan asserts claims for declaratory judgment, breach of contract, conversion, foreclosure of its security interest, replevin, unjust enrichment, and indemnification, and seeks remedies, including damages totaling $2,725,000 through November 1, 2023, additional fees and interest thereafter, costs and attorney’s fees, an order of foreclosure on its security interest, and other declaratory relief. The Company carried an accrual for interest payable of $1,175,845 as of June 30, 2025 and December 31, 2024 related to the Convertible Notes. The Company moved to dismiss the complaint, and, in July 2024, the court dismissed four of the eight claims in the complaint without prejudice. The case is currently in the discovery phase with respect to the remaining claims, which is expected to last into the fourth quarter of 2025. The Company intends to defend itself vigorously against this litigation. However, there can be no assurance that this matter will be resolved in the Company’s favor, and an adverse outcome could have a material adverse effect on the Company’s financial condition.

NOTE 10 — PROFIT-SHARING PLAN

The Company has 401(k) profit-sharing plans covering substantially all employees. The Company’s discretionary profit-sharing contributions are determined annually by the Board. No discretionary profit-sharing contributions were made to the plans during the three and six months ended June 30, 2025 and 2024.

NOTE 11 — STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock

Pursuant to the Company's certificate of incorporation, as amended, it is authorized to issue 250,000,000 shares of Common Stock. As of June 30, 2025 and December 31, 2024, the Company had 1,483,738 and 696,969, respectively, shares of Common Stock issued and outstanding and no shares of preferred stock issued and outstanding.

In May 2025, the Company sold 479,621 shares of its Common Stock at prices ranging from $3.36 to $4.09 (with an average price of $4.08) per share through an at-the-market equity offering facility (the “ATM Financing”). Gross proceeds from the sale of Common Stock under the ATM Financing totaled $1.96 million, prior to deducting fees of $0.06 million paid to the sales agent, Brookline Capital Markets, a division of Arcadia Securities, LLC ("Brookline"), and other offering expenses of $0.14 million payable by the Company. A member of the Company's board of directors is a managing partner of Brookline.

Upon the Closing, the Elevai Consideration included 38,308 shares of Common Stock and 3,927 additional shares of Common Stock to be withheld by the Company for 12 months after the Closing to secure the indemnification obligations of the Seller and the Parent under the Asset Purchase Agreement. These shares had fair values of $660,805 and $67,742, respectively. The withheld shares are disclosed as Consideration Payable on the unaudited condensed consolidated balance sheet as of June 30, 2025.

On January 2, 2025, the Company sold and issued (i) an aggregate of 268,840 shares of Common Stock at an offering price of $6.90 per share, and (ii) warrants to purchase up to an aggregate of 268,840 shares of Common Stock at an exercise price of $6.90 (the “Common Stock Warrants”) in a private placement (the “2025 Private Placement”). The aggregate gross proceeds from the 2025 Private Placement were approximately $1.85 million, before deducting fees of $0.19 million paid to the placement agent, Brookline (the “Placement Agent”), and other offering expenses of approximately $0.3 million.

The Common Stock Warrants have a five-year term and became exercisable upon shareholder approval, which occurred in March 2025. The Common Stock Warrants also contain certain provisions that, in the event of a stock split, result in the exercise price and number of shares of Common Stock issuable upon exercise of such warrants being subject to a proportionate adjustment, as well as a down-round provision. In connection with the closing of the 2025 Private Placement, the Company issued a warrant to purchase an aggregate of 18,553 shares of Common Stock to the Placement Agent (the “Placement Agent Warrant”). The Placement Agent Warrant has an exercise price of $6.90 and a term of five years, and became exercisable six months after issuance. The Placement Agent Warrant contains the same terms as the Common Stock Warrants regarding the adjustment in the event of a stock split and the down-round provision. The fair value of the Placement Agent Warrant at issuance was approximately $0.31 million.

Upon the Reverse Stock Split, the adjustment provision for the Common Stock Warrants and Placement Agent Warrant was triggered. As a result, the total shares issuable on exercise of the Common Stock Warrants increased from 268,840 to 473,220, and the exercise price changed from $6.90 to $3.92. Similarly, the total shares issuable on exercise of Placement Agent Warrant increased from 18,553 to 32,666, and the exercise price changed from $6.90 to $3.92. The incremental consideration for the Placement Agent Warrant related to such adjustment was approximately $0.04 million. As a result of shares sold as part of the ATM Financing, the down-round provision on the Common Stock Warrants and the Placement Agent Warrant was triggered. As a result, the exercise price of such warrants was reduced to $3.36 and the total shares issuable on exercise of the Common Stock Warrants and the Placement Agent Warrant increased to 552,798 and 38,159, respectively. The incremental consideration for the Placement Agent Warrant related to such adjustment was approximately $0.02 million.

In conjunction with the AxoBio Disposition in March 2024, the Closing Share Consideration (as defined in Note 13), including 128,178 shares of Common Stock issued for the AxoBio Acquisition, was returned to the Company and cancelled.

Series A Voting Convertible Preferred Stock

Pursuant to the Company's certificate of incorporation, as amended, it is authorized to issue 20,000,000 shares of preferred stock. In connection with the AxoBio Acquisition, the Company issued 4,243 shares of Series A Preferred Stock (as defined in Note 13) to former stockholders of AxoBio as part of the Closing Share Consideration. In conjunction with the AxoBio Disposition in March 2024, such shares were returned to the Company and were cancelled.

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

Warrants Outstanding

A summary of warrant activity during the six months ended June 30, 2025 is as follows:

	Number of Shares Issuable on Exercise	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding, December 31, 2024	154,744	$303.30	3.62	$36,242
Issued	590,957	3.36	0.00	—
Outstanding, June 30, 2025	745,701	$65.60	4.22	$—
Exercisable, June 30, 2025	707,542	$68.95	4.21	$—

Option Activity and Summary

A summary of option activity during the six months ended June 30, 2025 is as follows:

	Number of Shares Issuable on Exercise	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Aggregate Intrinsic Value
Outstanding, December 31, 2024	147,110	$36.07	9.36	$7,100
Expired/Cancelled	(42,919)	26.66	—	—
Outstanding, June 30, 2025	104,191	$39.94	8.75	$—
Vested/Exercisable, June 30, 2025	21,193	$79.51	7.63	$—

The Company recorded stock-based compensation expense related to its options of $194,323 and $163,700 for the three months ended June 30, 2025 and 2024, respectively, and $309,152 and $375,169 for the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025, there was $1,563,753 of unrecognized compensation expense related to unvested stock options, which will be recognized over the weighted average remaining vesting period of 2.6 years.

NOTE 12 – INCOME TAXES

The Company did not record any income tax provision or benefit for the three and six months ended June 30, 2025 and 2024. The Company provides for a valuation allowance when it is more likely than not that it will not realize a portion of its deferred tax assets. The Company has established a valuation allowance against the net deferred tax asset due to the uncertainty that enough taxable income will be generated in those taxing jurisdictions to utilize the assets. Therefore, the Company has not reflected any benefit of such deferred tax assets in the accompanying unaudited condensed consolidated financial statements.

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

The significant components of discontinued operations for the six months ended June 30, 2024 in the accompanying unaudited condensed consolidated statements of income are as follows:

Operating expenses:
Selling and marketing	$100,000
Research and development	89,972
General and administrative	470,686
Depreciation and amortization	636,449
Total operating expenses	1,297,107
Loss from operations	(1,297,107)
Other income (expense):
Amortization of debt discount	(4,242)
Interest expense, related party	(89,448)
Interest expense	(17,571)
Total other (expense) income	(111,261)
Loss before income taxes	(1,408,368)
Income tax benefit, deferred	156,092
Discontinued operations, net	$(1,252,276)

NOTE 14 – SUBSEQUENT EVENTS

20/20 Biolabs Merger Agreement

The Company and 20/20 Biolabs, Inc., a Delaware corporation (“Biolabs”), entered into an Agreement and Plan of Merger, dated April 11, 2025 (the “Biolabs Agreement”), by and among the Company, Biolabs, a wholly-owned subsidiary of the Company (“Biolabs Merger Sub”), and Jonathan Cohen, as the Stockholder Representative (the “Stockholder Representative”), pursuant to which, among other matters, Biolabs Merger Sub would merge with and into Biolabs, with Biolabs as the surviving corporation and a wholly-owned subsidiary of Longevity. On July 8, 2025, the Biolabs Agreement, as amended, automatically terminated in accordance with its terms. No termination fee or other payment is due to any party to the Biolabs Agreement from any other party thereto as a result of the termination.

THPlasma Merger Agreement

On July 14, 2025, the Company entered into an Agreement and Plan of Merger (the “THPlasma Agreement”) by and among the Company, THP Sub, Inc., a Delaware corporation and a wholly owned subsidiary of the Company (“Merger Sub”), True Health Inc., a Delaware corporation (“True Health”), and Truehealth Management Group LLC, a Delaware limited liability company (“TMG”), pursuant to which, and subject to the satisfaction or waiver of the conditions set forth in the THPlasma Agreement, (i) Merger Sub will merge with and into True Health (the “THPlasma Merger”), with True Health continuing as a wholly owned subsidiary of the Company and the surviving company of the THPlasma Merger (the “Surviving Company”) and (ii) the Company will acquire TMG’s right, title and interest in and to the authorizations, approvals, licenses, permits, certificates, registrations or exemptions issued by the U.S. Food and Drug Administration that are required for the research, development, collection, manufacture, processing, labeling, distribution, marketing, storage, transportation, use, sale and provision of True Health’s products (the “License Purchase”).

Merger Consideration

Subject to the terms and conditions of the THPlasma Agreement, at the effective time of the THPlasma Merger (the “Effective Time”), all outstanding shares of True Health common stock, par value $0.001 per share (the “True Health Common Stock”), and all outstanding shares of True Health preferred stock, par value $0.001 per share (the “True Health Preferred Stock,” and together with True Health Common Stock, the “True Health Capital Stock”), (in each case, other than certain excluded shares and dissenting shares will automatically be cancelled and will cease to exist and will thereafter only represent the right to receive a portion of 19,666,667 shares of Common Stock (the “Merger Shares”), with each holder of shares of True Health Capital Stock (other than certain excluded shares and dissenting shares) issued and outstanding immediately prior to Effective Time being entitled to receive such holder’s Pro Rata Share (as defined in the THPlasma Agreement) of the Merger Shares and such holder’s Pro Rata Share of 6,666,667 shares of Common Stock, as such shares may be adjusted for any stock split, reverse stock split, recapitalization, reclassification, reorganization, exchange, subdivision or combination, after the closing of the THPlasma Merger (the “Merger Closing”), based on the performance of the Surviving Company if and when the requirements as set forth in the Section 3.6 of the THPlasma Agreement are achieved.

Subject to the terms and conditions of the THPlasma Agreement, at the Effective Time, each warrant for True Health Common Stock (a “True Health Warrant”) outstanding immediately prior to the Effective Time (that will not terminate per its own terms upon the Effective Time) will be automatically assumed by the Company and will become a warrant to acquire, on the same terms and conditions as were applicable under such True Health Warrant, the number of shares of Common Stock equal to the Pro Rata Share of the Merger Shares to which the holder of such True Health Warrant is entitled based on the number of shares of True Health Common Stock subject to the unexercised portion of such True Health Warrant immediately prior to the Effective Time (rounded down to the nearest whole share number), at an exercise price per share equal to the exercise price per share of such True Health Warrant immediately prior to the Effective Time divided by the ratio determined by dividing the number of the Merger Shares by the total number of shares of True Capital Stock outstanding on a fully diluted basis immediately prior to the Effective Time.

License Purchase Consideration

Subject to the terms and conditions of the THPlasma Agreement, the aggregate consideration for the License Purchase will be $5 million payable in cash by the Company upon the consummation of a sale of equity or debt securities of the Company, or a debt financing by the Company, in an aggregate amount of at least $5 million. No consideration attributable to the License Purchase is being paid in connection with the THPlasma Merger. The closing of the License Purchase (the “License Purchase Closing”) will occur concurrently with the Merger Closing.

Conditions to the THPlasma Merger

The Merger Closing is subject to the satisfaction or, to the extent permitted by law, the waiver of certain conditions including, among other things, (i) the registration statement on Form S-4 filed by the Company in connection with the THPlasma Merger having become effective in accordance with the provisions of the Securities Act of 1933, as amended (the “Securities Act”), and not being subject to any stop order or proceeding seeking a stop order or having been withdrawn, (ii) no law or order preventing the THPlasma Merger and the other transactions contemplated by the THPlasma Agreement, (iii) the required approvals by each respective party’s stockholders, (iv) the executed Lock-Up Agreements (as defined in the THPlasma Agreement) having been delivered to the Company and True Health, respectively, (v) the shares of Common Stock to be issued in the THPlasma Merger being approved for listing (subject to official notice of issuance) on the Nasdaq Stock Market (“Nasdaq”) and the Company having maintained its existing listing on Nasdaq and obtaining approval of the listing of the combined company on Nasdaq and (vi) each of the conditions to the License Purchase having been satisfied or waived at or prior to Merger Closing.

Conditions to the License Purchase

The License Purchase Closing is subject to the satisfaction or, to the extent permitted by law, the waiver of certain conditions including, among other things, (i) each of the conditions to the THPlasma Merger (other than the condition set forth in clause (vi) above) having been satisfied or waived at or prior to the License Purchase Closing and (ii) all required third-party consents, waivers, approvals, authorizations and notices having been obtained or made.

Warrant Exercises

In July 2025, certain of the Common Stock Warrants were exercised for an aggregate of 298,000 shares of Common Stock, resulting in proceeds to the Company of $1.0 million.

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

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report includes forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations, assumptions and projections about future events. These forward-looking statements involve known and unknown risks and uncertainties that are difficult to predict and could cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, forward-looking statements can be identified by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “future,” “intend,” “anticipate,” “likely,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions, but the absence of these words does not mean that a statement is not forward-looking. Such forward-looking statements include, but are not limited to, statements and expectations regarding our ability to consummate the THPlasma Merger (as defined below) contemplated by the THPlasma Agreement (as defined below) in a timely manner or at all; the risk that the THPlasma Agreement may be terminated in certain circumstances; the satisfaction (or waiver) of the conditions to the Merger Closing (as defined below) and the License Purchase Closing; potential delays in consummating the THPlasma Merger; our ability to timely and successfully achieve the anticipated benefits of the THPlasma Merger; the risk related to the diversion of management’s attention from our ongoing business operations as a result of the THPlasma Merger; the occurrence of any event, change or other circumstance or condition that could give rise to the termination of the THPlasma Agreement; the effect of the announcement or pendency of the THPlasma Merger on our business relationships, operating results and business generally; the risk that the THPlasma Merger disrupts our current plans and operations or affects our ability to retain or recruit key employees; costs related to the THPlasma Merger; the effect of limitations that the THPlasma Agreement places on our ability to operate our business or engage in an alternate transaction; the risk that our stock price may decline significantly if the THPlasma Merger is not completed; the launch and commercialization of our products, our ability to raise financing in the future; our success in retaining or recruiting key members of our management; market acceptance of our products; regulatory developments related to the cosmetics industry; our ability to compete in our industry; our need to grow the size of our organization in the future and the management of such growth; outcomes related to any ongoing or future legal proceedings, including, but not limited to, in relation to the THPlasma Merger or THPlasma Agreement; as well as all other statements other than statements of historical fact included in this Quarterly Report. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other filings we make with the U.S. Securities and Exchange Commission (the “SEC”), including those described under the section entitled Part II, Item 1A. “Risk Factors” in this Quarterly Report and under Part I, Item 1A, “Risk Factors” in the 2024 Annual Report. These forward-looking statements represent our estimates and assumptions as of the filing date of this Quarterly Report. We do not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Overview

We are a bio-aesthetics company focused on longevity and healthy aging. Our cosmetic skincare and haircare products support skin and hair health and are tailored to meet the demanding technical requirements of professional care providers and discerning retail consumers. Our product pipeline also includes innovative regenerative bone and tissue healing products on which further research and development has been paused. We sell our cosmetic products primarily in the United States through three channels, including business-to-business, direct-to-consumer and distributor sales channels.

New Developments

THPlasma Merger

On July 14, 2025, we entered into an Agreement and Plan of Merger (the “THPlasma Agreement”) by and among the Company, THP Sub, Inc., a Delaware corporation and a wholly owned subsidiary of the Company (“Merger Sub”), True Health Inc., a Delaware corporation (“True Health”), and Truehealth Management Group LLC, a Delaware limited liability company (“TMG”), pursuant to which, and subject to the satisfaction or waiver of the conditions set forth in the THPlasma Agreement, (i) Merger Sub will merge with and into True Health (the “THPlasma Merger”), with True Health continuing as a wholly owned subsidiary of Longevity and the surviving company of the THPlasma Merger (the “Surviving Company”) and (ii) Longevity will acquire TMG’s right, title and interest in and to the authorizations, approvals, licenses, permits, certificates, registrations or exemptions issued by the U.S. Food and Drug

Administration that are required for the research, development, collection, manufacture, processing, labeling, distribution, marketing, storage, transportation, use, sale and provision of True Health’s products.

Merger Consideration

Subject to the terms and conditions of the THPlasma Agreement, at the effective time of the THPlasma Merger (the “Merger Effective Time”), all outstanding shares of True Health common stock, par value $0.001 per share (the “True Health Common Stock”), and all outstanding shares of True Health preferred stock, par value $0.001 per share (the “True Health Preferred Stock,” and together with True Health Common Stock, the “True Health Capital Stock”), (in each case, other than certain excluded shares and dissenting shares) will automatically be cancelled and will cease to exist and will thereafter only represent the right to receive a portion of 19,666,667 shares of Common Stock (such shares, the “Merger Shares”), with each holder of shares of True Health Capital Stock (other than certain excluded shares and dissenting shares) issued and outstanding immediately prior to Merger Effective Time being entitled to receive such holder’s Pro Rata Share (as defined in the THPlasma Agreement) of the Merger Shares and such holder’s Pro Rata Share of 6,666,667 shares of Parent Common Stock, as such shares may be adjusted for any stock split, reverse stock split, recapitalization, reclassification, reorganization, exchange, subdivision or combination (together with the Merger Shares, the “Merger Consideration”), after the closing of the THPlasma Merger (the “Merger Closing”), based on the performance of the Surviving Company if and when the requirements as set forth in the Section 3.6 of the THPlasma Agreement are achieved.

Subject to the terms and conditions of the Merger Agreement, at the Effective Time, each warrant for True Health Common Stock (a “True Health Warrant”) outstanding immediately prior to the Effective Time (that will not terminate per its own terms upon the Effective Time) will be automatically assumed by Longevity and will become a warrant to acquire, on the same terms and conditions as were applicable under such True Health Warrant, the number of shares of our Common Stock equal to the Pro Rata Share of the Merger Shares to which the holder of such True Health Warrant is entitled based on the number of shares of True Health Common Stock subject to the unexercised portion of such True Health Warrant immediately prior to the Effective Time (rounded down to the nearest whole share number), at an exercise price per share equal to the exercise price per share of such True Health Warrant immediately prior to the Effective Time divided by the ratio determined by dividing the number of the Merger Shares by the total number of shares of True Capital Stock outstanding on a fully diluted basis immediately prior to the Effective Time.

License Purchase Consideration

Subject to the terms and conditions of the THPlasma Agreement, the aggregate consideration for the License Purchase will be $5 million payable in cash by Longevity upon the consummation of a sale of our equity or debt securities, or a debt financing in an aggregate amount of at least $5 million. No consideration attributable to the License Purchase is being paid in connection with the THPlasma Merger. The closing of the License Purchase (the “License Purchase Closing”) will occur concurrently with the Merger Closing.

Conditions to the THPlasma Merger

The Merger Closing is subject to the satisfaction or, to the extent permitted by law, the waiver of certain conditions including, among other things, (i) the registration statement on Form S-4 filed by Longevity in connection with the THPlasma Merger having become effective in accordance with the provisions of the Securities Act of 1933, as amended (the “Securities Act”), and not being subject to any stop order or proceeding seeking a stop order or having been withdrawn, (ii) no law or order preventing the THPlasma Merger and the other transactions contemplated by the THPlasma Agreement, (iii) the required approvals by each respective party’s stockholders, (iv) the executed Lock-Up Agreements (as defined in the THPlasma Agreement) having been delivered to Longevity and True Health, respectively, (v) the shares of our Common Stock to be issued in the THPlasma Merger being approved for listing (subject to official notice of issuance) on the Nasdaq Stock Market (“Nasdaq”) and Longevity having maintained its existing listing on Nasdaq and obtaining approval of the listing of the combined company on Nasdaq and (vi) each of the conditions to the License Purchase having been satisfied or waived at or prior to the Merger Closing.

Conditions to the License Purchase

The License Purchase Closing is subject to the satisfaction or, to the extent permitted by law, the waiver of certain conditions including, among other things, (i) each of the conditions to the THPlasma Merger (other than the condition set forth in clause (vi) above) having been satisfied or waived at or prior to the License Purchase Closing and (ii) all required third-party consents, waivers, approvals, authorizations and notices having been obtained or made.

Termination of 20/20 Biolabs Merger Agreement

Longevity and 20/20 Biolabs, Inc., a Delaware corporation (“Biolabs”), entered into an Agreement and Plan of Merger, dated April 11, 2025 (the “Biolabs Agreement”), by and among Longevity, our wholly-owned subsidiary (“Biolabs Merger Sub”), and Jonathan Cohen, as the Stockholder Representative (the “Stockholder Representative”), pursuant to which, among other matters, Biolabs Merger Sub would merge with and into Biolabs, with Biolabs as the surviving corporation and a wholly-owned subsidiary of Longevity. On July 8,

2025, the Biolabs Agreement, as amended, automatically terminated in accordance with its terms. No termination fee or other payment is due to any party to the Biolabs Agreement from any other party thereto as a result of the termination.

Reverse Stock Split

On May 12, 2025 (the “Split Effective Time”), we effected a reverse stock split of our common stock, par value $0.0001 per share (the “Common Stock”) at a ratio of 1:30 (the “Reverse Stock Split”). At the Split Effective Time, every 30 shares of our Common Stock issued and outstanding immediately prior to the Split Effective Time were automatically combined into one issued and outstanding share of Common Stock without any change in the par value per share or the total number of authorized shares. Proportional adjustments were made to the number of shares of Common Stock issuable upon exercise of our outstanding stock options and warrants, as well as the applicable exercise prices, and to the number of shares issuable under our 2023 Equity Incentive Plan. All share numbers and per share amounts in this Form 10-Q have been restated to reflect the Reverse Stock Split.

ATM Facility

In May 2025, we sold 479,621 shares of its Common Stock at prices ranging from $3.36 to $4.09 (with an average price of $4.08) per share through an at-the-market equity offering facility (the “ATM Financing”). Gross proceeds from the sale of Common Stock under the ATM Financing totaled $1.96 million, prior to deducting fees of $0.06 million paid to the sales agent, Brookline Capital Markets, a division of Arcadia Securities, LLC ("Brookline"), and other offering expenses of $0.14 million payable by us. A member of our board of directors is a managing partner of Brookline.

Elevai Acquisition

On January 16, 2025 (the “Closing Date”), we completed, through our wholly owned subsidiary, Elevai Skincare, Inc. (formerly Cutis Cura Corporation), a Delaware corporation (the “Buyer”), the acquisition of substantially all of the assets (the “Purchased Assets”), and assumption of certain of the liabilities (the “Assumed Liabilities”), of PMGC Holdings Inc., a Nevada corporation and successor to Elevai Labs Inc., a Delaware corporation (the “Parent”), and PMGC Impasse, Inc. (formerly Elevai Skincare, Inc.), a Delaware corporation and a wholly owned subsidiary of Parent (the “Seller”), related to the Seller’s skincare and haircare business (“Elevai Skincare”) pursuant to an Asset Purchase Agreement, dated as of December 31, 2024 (the “Asset Purchase Agreement”), by and among Longevity, the Buyer, the Parent and the Seller (the “Elevai Acquisition”).

Upon the closing of the Elevai Acquisition (the “Elevai Closing”), the purchase consideration consisted of (i) 38,308 shares of Common Stock issued to the Seller (the “Closing Shares”) at the Elevai Closing, as well as 3,927 additional shares of Common Stock to be withheld by us for 12 months after the Elevai Closing to secure the indemnification obligations of the Seller and Parent under the Asset Purchase Agreement; (ii) Buyer’s assumption of the Assumed Liabilities; and (iii) $56,525 in cash to be paid within 60 days following the sale by the Buyer of all 7,500 units of the Enfinity product and 20,000 tubes of the Empower product included in the Purchased Assets as of the Elevai Closing. Following the Elevai Closing, the Buyer will pay the following additional earnout consideration for the Purchased Assets, if and when payable: (a) the Buyer will pay to the Seller, for each year ending on the anniversary of the Closing Date during the five-year period following the Elevai Closing, an amount, if any, equal to 5% of the Net Sales (as defined in the Asset Purchase Agreement) of the Buyer generated during such year from Seller’s existing products as of the Elevai Closing (the “Royalties”); and (b) the Buyer will pay to the Seller a one-time payment of $500,000 if the Buyer achieves $500,000 in net revenue from sales of the Seller’s existing hair and scalp products as of the Elevai Closing on or before the 24-month anniversary of the Closing Date.

Private Placement

On January 2, 2025, we closed on the 2025 Private Placement, pursuant to which we sold and issued (i) an aggregate of 268,840 shares of Common Stock at an offering price of $6.90 per share, and (ii) warrants to purchase up to an aggregate of 268,840 shares of Common Stock at an exercise price of $6.90 (the “Common Stock Warrants”). The aggregate gross proceeds from the 2025 Private Placement were approximately $1.85 million, before deducting fees of $0.19 million paid to the placement agent, Brookline (the “Placement Agent”) and other offering expenses of approximately $0.3 million. The Common Stock Warrants, if exercised for cash, will result in up to $1.85 million in additional gross proceeds to Longevity.

The Common Stock Warrants have a five-year term and became exercisable upon stockholder approval, which occurred in March 2025. The Common Stock Warrants also contain certain provisions that, in the event of a stock split, result in the exercise price and number of shares of Common Stock issuable upon exercise of such warrants being subject to a proportionate adjustment, as well as a down-round provision. In connection with the closing of the 2025 Private Placement, the Company issued a warrant to purchase an aggregate of 18,553 shares of Common Stock to the placement agent, Brookline (the “Placement Agent Warrant”). The Placement Agent Warrant has an exercise price of $6.90 and a term of five years, and became exercisable six months after issuance. The Placement Agent Warrant contains the same terms as the Common Stock Warrants regarding the adjustment in the event of a stock split and the down-round provision. The fair value of the Placement Agent Warrant at issuance was approximately $0.31 million.

Upon the Reverse Stock Split, the adjustment provision for the Common Stock Warrants and Placement Agent Warrant was triggered. As a result, the total shares issuable on exercise of the Common Stock Warrants increased from 268,840 to 473,220, and the exercise price changed from $6.90 to $3.92. Similarly, the total shares issuable on exercise of Placement Agent Warrant increased from 18,553 to 32,666, and the exercise price changed from $6.90 to $3.92. The incremental consideration for the Placement Agent Warrant related to such adjustment was approximately $0.04 million. As a result of shares sold as part of the ATM Financing, the down-round provision on the Common Stock Warrants and the Placement Agent Warrant was triggered. As a result, the exercise price of such warrants was reduced to $3.36 and the total shares issuable on exercise of the Common Stock Warrants and the Placement Agent Warrant increased to 552,798 and 38,159, respectively. The incremental consideration for the Placement Agent Warrant related to such adjustment was approximately $0.02 million.

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

On April 15, 2025, our hearing with the Nasdaq Hearings Panel was held. The Nasdaq Hearings Panel conditionally granted us an additional compliance period until September 2, 2025 to regain compliance with both the MVLS Requirement and the Minimum Bid Price Requirement, subject to the provision of certain financial information with respect to the parties to the Biolabs Agreement and other conditions. On May 12, 2025, we effected the Reverse Stock Split.

We believe that the THPlasma Merger and the Reverse Stock Split provide a path to regaining compliance with Nasdaq’s listing requirements, but no guarantee can be provided that it will be successful in doing so. Additionally, there can be no assurance that Longevity will be able to remain in compliance with the applicable Nasdaq listing requirements on an ongoing basis.

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

Going Concern and Management Plan

The unaudited condensed consolidated financial statements included elsewhere herein were prepared under the assumption that we would continue our operations as a going concern, which contemplates the realization of assets and the satisfaction of liabilities during the normal course of business. We had negative net working capital of $3,672,761 as of June 30, 2025 and a net loss of $3,392,305 and negative net cash flow from operations of $1,589,143 for the six months ended June 30, 2025.

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

As more fully described above, we closed an offering of Common Stock and Common Stock Warrants on January 2, 2025 in the 2025 Private Placement, resulting in gross proceeds to us of approximately $1.85 million and sold shares of Common Stock under the ATM Financing in May 2025, resulting in gross proceeds to us of approximately $1.96 million. In addition, we closed on the acquisition of the operating assets of Elevai Skincare in the Elevai Acquisition on January 16, 2025, as described above. Elevai Skincare’s skincare and haircare products generated revenue of approximately $2.5 million in 2024. The Company also received $1.0 million in proceeds from the exercise of certain of the Common Stock Warrants in July 2025 as detailed in Note 14 to the accompanying unaudited condensed consolidated financial statements.

In addition to exploring the out-licensing of certain research and development programs to enhance our liquidity, we significantly reduced our operating expenses in the first quarter of 2024, by terminating certain full-time employees in non-core areas or overlapping business functions. In addition, the Company terminated leases on redundant facility space in August 2024 and May 2025.

Comparison of Results of Operations for the Three Months Ended June 30, 2025 and 2024

The following table sets forth our unaudited consolidated results of operations for the three months ended June 30, 2025 and 2024:

	Three Months Ended June 30,
	2025	2024	Change	% Change
	(unaudited)
Gross sales	$535,978	$12,720	$523,258	4,114%
Discounts and allowances	(32,366)	(400)	(31,966)	7,992%
Net sales	503,612	12,320	491,292	3,988%
Cost of sales	200,954	292	200,662	68,720%
Gross profit	302,658	12,028	290,630	2,416%
Operating expenses:
Selling and marketing	345,505	11,045	334,460	3,028%
Research and development	228,606	104,066	124,540	120%
General and administrative	1,564,967	1,064,874	500,093	47%
Depreciation and amortization of intangibles	22,184	23,530	(1,346)	-6%
Total operating expenses	2,161,262	1,203,515	957,747	80%
Loss from operations	(1,858,604)	(1,191,487)	(667,117)	56%
Other expenses, net	(27,834)	(2,113,051)	2,085,217	-99%
Loss from continuing operations before income taxes	(1,886,438)	(3,304,538)	1,418,100	-43%
Income tax benefit	—	—	—	0%
Net loss	$(1,886,438)	$(3,304,538)	$1,418,100	-43%

Sales/Gross Profit

Gross sales for the three months ended June 30, 2025 and 2024 were $535,978, and $12,720, respectively. This increase was principally generated by sales of the products acquired in the Elevai Acquisition. Discounts and allowances related to these sales totaled $32,366 and $400 for the three months ended June 30, 2025 and 2024, respectively. Our net revenue, cost of goods sold, and gross profit on these sales were $503,612, $200,954 and $302,658, respectively, for the three months ended June 30, 2025 and $12,320, $292, and $12,028, respectively, for the three months ended June 30, 2024.

Operating Expenses

Selling and marketing expenses totaled $345,505 and $11,045 for the three months ended June 30, 2025 and 2024, respectively. This increase was driven by our sales and marketing efforts related to the products acquired in the Elevai Acquisition.

Research and development expenses increased by $124,540 to $228,606 for the three months ended June 30, 2025 as compared to the same period of 2024. This increase was principally driven by the Elevai Acquisition.

General and administrative expenses increased from $1,064,874 for the three months ended June 30, 2024 to $1,564,967 for the comparable period of 2025 due to a higher level of costs for professional fees and services.

Other Expenses, Net

Other expenses, net, were $27,834 for the three months ended June 30, 2025, as compared to $2,113,051 in the corresponding period of 2024. Other expenses, net, for the first quarter of 2024 were driven by an unfavorable change in the fair value of the FPA (as defined in Note 2 to the accompanying unaudited condensed consolidated financial statements) of $2,123,477. The FPA matured in October 2024 with no funds due to or from us.

Comparison of Results of Operations for the Six Months Ended June 30, 2025 and 2024

The following table sets forth our unaudited consolidated results of operations for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
	2025	2024	Change	% Change
	(unaudited)
Gross sales	$1,070,921	$12,720	$1,058,201	8,319%
Discounts and allowances	(56,956)	(400)	(56,556)	14,139%
Net sales	1,013,965	12,320	1,001,645	8,130%
Cost of sales	441,484	292	441,192	151,093%
Gross profit	572,481	12,028	560,453	4,660%
Operating expenses:
Selling and marketing	626,054	11,045	615,009	5,568%
Research and development	425,518	533,486	(107,968)	-20%
General and administrative	2,840,128	1,992,268	847,860	43%
Depreciation and amortization of intangibles	46,136	47,061	(925)	-2%
Total operating expenses	3,937,836	2,583,860	1,353,976	52%
Loss from operations	(3,365,355)	(2,571,832)	(793,523)	31%
Other expenses, net	(26,950)	(4,285,868)	4,258,918	-99%
Loss from continuing operations before income taxes	(3,392,305)	(6,857,700)	3,465,395	-51%
Income tax benefit	—	—	—	0%
Loss from continuing operations	(3,392,305)	(6,857,700)	3,465,395	-51%
Loss from discontinued operations	—	(1,252,276)	1,252,276	-100%
Gain on sale of discontinued operations	—	1,534,479	(1,534,479)	-100%
Net loss	$(3,392,305)	$(6,575,497)	$3,183,192	-48%

Sales/Gross Profit

Gross sales for the six months ended June 30, 2025 and 2024 were $1,070,921 and $12,720, respectively. This increase was principally driven by sales of the products acquired in the Elevai Acquisition. Discounts and allowances related to these sales totaled $56,956 and $400 for the six months ended June 30, 2025 and 2024, respectively. Our net revenue, cost of goods sold, and gross profit on these sales were $1,013,965, $441,484, and $572,481, respectively, for the six months ended June 30, 2025 and $12,320, $292, and $12,028, respectively, for the six months ended June 30, 2024.

Operating Expenses

Selling and marketing expenses totaled $626,054 and $11,045 for the six months ended June 30, 2025 and 2024, respectively. This increase was driven by our marketing efforts related to the products acquired in the Elevai Acquisition.

Research and development expenses decreased by $107,968 to $425,518 for the first half of 2025 as compared to the same period of 2024. This decrease was principally driven by the termination of employees in non-core or overlapping business areas at the end of the first quarter of 2024, partially offset by increased costs related to business acquired in the Elevai Acquisition.

General and administrative expenses were $2,840,128 and $1,992,268 for the six months ended June 30, 2025 and 2024, respectively. This increase was primarily driven by an increase in costs for professional fees and services.

Other Expenses, Net

Other expenses, net, were $26,950 for the six months ended June 30, 2025, as compared to $4,285,868 for the corresponding period of 2024. Other expenses, net, for the six months ended June 30, 2024 were driven by an unfavorable change in the fair value of the FPA (as defined in Note 2 to the accompanying unaudited condensed consolidated financial statements) of $4,280,314. The FPA matured in October 2024 with no funds due to or from us.

Liquidity, Capital Resources, and Going Concern

As of June 30, 2025, we had cash of $1,551,199 and negative working capital of $3,672,761. In addition, we had a net loss of $3,392,305 and negative cash flows from operations of $1,589,143 for the six months ended June 30, 2025. Since our inception, we have financed operations principally through our issuances of equity securities. We significantly reduced operating expenses by the elimination of non-core areas business functions in the first quarter of 2024 and the reduction in expenses resulting from the AxoBio Disposition (as defined in Note 13 to the accompanying unaudited condensed consolidated financial statements).

Late in the second quarter of 2024, we began the launch of our cosmetic skincare products based on the Carmell Secretome™. In addition, we completed the Elevai Acquisition in January 2025. The business acquired in the Elevai Acquisition had revenue of approximately $2.5 million in 2024. Management anticipates that revenue from the continued commercialization of its cosmetic products and the anticipated cost savings from the restructuring activities detailed above will assist us in extending our cash runway. In addition, we are exploring raising additional capital and the out-licensing of certain research and development programs to enhance our liquidity.

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

Debt

As of June 30, 2025, we had outstanding debt totaling $16,672 related to the financing of premiums on our insurance programs (see Note 8 to the accompanying unaudited condensed consolidated financial statements).

Cash Flows

The following table summarizes our unaudited condensed consolidated cash flows for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
	2025	2024	Change	% Change
Net cash used in operating activities	$(1,589,143)	$(2,214,254)	$625,111	-28%
Net cash used in investing activities	(165,000)	(748,796)	583,796	-78%
Net cash provided by financing activities	3,148,203	2,248,864	899,339	40%

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2025 was $1,589,143 for the six months ended June 30, 2025 as compared to $2,214,254 in the same period of 2024. Our net loss from continuing operations decreased from $6,857,700 for the six months ended June 30, 2024 to $3,392,305 in the comparable period of 2025. For the six months ended June 30, 2024, we incurred a non-cash loss on a forward purchase agreement of $4,280,314. In addition, we paid down $1,259,808 of accounts payable and accrued liabilities in the half of 2024. This was partially offset by $1,021,361 in cash flows from the AxoBio business disposed of in March 2024.

Investing Activities

For the six months ended June 30, 2025, we paid $150,000 of costs related to the Elevai Acquisition and $15,000 of deferred costs related to the THPlasma Merger. For the six months ended June 30, 2024, we paid $748,796 of costs in connection with the AxoBio Disposition.

Financing Activities

Net cash provided by financing activities was $3,148,203 and $2,248,864 for the six months ended June 30, 2025 and 2024, respectively. In the first six months of 2025, we closed the 2025 Private Placement and sold Common Stock under the ATM Financing for aggregate net proceeds of $3,397,476. In the first half of 2024, we received net proceeds from the sale of shares of Common Stock totaling $2,687,225. In addition, loan repayments related to the Company's insurance premium financing programs decreased by $220,626 in the 2025 period, reflecting a lower level of cost financed under our insurance programs.

Contingencies

On November 8, 2023, Puritan (as defined in Note 9 to the accompanying unaudited condensed consolidated financial statements) filed a complaint captioned Puritan Partners LLC v. Carmell Regen Med Corporation et al., No. 655566/2023 (New York Supreme Court, New York County) naming the Company as defendant. In the complaint, Puritan asserts that we breached our obligations under the Convertible Notes and the Convertible Note Warrants (as each such term is defined in Note 9 to the accompanying unaudited condensed consolidated financial statements). Puritan also asserts that we did not comply with our obligation to provide Puritan with 25,000 freely tradable shares of Common Stock on a timely basis. Puritan asserts claims for declaratory judgment, breach of contract, conversion, foreclosure of its security interest, replevin, unjust enrichment, and indemnification, and seeks remedies including damages totaling $2,725,000 through November 1, 2023, additional fees and interest thereafter, costs and attorney’s fees, an order of foreclosure on its security interest, and other declaratory relief. The Company carried an accrual for interest payable of $1,175,845 as of both December 31, 2024 and 2023, related to the Convertible Notes. In July 2024, the Court dismissed four of the eight claims in the complaint without prejudice. The case is currently in the discovery phase with respect to the remaining claims, which is expected to last through the fourth quarter of 2025. We intend to defend ourselves vigorously against this litigation. However, there can be no assurance that this matter will be resolved in our favor, and an adverse outcome could have a material adverse effect on our financial condition.

Contractual Obligations and Commitments

In addition to financing obligations under our debt agreements, our contractual and commercial commitments include expenditures for operating leases and royalty payments. See Note 4 and Note 11 to the accompanying unaudited condensed consolidated financial statements for information on the royalties related to the Asset Purchase Agreement and the Yuva License (as defined in Note 9 to the accompanying unaudited condensed consolidated financial statements).

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2025. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of such date due to the material weakness in our internal controls described below. During the course of its evaluation, management identified a material weakness in the Company’s internal controls over the accounting treatment for a complex transaction in 2024. We have addressed this weakness by adopting a policy requiring formal documentation to substantiate the accounting treatment of all material transactions, including references to the relevant authoritative guidance.

Changes in Internal Control Over Financial Reporting

Other than as addressed above, there has been no change in our internal control over financial reporting during the most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to the Merger

Failure to complete, or delays in completing, the THPlasma Merger could materially and adversely affect Longevity’s results of operations, business, financial results and/or common stock price.

On July 14, 2025, Longevity entered into the THPlasma Agreement with True Health, pursuant to which, if all of the conditions to the Merger Closing are satisfied or waived, Merger Sub will merge with and into True Health, with True Health surviving as Longevity’s wholly owned subsidiary. Consummation of the THPlasma Merger is subject to certain closing conditions, a number of which are not within Longevity’s control. Any failure to satisfy these required conditions to the Merger Closing may prevent, delay or otherwise materially adversely affect the completion of the transaction. Longevity cannot predict with certainty whether or when any of the required closing conditions will be satisfied or if another uncertainty may arise and cannot assure you that Longevity will be able to successfully consummate the THPlasma Merger as currently contemplated under the THPlasma Agreement or at all.

Longevity’s efforts to complete the THPlasma Merger could cause substantial disruptions in, and create uncertainty surrounding, Longevity’s business, which may materially adversely affect Longevity’s results of operations and Longevity’s business. Uncertainty as to whether the THPlasma Merger will be completed may affect Longevity’s ability to recruit prospective employees or to retain and motivate existing employees. Employee retention may be particularly challenging while the transaction is pending because employees may experience uncertainty about their roles following the transaction. Uncertainty as to whether the THPlasma Merger will be completed could adversely affect Longevity’s business and Longevity’s relationship with collaborators, suppliers, vendors, regulators and other business partners. For example, vendors, collaborators and other counterparties may defer their decisions to work with Longevity or seek to change their existing business relationships with Longevity. Changes to, or termination of, existing business relationships could adversely affect Longevity’s results of operations and financial condition, as well as the market price of the Common Stock. The adverse effects of the pendency of the transaction could be exacerbated by any delays in completion of the THPlasma Merger or termination of the THPlasma Agreement.

The Merger Shares will not change or otherwise be adjusted based on the market price of Common Stock, so the Merger Consideration at the Closing may have a greater or lesser value than at the time the THPlasma Agreement was signed.

Any changes in the market price of the Common Stock before the completion of the THPlasma Merger will not affect the number of shares True Health stockholders will be entitled to receive pursuant to the THPlasma Agreement. Therefore, if before the completion of the THPlasma Merger, the market price of the Common Stock increases from the market price on the date of the THPlasma Agreement, then True Health stockholders could receive Merger Consideration with substantially higher value for their shares of True Health Capital Stock than the parties had negotiated when they established the Merger Shares. Similarly, if before the completion of the THPlasma Merger the market price of the Common Stock decreases from the market price on the date of the THPlasma Agreement, then True Health stockholders could receive Merger Consideration with substantially lower value than the parties had negotiated when they established the Merger Shares. The THPlasma Agreement does not include a price-based termination right.

If the conditions to the THPlasma Merger are not satisfied or waived, the THPlasma Merger may not occur.

Even if the THPlasma Merger is approved by the True Health stockholders and the issuance of the Merger Consideration is approved by the Longevity stockholders, specified conditions must be satisfied or, to the extent permitted by applicable law, waived to complete the THPlasma Merger. These conditions are set forth in the THPlasma Agreement and will be described in further detail in the registration statement on Form S-4 to be filed by Longevity in connection with the THPlasma Merger. Longevity and True Health cannot assure you that all of the conditions to the consummation of the THPlasma Merger will be satisfied or waived. If the conditions are not satisfied or waived, the THPlasma Merger may not occur, or the Merger Closing may be delayed.

The THPlasma Merger may be completed even though a material adverse effect may result from the public announcement of the THPlasma Merger, industry-wide changes or other causes.

In general, neither Longevity nor True Health is obligated to complete the THPlasma Merger if there is a material adverse effect affecting the other party between July 14, 2025 (the date of the THPlasma Agreement) and the Merger Closing. However, certain types of events are excluded from the concept of a “material adverse effect.” Such exclusions include but are not limited to changes in general economic conditions, industry-wide changes, changes resulting from the public announcement of the THPlasma Merger, natural disasters, pandemics, public health events, other force majeure events, acts or threat of terrorism or war and changes in law or GAAP. Therefore, if any of these events were to occur and adversely affect Longevity or True Health, the other party would still be required to consummate the THPlasma Merger notwithstanding such material adverse effects. If any such adverse effects occur and Longevity or True Health consummates the Merger Closing, the common stock price of the combined company following the THPlasma Merger (the “Combined Company”) may suffer. This, in turn, may reduce the value of the THPlasma Merger to the stockholders of Longevity, True Health, or both.

If Longevity and True Health complete the THPlasma Merger, the Combined Company may need to raise additional capital by issuing equity securities or additional debt, which may cause significant dilution to the Combined Company’s stockholders or restrict the Combined Company’s operations.

The Combined Company may need to raise additional capital in the future. Additional financing may not be available to the Combined Company when it is needed or may not be available on favorable terms. To the extent that the Combined Company raises additional capital by issuing equity securities, such financing will cause additional dilution to all stockholders of the Combined Company, including Longevity stockholders and former True Health stockholders. It is also possible that the terms of any new equity securities may have preferences over the Combined Company’s common stock. Any debt financing into which the Combined Company enters may involve covenants that restrict its operations. These restrictive covenants may include limitations on additional borrowing and specific restrictions on the use of the Combined Company’s assets, as well as prohibitions on its ability to grant liens, pay dividends, redeem its stock or make investments. In addition, if the Combined Company raises additional funds through licensing arrangements, the terms of such arrangements may not be favorable to the Combined Company.

Some Longevity directors and executive officers may have interests in the THPlasma Merger that are different from yours and that may influence them to support or approve the THPlasma Merger without regard to your interests.

Directors and executive officers of Longevity may have interests in the THPlasma Merger that are different from, or in addition to, the interests of other Longevity stockholders generally. These interests with respect to Longevity’s directors and executive officers may include, among others, acceleration of stock option vesting, severance payments if employment is terminated in a qualifying termination in connection with the THPlasma Merger and rights to continued indemnification, expense advancement and insurance coverage. One or more members of the Longevity board of directors may continue as directors of the Combined Company after the Effective Time, and, following the Merger Closing, may therefore be eligible to be compensated as non-employee directors of the Combined Company.

In addition, certain members of the Longevity board of directors will continue as directors of the Combined Company after the Effective Time, and, following the Merger Closing, will be eligible to be compensated as non-employee directors of the Combined Company pursuant to a non-employee director compensation policy that is expected to be adopted in connection with the Merger Closing and take effect at the Effective Time.

The Longevity board of directors was aware of and considered those interests, among other matters, in reaching its decision to approve and adopt the THPlasma Agreement, approve the THPlasma Merger, and recommend the approval of the THPlasma Agreement to Longevity stockholders. These interests, among other factors, may have influenced the directors and executive officers of Longevity to support or approve the THPlasma Merger.

Longevity stockholders may not realize a benefit from the THPlasma Merger commensurate with the ownership dilution they will experience in connection with the THPlasma Merger.

If the Combined Company is unable to realize the full strategic and financial benefits currently anticipated from the THPlasma Merger, Longevity stockholders will have experienced substantial dilution of their ownership interests, without receiving any commensurate benefit, or will have only received part of the commensurate benefit resulting from the extent to which the Combined Company is able to realize the strategic and financial benefits currently anticipated from the THPlasma Merger.

If the THPlasma Merger is not completed, Longevity’s stock price may decrease significantly.

The market price of the Common Stock is subject to significant fluctuations. Market prices for securities of pharmaceutical, biotechnology and other life science companies have historically been particularly volatile. In addition, the market price of the Common Stock will likely be volatile based on whether stockholders and other investors believe that Longevity can complete the THPlasma Merger or otherwise raise additional capital to support Longevity’s operations if the THPlasma Merger is not consummated and another strategic transaction cannot be identified, negotiated and consummated in a timely manner, if at all. The volatility of the market price of the Common Stock may be exacerbated by low trading volume. Additional factors that may cause the market price of the Common Stock to fluctuate include:

•
the entry into, or termination of, Longevity’s key agreements, including commercial partner agreements;
•
announcements by Longevity’s commercial partners or competitors of new commercial products, significant contracts, commercial relationships or capital commitments;
•
the loss of Longevity’s key employees;
•
future sales of the Common Stock;
•
general and industry-specific economic conditions that may affect its research and development expenditures;
•
Longevity’s failure to meet industry analyst expectations; and
•
period-to-period fluctuations in financial results.

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

Longevity stockholders will generally have a reduced ownership and voting interest in, and will exercise less influence over the management of, the Combined Company following the completion of the THPlasma Merger as compared to their current ownership and voting interests in the respective companies.

After the completion of the THPlasma Merger, the current Longevity stockholders will generally own a smaller percentage of the Combined Company than their ownership of their respective companies prior to the THPlasma Merger. Immediately after the consummation of the THPlasma Merger, Longevity securityholders as of immediately prior to the THPlasma Merger are expected to own approximately 10% of the outstanding shares of capital stock of the Combined Company on a fully-diluted basis and the former True Health securityholders are expected to own approximately 90% of the outstanding shares of capital stock of the Combined Company on a fully-diluted basis, in each case, before the issuance of any Earnout Shares.

During the pendency of the THPlasma Merger, neither Longevity nor True Health will be able to enter into a business combination with another party on more favorable terms because of restrictions in the THPlasma Agreement, which could adversely affect their respective business prospects.

Covenants in the THPlasma Agreement impede the ability of Longevity and True Health to make acquisitions during the pendency of the THPlasma Merger, subject to specified exceptions. As a result, if the THPlasma Merger is not completed, the parties may be at a disadvantage with respect to their competitors during that period. In addition, while the THPlasma Agreement is in effect, each party is generally prohibited from soliciting, seeking, initiating or knowingly encouraging, inducing or facilitating the communication, making, submission or announcement of any acquisition proposal or acquisition inquiry or taking any action that could reasonably be expected to lead to certain transactions involving a third party, including a THPlasma Merger, sale of assets or other business combination, subject to specified exceptions. Even if such a transaction would be favorable to such party’s stockholders, such party would be unable to pursue it.

Certain provisions of the THPlasma Agreement may discourage third parties from submitting competing proposals, including proposals that may be superior to the transactions contemplated by the THPlasma Agreement.

The terms of the THPlasma Agreement prohibit each of Longevity and True Health from soliciting competing proposals or cooperating with persons making unsolicited takeover proposals except in limited circumstances as set forth in the THPlasma Agreement.

Because the lack of a public market for True Health Capital Stock makes it difficult to evaluate the fair market value of its capital stock, the value of the Common Stock to be issued to True Health stockholders may be more or less than the fair market value of True Health Capital Stock.

The outstanding True Health Capital Stock is privately held and is not traded on any public market. The lack of a public market makes it difficult to determine the fair market value of True Health Capital Stock. Because the percentage of Longevity equity to be issued to True Health stockholders was determined based on negotiations between the parties, it is possible that the value of the Common Stock to be issued to True Health stockholders will be more or less than the fair market value of True Health Capital Stock.

Lawsuits may be filed against Longevity, True Health, or any of the members of their respective boards of directors arising out of the THPlasma Merger, which may delay or prevent the THPlasma Merger.

Putative stockholder complaints, including stockholder class action complaints, and other complaints may be filed against Longevity, the Longevity board of directors, True Health, the True Health board of directors and others in connection with the transactions contemplated by the THPlasma Agreement. The outcome of litigation is uncertain, and Longevity or True Health may not be successful in defending against any such future claims. Lawsuits that may be filed against Longevity, the Longevity board of directors, True Health, or the True Health board of directors could delay or prevent the THPlasma Merger, divert the attention of Longevity’s and True Health’s management and employees from their day-to-day business and otherwise adversely affect Longevity and True Health financially.

Longevity is substantially dependent on Longevity’s remaining employees to facilitate the consummation of the THPlasma Merger.

As of August 13, 2025, Longevity had only ten full-time employees. Longevity’s ability to successfully complete the THPlasma Merger depends in large part on Longevity’s ability to retain certain remaining personnel. Despite Longevity’s efforts to retain these employees, one or more employees may terminate their employment with Longevity on short notice. The loss of the services of certain employees could potentially harm Longevity’s ability to consummate the THPlasma Merger and run Longevity’s day-to-day business operations, as well as fulfill Longevity’s reporting obligations as a public company.

Financial projections regarding Longevity and True Health may not prove accurate.

In connection with the THPlasma Merger, Longevity and True Health prepared and considered internal financial forecasts for Longevity and True Health. These financial projections are based on several assumptions, including regarding future operating cash flows, expenditures and income of Longevity and True Health, including benefits to be realized from the THPlasma Merger. These financial projections were not prepared with a view to public disclosure, are subject to significant economic, competitive, industry and other uncertainties and may not be achieved in full, within projected timeframes or at all. The failure of Longevity and True Health to achieve projected results could have a material adverse effect on the price of each company’s common stock prior to the consummation of the THPlasma Merger and the Combined Company’s financial position after the consummation of the THPlasma Merger.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

Insider Trading Arrangements

During the six months ended June 30, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 6. Exhibits.

Furnish the exhibits required by Item 601 of Regulation S-K (§ 229.601 of this chapter).

Number	Description
2.1†

Agreement and Plan of Merger, dated as of July 14, 2025, by and among Longevity Health Holdings, Inc., THP Sub, Inc., True Health Inc. and Truehealth Management Group LLC. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 14, 2025).

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

Longevity Health Holdings, Inc.

Date: August 14, 2025	By:	/s/ Rajiv Shukla
Name: Rajiv Shukla
Title: Chairman and Chief Executive Officer

Longevity Health Holdings, Inc.

Date: August 14, 2025	By:	/s/ Bryan J. Cassaday
Name: Bryan J. Cassaday
Title: Chief Financial Officer