Form 10-Q
period 2025-09-30
Longevity Health Holdings, Inc.
filed 2025-11-14
CIK 1842939

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

Securities registered pursuant to Section 12(b) of the Act: None

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

As of November 12, 2025, the registrant had 1,781,738 shares of common stock, $0.0001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

LONGEVITY HEALTH HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2025	2024
	(unaudited)
ASSETS
Current assets:
Cash	$1,109,228	$157,139
Accounts receivable	46,522	4,096
Inventory	1,013,368	108,705
Prepaid expenses	372,991	297,462
Deferred offering costs	—	86,314
Income taxes receivable	301,838	301,838
Total current assets	2,843,947	955,554
Operating lease right of use asset	322,047	384,879
Property and equipment, net of accumulated depreciation of $760,649 and $701,655, respectively	116,754	113,906
Intangible assets, net of accumulated amortization of $54,515 and $51,105, respectively	16,231	19,641
Total assets	$3,298,979	$1,473,980

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$4,171,099	$4,058,091
Accrued interest	1,175,845	1,175,845
Accrued expenses and other liabilities	997,865	313,713
Loans payable	286,059	241,158
Consideration payable	67,742	—
Earnout liabilities	49,070	—
Operating lease liability	93,314	87,898
Total current liabilities	6,840,994	5,876,705
Long-term liabilities:
Earnout payable, net of current portion	196,089	—
Operating lease liability, net of current portion	239,259	309,937
Total liabilities	7,276,342	6,186,642

Commitments and contingencies (see Note 10)

Stockholders’ deficit:
Series A convertible voting preferred stock, $0.0001 par value; -0- and 4,243 shares authorized, -0- shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	—	—
Common stock, $0.0001 par value, 250,000,000 shares authorized, and 1,781,738 and 696,969 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	178	70
Additional paid-in capital	69,716,181	64,158,930
Accumulated deficit	(73,693,722)	(68,871,662)
Total stockholders’ deficit	(3,977,363)	(4,712,662)
Total liabilities and stockholders’ deficit	$3,298,979	$1,473,980

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LONGEVITY HEALTH HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Gross sales	$454,106	$58,915	$1,525,027	$71,235
Discounts and allowances	(28,242)	(38,396)	(85,198)	(38,396)
Net sales	425,864	20,519	1,439,829	32,839
Cost of sales	171,401	4,840	612,885	5,132
Gross profit	254,463	15,679	826,944	27,707

Operating expenses:
Selling and marketing	358,535	120,062	1,087,351	131,107
Research and development	227,993	331,806	684,808	865,292
General and administrative	1,122,684	965,622	3,828,753	2,957,890
Depreciation and amortization of intangible assets	16,268	17,978	62,404	65,039
Total operating expenses	1,725,480	1,435,468	5,663,316	4,019,328
Loss from operations	(1,471,017)	(1,419,789)	(4,836,372)	(3,991,621)

Other income (expense):
Other income	7,299	13,145	17,533	41,970
Interest expense	(5,059)	(7,123)	(12,613)	(21,953)
Change in fair value of earnout liabilities	86,104	—	56,474	—
Inventory write-down	(47,082)	—	(47,082)	—
Amortization of debt discount	—	—	—	(19,549)
Loss on forward purchase agreement	—	(1,420,137)	—	(5,700,451)
Loss on lease termination	—	(44,577)	—	(44,577)
Total other income (expense)	41,262	(1,458,692)	14,312	(5,744,560)
Loss from continuing operations before income taxes	(1,429,755)	(2,878,481)	(4,822,060)	(9,736,181)

Income tax benefit	—	—	—	—

Loss from continuing operations	(1,429,755)	(2,878,481)	(4,822,060)	(9,736,181)

Loss from discontinued operations	—	—	—	(1,252,276)
Gain on sale of discontinued operations	—	—	—	1,534,479
Net loss	$(1,429,755)	$(2,878,481)	$(4,822,060)	$(9,453,978)

Net loss per common share - basic and diluted:
Net loss from continuing operations	$(0.83)	$(4.13)	$(3.68)	$(13.58)
Discontinued operations, net of tax	—	—	—	0.39
Net loss per common share	$(0.83)	$(4.13)	$(3.68)	$(13.19)

Weighted average of common shares outstanding - basic and diluted	1,723,434	696,847	1,310,873	717,210

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LONGEVITY HEALTH HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

Three and Nine Months Ended September 30, 2025 and 2024

(Unaudited)

	Series A Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at June 30, 2025	—	$—	1,483,738	$148	$68,526,285	$(72,263,967)	$(3,737,534)
Exercise of Common Stock warrants	—	—	298,000	30	999,970	—	1,000,000
Stock-based compensation expense	—	—	—	—	189,926	—	189,926
Net loss	—	—	—	—	—	(1,429,755)	(1,429,755)
Balance at September 30, 2025	—	$—	1,781,738	$178	$69,716,181	$(73,693,722)	$(3,977,363)

Balance at June 30, 2024	—	$—	696,847	$70	$63,707,056	$(65,078,898)	$(1,371,772)
Stock-based compensation expense	—	—	—	—	185,696	—	185,696
Net loss	—	—	—	—	—	(2,878,481)	(2,878,481)
Balance at September 30, 2024	—	$—	696,847	$70	$63,892,752	$(67,957,379)	$(4,064,557)

Balance at January 1, 2025	—	$—	696,969	$70	$64,158,930	$(68,871,662)	$(4,712,662)
Common Stock issued, net of costs	—	—	748,461	74	3,397,402	—	3,397,476
Common Stock issued/issuable for Elevai Acquisition	—	—	38,308	4	660,801	—	660,805
Exercise of Common Stock warrants	—	—	298,000	30	999,970	—	1,000,000
Stock-based compensation expense	—	—	—	—	499,078	—	499,078
Net loss	—	—	—	—	—	(4,822,060)	(4,822,060)
Balance at September 30, 2025	—	$—	1,781,738	$178	$69,716,181	$(73,693,722)	$(3,977,363)

Balance at January 1, 2024	4,243	$1	769,686	$77	$83,252,333	$(58,503,401)	$24,749,010
Common Stock issued in connection with Notes	—	—	10,957	1	848,499	—	848,500
Stock received from AxoBio Disposition	(4,243)	(1)	(128,178)	(12)	(23,456,166)	—	(23,456,179)
Common Stock issued, net of costs	—	—	44,382	4	2,687,221	—	2,687,225
Stock-based compensation expense	—	—	—	—	560,865	—	560,865
Net loss	—	—	—	—	—	(9,453,978)	(9,453,978)
Balance at September 30, 2024	—	$—	696,847	$70	$63,892,752	$(67,957,379)	$(4,064,557)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LONGEVITY HEALTH HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2025 and 2024

(Unaudited)

	2025	2024
Cash flows from operating activities:
Net loss from continuing operations	$(4,822,060)	$(9,736,181)
Loss from discontinued operations, net of tax	—	(1,252,276)
Gain on sale of discontinued operations	—	1,534,479
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of discontinued operations	—	(1,534,479)
Stock-based compensation	499,078	560,865
Depreciation and amortization of intangible assets	62,404	65,039
Amortization of right of use assets	114,553	93,682
Change in fair value of earnout liabilities	(56,474)	—
Inventory write-down	47,082	—
Amortization of debt discount	—	19,549
Loss on forward purchase agreement	—	5,700,451
Changes in operating assets and liabilities:
Accounts receivable and other current assets	34,129	(15,079)
Inventory	334,394	(97,890)
Prepaid expenses	408,517	826,927
Assets available for sale	—	4,662,980
Accounts payable	(196,966)	(202,940)
Accrued expenses and other liabilities	670,346	(1,260,865)
Lease liability	(117,902)	(96,112)
Liabilities available for sale	—	(2,389,343)
Net cash used in operating activities	(3,022,899)	(3,121,193)

Cash flows from investing activities
Cash paid for Elevai Acquisition transaction costs	(150,000)	—
Purchases of property and equipment	(14,224)	—
Cash paid in AxoBio Disposition	—	(748,796)
Net cash used in investing activities	(164,224)	(748,796)

Cash flows from financing activities:
Proceeds from issuance of Common Stock, net of costs	3,483,790	2,687,225
Proceeds from exercise of Common Stock warrants	1,000,000	—
Repayment of loans	(344,578)	(592,372)
Net cash provided by financing activities	4,139,212	2,094,853

Net increase (decrease) in cash	952,089	(1,775,136)
Cash - beginning of the period	157,139	2,912,461
Cash - end of the period	$1,109,228	$1,137,325

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LONGEVITY HEALTH HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

Nine Months Ended September 30, 2025 and 2024

(Unaudited)

	2025	2024
Supplemental cash flow information:
Interest paid	$12,613	$21,953
Income taxes paid	—	—

Non-cash financing activity:
Fair value of shares issued in Elevai Acquisition	$660,805	$—
Consideration payable	67,742	—
Earnout liabilities in Elevai Acquisition	301,633	—
Insurance premium financing agreements	389,479	495,692
Fair value of shares received in AxoBio Disposition	—	23,456,179
Net assets sold in AxoBio Disposition	—	21,921,697
Common Stock issued in connection with conversion of Notes	—	848,500
Decrease in right of use asset and lease liabilities related to termination of lease	—	333,003

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LONGEVITY HEALTH HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — NATURE OF THE ORGANIZATION AND BUSINESS

Longevity Health Holdings, Inc., a Delaware corporation (the “Company”), is a bio-aesthetics company focused on longevity and healthy aging. The Company’s cosmetic skincare and haircare products support skin and hair health and are tailored to meet the demanding technical requirements of professional care providers and discerning retail consumers. The Company sells its products in the United States through three channels, including business-to-business, direct-to-consumer and distributor sales channels. The Company's operations are based in Pittsburgh, Pennsylvania. The Company operates as a single segment, with all of its operations located in the United States.

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

Elevai Acquisition

On January 16, 2025 (the “Closing Date”), the Company completed, through its wholly owned subsidiary, Elevai Skincare, Inc. (formerly Cutis Cura Corporation), a Delaware corporation (the “Buyer”), the acquisition of substantially all of the assets (the “Purchased Assets”), and assumption of certain of the liabilities (the “Assumed Liabilities”), of PMGC Holdings Inc., a Nevada corporation and successor to Elevai Labs Inc., a Delaware corporation (the “Parent”), and PMGC Impasse Corp. (formerly Elevai Skincare, Inc.), a Delaware corporation and a wholly owned subsidiary of the Parent (the “Seller”), related to the Seller’s skincare and haircare business (“Elevai Skincare”), pursuant to an Asset Purchase Agreement, dated as of December 31, 2024 (the “Asset Purchase Agreement”) as detailed in Note 5 (the “Elevai Acquisition”).

Risks and Uncertainties

Economic uncertainty in various global markets caused by political instability and conflicts, such as the ongoing Russia-Ukraine war and the related sanctions imposed against Russia, the regional conflict in the Middle East (including tensions between Israel and Hamas), geopolitical tensions between the United States and China, and the imposition of tariffs and other trade restrictions by the U.S. government and foreign governments and related trade tensions have led to market disruptions, including significant volatility in commodity prices, credit and capital market instability, supply chain interruptions, high levels of inflation and fluctuating interest rates. Our business, financial condition, and results of operations could be materially and adversely affected by further negative impacts on the global economy and capital markets resulting from these global economic conditions, particularly if such conditions are prolonged or worsen.

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

Discontinued Operations

On March 26, 2024, the Company completed the AxoBio Disposition as described in Note 14. In accordance with ASC 205, Presentation of Financial Statements, Discontinued Operations, Other Presentation Matters (“ASC 205”), the assets and liabilities of AxoBio (as defined in Note 14) are classified as available for sale in the accompanying unaudited condensed consolidated balance sheets, and the results of its operations are reported as discontinued operations in the accompanying unaudited condensed consolidated statements of operations.

Segment Reporting

ASC Topic No. 280, Segment Reporting (“ASC 280”), establishes standards for the way that public business enterprises report information about operating segments in their unaudited condensed consolidated financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. ASC 280 also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company’s business segments are based on the organizational structure used by the chief operating decision maker for making operating and investment decisions and for assessing performance. The Company's chief executive officer, who is its chief operating decision maker, views the Company’s operations and manages its business in one operating segment, which is principally the business of developing and commercializing bio-aesthetic products.

Cash and Cash Equivalents

Cash includes cash on hand and demand deposit accounts, and cash equivalents include highly liquid instruments with maturities of three months or less. Cash and cash equivalents are held by financial institutions and are federally insured up to certain limits. At times, the Company’s cash and cash equivalents balance exceeds the federally insured limits, which potentially subjects the Company to concentrations of credit risk. As of September 30, 2025, the Company had $631,608 of cash balances in excess of such limits. As of September 30, 2025 and December 31, 2024, the Company had cash equivalents of $25,621 and $25,374, respectively.

Accounts Receivable

Accounts receivable are recorded at the original invoice amount. Receivables are considered past due based on the contractual payment terms. The Company reserves a percentage of its trade receivable balance based on collection history and current economic trends that it expects will impact the level of credit losses over the life of the Company’s receivables. These reserves are re-evaluated on a regular basis and adjusted as needed. Once a receivable is deemed to be uncollectible, such balance is charged against the reserve. The Company had no reserves related to the potential likelihood of not collecting its receivables as of September 30, 2025 and December 31, 2024.

Inventory

The Company’s inventory consists of raw materials, work-in-process, and finished goods and is stated at the lower of cost or net realizable value. Cost is calculated by applying the average cost method. The Company regularly reviews inventory quantities on hand and writes down to its net realizable value any inventory that it believes to be impaired. Management considers forecast demand in relation to the inventory on hand, the competitiveness of product offerings, market conditions, and product life cycles when determining excess and obsolescence and net realizable value adjustments. The Company had no reserves for obsolescence as of September 30, 2025 and December 31, 2024.

Deferred Offering Costs

The Company complies with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A, Expenses of Offering. ASC 340-10-S99-1 states that specific incremental costs directly attributable to a proposed or actual offering of equity securities incurred prior to the effective date of the offering may be deferred and charged against the gross proceeds of the offering when the offering occurs. As of December 31, 2024, the Company capitalized deferred offering costs of $86,314 related to the 2025 Private Placement, as defined in Note 12, which was recognized as a reduction of the gross proceeds received.

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

•
Equipment – 5-7 years
•
Leasehold improvements – The lesser of 10 years or the remaining life of the lease
•
Furniture and fixtures – 7 years

Intangible Assets

Finite-lived intangible assets are related to patent costs directly associated with the submission of Company patent applications. These intangible assets are carried at cost and amortized based on an estimated economic benefit period of 16 years. Gross patent costs of $70,746 as of September 30, 2025 and December 31, 2024 are being amortized on a straight-line basis over the patent term and are stated net of accumulated amortization of $54,515 and $51,105, respectively. The Company evaluates finite-lived intangible assets for impairment by assessing the recoverability of these assets whenever adverse events or changes in circumstances or business climate indicate that expected undiscounted future cash flows related to such intangible assets may not be sufficient to support the net book value of such assets. An impairment charge is recognized in the period of identification to the extent the carrying amount of an asset exceeds the fair value of such asset. Significant judgments required in assessing the impairment of intangible assets include the assumption that the Company only has a single reporting unit, identifying whether events or changes in circumstances require an impairment assessment, estimating future cash flows, determining appropriate discount and growth rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value and whether an impairment exists and, if so, the amount of that impairment. No asset impairment was recognized during the nine months ended September 30, 2025 and 2024. Amortization expense totaled $1,136 and $1,145 for the three months ended September 30, 2025 and 2024, respectively, and $3,410 and $3,409 for the nine months ended September 30, 2025 and 2024, respectively.

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

The Company has elected to apply the significant financing practical expedient, as allowed under ASC 606. As a result, the Company does not adjust the promised amount of consideration in a customer contract for the effects of a significant financing component when the period of time between when the Company transfers a promised good or service to a customer and when the customer pays for the good or service will be one year or less. The Company has standard payment terms that generally require payment within approximately 30 days. The Company had no material contract assets, contract liabilities, or deferred contract costs recorded as of September 30, 2025 and December 31, 2024. The Company expenses the costs to obtain a contract as incurred when the amortization period is less than one year.

Cost of Sales

Cost of sales is comprised of all costs to manufacture and package our products, third-party logistics and distribution costs, including shipping and handling costs and inventory adjustments due to expiring products, if any. Cost of sales also includes the Royalties (as defined in Note 5) on the sale of Elevai's products and the royalties related to the Yuva License detailed in Note 10.

Selling and Marketing Expenses

Selling and marketing expenses are recognized as incurred and consist primarily of advertising costs, commissions and distribution and marketing costs. Sales and marketing expenses totaled $358,535 and $120,062 for the three months ended September 30, 2025 and 2024, respectively, and $1,087,351 and $131,107 for the nine months ended September 30, 2025 and 2024, respectively.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2025 and December 31, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position.

Net Loss Per Share

The Company computes net loss per share in accordance with ASC 260, Earnings per Share. The Company computes basic loss per share by dividing the loss attributable to holders of Common Stock for the period by the weighted average number of shares of Common Stock outstanding during the period. The Company’s options and warrants could potentially be exercised or converted into Common Stock and then share in the earnings of the Company. However, these instruments were excluded when calculating diluted loss per share because such inclusion would be anti-dilutive for the periods presented. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

Potentially dilutive securities not included in diluted weighted average shares outstanding consist of the following (in common stock equivalents):

	September 30,
	2025	2024
Common Stock options	103,439	82,884
Common Stock warrants	447,701	154,698
Total Common Stock equivalents	551,140	237,582

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

Other financial assets and liabilities are categorized based on a hierarchy of inputs as follows:

	September 30, 2025		December 31, 2024		Fair Value
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Input Hierarchy
Money market accounts	$25,621	$25,621	$25,374	$25,374	Level 1
Earnout liabilities	245,159	245,159	—	—	Level 3

Changes in the fair value of Level 3 financial liabilities for the nine months ended September 30, 2025 are as follows:

Earnout Liabilities:
Balance, beginning of year	$—
Initial recognition	301,633
Change in fair value	(56,474)
Balance, end of period	$245,159

In connection with the Elevai Acquisition, the Seller is entitled to a $56,525 cash earnout to be paid within 60 days following the sale of certain inventory as described in Note 5. In addition, the Buyer will pay the Seller a one-time payment of $500,000 if the Buyer achieves $500,000 in net revenue from sales of the Seller’s existing hair and scalp products as described in Note 5.

The fair value of the earnout liability associated with the sale of inventory was estimated using the following assumptions:

	September 30, 2025	January 16, 2025
Discount rate	21%	21%
Probability of milestone achievement	100%	100%
Expected term (in years)	0.75	1.00

The fair value of the earnout liability associated with the hair and scalp products was estimated using the following assumptions:

	September 30, 2025	January 16, 2025
Discount rate	21%	21%
Probability of milestone achievement	75%	75%
Expected term (in years)	1.29	2.00

NOTE 3 — Correction of Prior Period EXPENSE ClassificationS

Subsequent to the issuance of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, management identified an error in the classification of certain operating expenses. This misclassification between operating expense categories had no impact on reported total operating expenses, operating income, net income and earnings per share for the three and six months ended June 30, 2025. The Company has corrected this misclassification in the accompanying unaudited condensed consolidated statements of operations for the three months ended September 30, 2025. The effect of the revision on the unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2025 is as follows:

	Three Months Ended June 30, 2025		Six Months Ended June 30, 2025
	As Reported	As Revised	As Reported	As Revised
Selling and marketing	$345,505	$448,267	$626,054	$728,816
Research and development	228,606	259,903	425,518	456,815
General and administrative	1,564,967	1,430,908	2,840,128	2,706,069
	$2,139,078	$2,139,078	$3,891,700	$3,891,700

NOTE 4 — GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

The unaudited condensed consolidated financial statements were prepared under the assumption that we would continue our operations as a going concern, which contemplates the realization of assets and the satisfaction of liabilities during the normal course of business. The Company had negative net working capital of $3,997,047 as of September 30, 2025, and a net loss of $4,822,060 and negative net cash flow from operations of $3,022,899 for the nine months ended September 30, 2025.

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

Management’s plans that may alleviate substantial doubt about the Company’s ability to continue as a going concern include (a) the THPlasma Agreement, as detailed in Note 10, (b) raising additional debt or equity financing and (c) the acquisition of cash flow generating assets or businesses. Although the Company has been successful in raising funds in the past, and expects to do so in the future, there are no guarantees that it will be able to raise funds as anticipated.

NOTE 5 — ELEVAI ACQUISITION

The purchase consideration for the Elevai Acquisition consisted of (i) 38,308 shares of Common Stock issued by the Company to the Seller (the “Closing Shares”) at the closing of the Elevai Acquisition (the “Elevai Closing”), and 3,927 additional shares of Common Stock to be withheld by the Company for 12 months after the Elevai Closing to secure the indemnification obligations of the Seller and the Parent under the Asset Purchase Agreement and (ii) the Buyer’s assumption of the Assumed Liabilities. In addition, the Buyer will pay to the Seller, for each year ending on the anniversary of the Closing Date during the five-year period following the Elevai Closing, an amount, if any, equal to 5% of the Net Sales (as defined in the Asset Purchase Agreement) of the Buyer generated during such year from the Seller’s existing products as of the Elevai Closing (the “Royalties”). The Seller is also entitled to $56,525 in cash to be paid within 60 days following the sale by the Buyer of all 7,500 units of the Enfinity product and 20,000 tubes of the Empower product included in the Purchased Assets and the Buyer will pay the Seller, if and when payable, a one-time payment of $500,000 if the Buyer achieves $500,000 in net revenue from sales of the Seller’s existing hair and scalp products as of the Elevai Closing on or before the 24-month anniversary of the Closing Date (collectively, the “Elevai Earnout”).

The consideration in the Elevai Acquisition (the “Elevai Consideration”) as of the Elevai Closing consisted of the following:

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

In accordance with ASC 815-40, as the Elevai Earnout was not indexed to the Common Stock, it was accounted for as a liability at the Elevai Closing and is subsequently remeasured at each reporting date with changes in fair value recorded as an adjustment to the Purchased Assets.

The total purchase consideration transferred in the Elevai Acquisition has been allocated to the Purchased Assets and Assumed Liabilities based on their fair values. The allocation of the purchase consideration as of the Elevai Closing was as follows:

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

The Company determined that the Elevai Acquisition was deemed significant to the Company in accordance with Rule 3-05 of Regulation S-X. As required by ASC 805, the following unaudited pro forma statements of operations for the nine months ended September 30, 2025 and 2024 give effect to the Elevai Acquisition as if it had been completed on January 1, 2024. The unaudited pro forma financial information below is presented for illustrative purposes only and is not necessarily indicative of what the operating results actually would have been during the periods presented had the Elevai Acquisition been completed during the periods presented. In addition, the unaudited pro forma financial information does not purport to project future operating results. The pro forma statements of operations do not fully reflect: (i) any anticipated synergies (or costs to achieve synergies) or (ii) the impact of non-recurring items directly related to the Elevai Acquisition.

	Three months ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net sales from the unaudited condensed consolidated statements of operations	$425,864	$20,519	$1,439,829	$32,839
Add: Elevai Skincare net sales not reflected in the unaudited condensed consolidated statements of operations	—	527,478	152,381	1,747,570
Unaudited pro forma net sales	$425,864	$547,997	$1,592,210	$1,780,409

Net loss from the unaudited condensed consolidated statements of operations	$(1,429,755)	$(2,878,481)	$(4,822,060)	$(9,453,978)
Add: Inventory step-up adjustment recognized in cost of sales	23,804	—	410,145	—
Add: Elevai Skincare net loss not reflected in the unaudited condensed consolidated statements of operations	—	(299,404)	(27,644)	(2,012,113)
Unaudited pro forma net loss	$(1,405,951)	$(3,177,885)	$(4,439,559)	$(11,466,091)

NOTE 6 — INVENTORY

Inventory consists of the following:

	September 30, 2025	December 31, 2024
Raw materials	$563,242	$86,390
Work-in-process	36,169	19,229
Finished goods	413,957	3,086
Total	$1,013,368	$108,705

NOTE 7 — PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	September 30, 2025	December 31, 2024
Lab equipment	$747,068	$696,648
Leasehold improvements	115,333	115,333
Furniture and fixtures	15,002	3,580
	877,403	815,561
Less: accumulated depreciation	(760,649)	(701,655)
Property and equipment, net	$116,754	$113,906

Depreciation expense included in loss from continuing operations in the accompanying unaudited condensed consolidated statements of operations was $15,132 and $16,833 for the three months ended September 30, 2025 and 2024, respectively and $58,994 and $61,630 for the nine months ended September 30, 2025 and 2024, respectively. Depreciation expense included in discontinued operations in the accompanying unaudited condensed consolidated statements of operations was $10,828 for both the three and nine months ended September 30, 2024.

NOTE 8 — ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following amounts:

	September 30, 2025	December 31, 2024
Accrued royalties	$108,895	$—
Other accrued expenses	888,970	313,713
Accrued expenses and other liabilities	$997,865	$313,713

NOTE 9 —DEBT

Insurance Premium Financing

In July 2025, the Company entered into an agreement with a third party to finance a $364,692 premium on an insurance policy. This financing agreement has a monthly payment of $31,736, accrues interest at a rate of 8.74%, and matures in June 2026. As of September 30, 2025 and December 31, 2024, there was $275,497 and $0, respectively, of principal outstanding under this financing agreement.

In April 2025, the Company entered into a separate agreement with a third party to finance a $24,787 premium on an insurance policy. This financing agreement has a monthly payment amount of $2,170, accrues interest at a rate of 10.99% and matures in February 2026. As of September 30, 2025 and December 31, 2024, there was $10,562 and $0, respectively, of principal outstanding under this financing agreement.

In July 2024, the Company entered into a separate agreement with a third party to finance a $423,687 premium on an insurance policy. This financing agreement had a monthly payment of $40,467, accrued interest at a rate of 9.99%, and matured in June 2025. As of September 30, 2025 and December 31, 2024, there was $0 and $235,884, respectively, of principal outstanding under this financing agreement.

In April 2024, the Company entered into a separate agreement with a third party to finance a $29,911 premium on an insurance policy. This financing agreement had a monthly payment amount of $2,761, accrued interest at a rate of 9.99% and matured in February 2025. As of September 30, 2025 and December 31, 2024, there was $0 and $5,274, respectively, of principal outstanding under this financing agreement.

Interest expense on these financing agreements totaled $5,059 and $7,123 for the three months ended September 30, 2025 and 2024, respectively, and $12,613 and $21,953 for the nine months ended September 30, 2025 and 2024, respectively.

U.S. Small Business Administration (SBA) Loan

AxoBio had an outstanding loan with the SBA with total principal outstanding of $2,000,000 (the “SBA Loan”). Interest under the SBA Loan accrued at a simple interest rate of 3.75% annually on funds outstanding as of the anniversary date of the initial borrowing. A monthly payment in the amount of $9,953 began in December 2023 and continues for a total of 30 years. In connection with the AxoBio Acquisition, as described in Note 14, the SBA Loan was adjusted to fair value, which, excluding accrued interest, was determined to be $1,498,000. The difference in the outstanding principal and fair value of $502,000 was recorded as debt discount and amortized over the remaining term of the loan using the effective interest method. The Company incurred interest expense of $17,571 and amortization of debt discount of $4,242 for both the three and nine months ended September 30, 2024. The interest expense and amortization of debt discount related to the SBA Loan are classified as a component of discontinued operations in the accompanying unaudited condensed consolidated statements of operations.

Related Party Loans

AxoBio had several promissory notes outstanding to Burns Ventures, LLC (the “Burns Notes”) with total principal outstanding of $5,610,000. The owner of Burns Ventures LLC was a former stockholder of AxoBio. Interest on the Burns Notes was payable quarterly at a fixed interest rate of 7.00%. The Burns Notes required no monthly payments and were due in full at maturity date on December 31, 2024. Interest expense for the Burns Notes totaled $89,448 for both the three and nine months ended September 30, 2024. The interest expense related to the Burns Notes is classified as a component of discontinued operations in the accompanying unaudited condensed consolidated statements of operations.

2023 Promissory Notes

During the year ended December 31, 2023, the Company received proceeds of $848,500 from 26 zero-coupon Promissory Notes (the “Promissory Notes”). The Promissory Notes had a maturity date of one year from the date of issuance. The principal of the Promissory

Notes was due in full at maturity. All Promissory Notes had a proportionate number of Common Stock warrants for 550 shares of Common Stock issued in connection with the issuance of the Promissory Notes with a fair value of $55,062. These warrants vested immediately and have a term of 5 years, with exercise prices ranging from $345 to $429. The fair value of these warrants was recorded as debt discount and was amortized over the term of the loans using the effective interest method. Debt discount amortization was $0 for the three months ended September 30, 2025 and 2024, and $0 and $19,549 for the nine months ended September 30, 2025 and 2024, respectively. Pursuant to the terms of the Promissory Notes, the Board elected to repay all maturities of the Promissory Notes in shares of Common Stock. During the nine months ended September 30, 2024, the Company issued 10,957 shares of Common Stock to repay the Promissory Notes with an aggregate principal amount of $848,500.

NOTE 10 — COMMITMENTS AND CONTINGENCIES

THPlasma Merger Agreement

On July 14, 2025, the Company entered into an Agreement and Plan of Merger (as amended from time to time, the “THPlasma Agreement”) by and among the Company, THP Sub, Inc., a Delaware corporation and a wholly owned subsidiary of the Company (“Merger Sub”), True Health Inc., a Delaware corporation that operates under the “THPlasma” brand (“THPlasma”), and Truehealth Management Group LLC, a Delaware limited liability company (“TMG”), pursuant to which, and subject to the satisfaction or waiver of the conditions set forth in the THPlasma Agreement, (i) Merger Sub will merge with and into THPlasma (the “THPlasma Merger”), with THPlasma continuing as a wholly owned subsidiary of the Company and the surviving company of the THPlasma Merger (the “Surviving Company”) and (ii) THPlasma will acquire TMG’s right, title and interest in and to the authorizations, approvals, licenses, permits, certificates, registrations or exemptions issued by the U.S. Food and Drug Administration that are required for the research, development, collection, manufacture, processing, labeling, distribution, marketing, storage, transportation, use, sale and provision of THPlasma’s products (the “License Purchase”).

Merger Consideration

Subject to the terms and conditions of the THPlasma Agreement, at the effective time of the THPlasma Merger (the “Effective Time”), all outstanding shares of THPlasma common stock, par value $0.001 per share (the “THPlasma Common Stock”), and all outstanding shares of THPlasma preferred stock, par value $0.001 per share (the “THPlasma Preferred Stock,” and together with THPlasma Common Stock, the “THPlasma Capital Stock”), (in each case, other than certain excluded shares and dissenting shares will automatically be cancelled and will cease to exist and will thereafter only represent the right to receive a portion of (i) the number of shares of Common Stock determined by dividing $59,000,000 by the lesser of the Parent Market Price (as defined below) and $3.00, as such shares may be adjusted for any stock split, reverse stock split, recapitalization, reclassification, reorganization, exchange, subdivision or combination (the “Merger Shares”) and (ii) the number of shares of Common Stock determined by dividing $20,000,000 by the lesser of the Parent Market Price and $3.00, as such shares may be adjusted for any stock split, reverse stock split, recapitalization, reclassification, reorganization, exchange, subdivision or combination (the “Earnout Shares”), after the closing of the THPlasma Merger (the “Merger Closing”), based on the performance of the Surviving Company if and when the requirements as set forth in the Section 3.6 of the THPlasma Agreement are achieved. The Parent Market Value (as defined in the THPlasma Agreement) is equal to the volume average weighted closing sale price of a share of Common Stock during the 15 consecutive full trading days immediately preceding the Effective Time.

Subject to the terms and conditions of the THPlasma Agreement, at the Effective Time, each warrant for THPlasma Common Stock (a “THPlasma Warrant”) outstanding immediately prior to the Effective Time (that will not terminate per its own terms upon the Effective Time) will be automatically assumed by the Company and will become a warrant to acquire, on the same terms and conditions as were applicable under such THPlasma Warrant, the number of shares of Common Stock equal to the Pro Rata Share (as defined in the THPlasma Agreement) of the Merger Shares to which the holder of such THPlasma Warrant is entitled based on the number of shares of THPlasma Common Stock subject to the unexercised portion of such THPlasma Warrant immediately prior to the Effective Time (rounded down to the nearest whole share number), at an exercise price per share equal to the exercise price per share of such THPlasma Warrant immediately prior to the Effective Time divided by the ratio determined by dividing the number of the Merger Shares by the total number of shares of True Capital Stock outstanding on a fully diluted basis immediately prior to the Effective Time.

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

Conditions to the THPlasma Merger

The Merger Closing is subject to the satisfaction or, to the extent permitted by law, the waiver of certain conditions including, among other things, (i) the registration statement on Form S-4 filed by the Company in connection with the THPlasma Merger having become effective in accordance with the provisions of the Securities Act and not being subject to any stop order or proceeding seeking a stop order or having been withdrawn, (ii) no law or order preventing the THPlasma Merger and the other transactions contemplated by the THPlasma Agreement, (iii) the required approvals by each respective party’s stockholders, (iv) the executed Lock-Up Agreements (as defined in the THPlasma Agreement) having been delivered to the Company and THPlasma, respectively, (v) the shares of Common Stock to be issued in the THPlasma Merger being approved for listing (subject to official notice of issuance) on The Nasdaq Stock Market LLC (“Nasdaq”) and the Company having maintained its existing listing on Nasdaq and obtaining approval of the listing of the combined company on Nasdaq and (vi) each of the conditions to the License Purchase having been satisfied or waived at or prior to Merger Closing.

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

Elevai Royalties

In conjunction with the Elevai Acquisition, the Company will pay the Seller the Royalties (as defined in Note 5) for each year ending on the anniversary of the Closing Date during the five-year period following the Elevai Closing. The Royalties earned with respect to each fiscal year are payable within five business days of the filing of the Company's Annual Report on Form 10-K for that fiscal year. The Company recognized expense related to the Royalties of $21,819 and $0 for the three months ended September 30, 2025 and 2024, respectively, and $71,395 and $0 for the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2024 and December 31, 2024, accrued Royalties totaled $71,395 and $0, respectively.

Yuva License Agreement

The Company's haircare product acquired in the Elevai Acquisition utilizes proprietary compounds licensed from Yuva BioSciences, Inc. (“Yuva”) pursuant to the Collaboration and License Agreement, dated November 28, 2023 (the “Yuva License”), by and between Yuva and the Company (as assignee of the Parent). This license provides the Company with a non-exclusive, non-transferable, non-assignable, royalty-bearing right to certain of Yuva’s intellectual property, with the right to sublicense, to develop, manufacture, and commercialize skincare products in the United States, Canada, and other mutually agreed to territories that contain Yuva’s proprietary compound and the Company's exosome-based ingredients or skincare products and Elevai ExosomesTM, which serve as a carrier for Yuva’s proprietary compound. In accordance with the terms of the Yuva License, the Company is obligated to pay earned royalties based on net sales of Elevai haircare product, with a minimum royalty of $50,000 due for the year ending December 31, 2025. Royalty expense related to the Yuva License was $12,500 and $37,500 for the three and nine months ended September 30, 2025, respectively, and $0 for the three and nine months ended September 30, 2024. Accrued royalties related to the Yuva License as of September 30, 2025 and December 31, 2024 totaled $37,500 and $0, respectively.

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

On November 8, 2023, Puritan filed a complaint captioned Puritan Partners LLC v. Carmell Regen Med Corporation et al., No. 655566/2023 (New York Supreme Court, New York County), naming the Company as a defendant. In the complaint, Puritan asserts that the Company breached its obligations under the Convertible Notes and the Convertible Note Warrants. Puritan also asserts that the Company did not comply with its obligations to provide Puritan with 833 freely tradable shares of Common Stock in a timely manner. Puritan asserts claims for declaratory judgment, breach of contract, conversion, foreclosure of its security interest, replevin, unjust enrichment, and indemnification, and seeks remedies, including damages totaling $2,725,000 through November 1, 2023, additional fees and interest thereafter, costs and attorney’s fees, an order of foreclosure on its security interest, and other declaratory relief. The Company carried an accrual for interest payable of $1,175,845 as of September 30, 2025 and December 31, 2024 related to the Convertible Notes. The Company moved to dismiss the complaint, and, in July 2024, the court dismissed four of the eight claims in the complaint without prejudice. The case is currently in the discovery phase with respect to the remaining claims, which is expected to last into the fourth quarter of 2025. The Company intends to defend itself vigorously against this litigation. However, there can be no assurance that this matter will be resolved in the Company’s favor, and an adverse outcome could have a material adverse effect on the Company’s financial condition.

NOTE 11 — PROFIT-SHARING PLAN

The Company has 401(k) profit-sharing plans covering substantially all employees. The Company’s discretionary profit-sharing contributions are determined annually by the Board. No discretionary profit-sharing contributions were made to the plans during the three and nine months ended September 30, 2025 and 2024.

NOTE 12 — STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock

Pursuant to the Company's certificate of incorporation, as amended, it is authorized to issue 250,000,000 shares of Common Stock. As of September 30, 2025 and December 31, 2024, the Company had 1,781,738 and 696,969, respectively, shares of Common Stock issued and outstanding and no shares of preferred stock issued and outstanding.

In July 2025, certain Common Stock Warrants (as defined below) were exercised for an aggregate of 298,000 shares of Common Stock,

resulting in proceeds to the Company of $1.0 million.

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

Upon the Elevai Closing, the Elevai Consideration included 38,308 shares of Common Stock and 3,927 additional shares of Common Stock to be withheld by the Company for 12 months after the Elevai Closing to secure the indemnification obligations of the Seller and the Parent under the Asset Purchase Agreement. These shares had fair values of $660,805 and $67,742, respectively. The withheld shares are disclosed as Consideration Payable on the unaudited condensed consolidated balance sheet as of September 30, 2025.

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

Upon the Reverse Stock Split, the adjustment provision for the Common Stock Warrants and Placement Agent Warrant was triggered. As a result, the total shares issuable on exercise of the Common Stock Warrants increased from 268,840 to 473,220, and the exercise price changed from $6.90 to $3.92. Similarly, the total shares issuable on exercise of Placement Agent Warrant increased from 18,553 to 32,666, and the exercise price changed from $6.90 to $3.92. The incremental consideration for the Placement Agent Warrant related to such adjustment was approximately $0.04 million. As a result of shares sold as part of the ATM Financing, the down-round provision on the Common Stock Warrants and the Placement Agent Warrant was triggered. As a result, the exercise price of such warrants was reduced to $3.36, and the total shares issuable on exercise of the Common Stock Warrants and the Placement Agent Warrant increased to 552,798 and 38,159, respectively. The incremental consideration for the Placement Agent Warrant related to such adjustment was approximately $0.02 million.

In conjunction with the AxoBio Disposition in March 2024, the Closing Share Consideration (as defined in Note 14), including 128,178 shares of Common Stock issued for the AxoBio Acquisition, was returned to the Company and cancelled.

Series A Voting Convertible Preferred Stock

Pursuant to the Company's certificate of incorporation, as amended, it is authorized to issue 20,000,000 shares of preferred stock. In connection with the AxoBio Acquisition, the Company issued 4,243 shares of Series A Preferred Stock (as defined in Note 14) to former stockholders of AxoBio as part of the Closing Share Consideration. In conjunction with the AxoBio Disposition in March 2024, such shares were returned to the Company and were cancelled.

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

Warrants Outstanding

A summary of warrant activity during the nine months ended September 30, 2025 is as follows:

	Number of Shares Issuable on Exercise	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding, December 31, 2024	154,744	$303.30	3.62	$36,242
Issued	590,957	3.36	0.00	—
Exercised	(298,000)	3.36	0.00	—
Outstanding, September 30, 2025	447,701	$107.03	3.78	$—
Exercisable, September 30, 2025	447,701	$107.03	3.78	$—

Options Outstanding

A summary of option activity during the nine months ended September 30, 2025 is as follows:

	Number of Shares Issuable on Exercise	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Aggregate Intrinsic Value
Outstanding, December 31, 2024	147,110	$36.07	9.36	$7,100
Expired/Cancelled	(43,671)	26.50	—	—
Outstanding, September 30, 2025	103,439	$40.10	8.46	$—
Vested/Exercisable, September 30, 2025	28,486	$71.54	7.55	$—

The Company recorded stock-based compensation expense related to its options of $189,926 and $185,696 for the three months ended September 30, 2025 and 2024, respectively, and $499,078 and $560,865 for the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, there was $1,359,323 of unrecognized compensation expense related to unvested stock options, which will be recognized over the weighted average remaining vesting period of 2.4 years.

NOTE 13 – INCOME TAXES

The Company did not record any income tax provision or benefit for the three and nine months ended September 30, 2025 and 2024. The Company provides for a valuation allowance when it is more likely than not that it will not realize a portion of its deferred tax assets. The Company has established a valuation allowance against the net deferred tax asset due to the uncertainty that enough taxable income will be generated in those taxing jurisdictions to utilize the assets. Therefore, the Company has not reflected any benefit of such deferred tax assets in the accompanying unaudited condensed consolidated financial statements.

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

The significant components of discontinued operations for the nine months ended September 30, 2024 in the accompanying unaudited condensed consolidated statements of income are as follows:

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the related notes contained in Part I, Item 1 and Part II, Item A. “Risk Factors” in this Quarterly Report on Form 10-Q (this "Quarterly Report"), and our audited consolidated financial statements and the notes thereto, Part I – Item 1A. “Risk Factors” and Part II – Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “2024 Annual Report”). Unless the context requires otherwise, references in this Quarterly Report to “Longevity,” the “Company,” “we,” “us,” or “our,” are intended to refer to Longevity Health Holdings, Inc., a Delaware corporation, and its consolidated subsidiaries.

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report includes forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations, assumptions and projections about future events. These forward-looking statements involve known and unknown risks and uncertainties that are difficult to predict and could cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, forward-looking statements can be identified by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “future,” “intend,” “anticipate,” “likely,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions, but the absence of these words does not mean that a statement is not forward-looking. Such forward-looking statements include, but are not limited to, statements and expectations regarding the THPlasma Merger (as defined below), the License Purchase (as defined below) and anticipated benefits therefrom, the anticipated impact of the THPlasma Merger on the combined company’s business and future financial and operating results, aspects of the Company’s and THPlasma’s operations, our goals, plans and projections with respect to our operations, financial position and business strategy as well as all other statements other than statements of historical fact included in this Quarterly Report. We cannot assure you that the forward-looking statements in this Quarterly Report will prove to be accurate. These forward-looking statements are subject to a number of significant risks and uncertainties that could cause actual results to differ materially from expected results, including, among others, our ability to consummate the THPlasma Merger in a timely manner or at all; the risk that the THPlasma Agreement may be terminated in certain circumstances; the satisfaction (or waiver) of the conditions to the Merger Closing (as defined below) and the License Purchase Closing (as defined below); potential delays in consummating the THPlasma Merger; our ability to timely and successfully achieve the anticipated benefits of the THPlasma Merger; the risk related to the diversion of management’s attention from our ongoing business operations as a result of the THPlasma Merger; the occurrence of any event, change or other circumstance or condition that could give rise to the termination of the THPlasma Agreement; the effect of the announcement or pendency of the THPlasma Merger on our business relationships, operating results and business generally; the risk that the THPlasma Merger disrupts our current plans and operations or affects our ability to retain or recruit key employees; costs related to the THPlasma Merger; the effect of limitations that the THPlasma Agreement places on our ability to operate our business or engage in an alternate transaction; the risk that our stock price may decline significantly if the THPlasma Merger is not completed; the launch and commercialization of our products, our ability to raise financing in the future; our success in retaining or recruiting key members of our management; market acceptance of our products; regulatory developments related to the cosmetics industry; our ability to compete in our industry; our need to grow the size of our organization in the future and the management of such growth; outcomes related to any ongoing or future legal proceedings, including, but not limited to, in relation to the THPlasma Merger or THPlasma Agreement; as well as those described in our other filings we make with the U.S. Securities and Exchange Commission (the “SEC”), including those described under Part II, Item 1A. “Risk Factors” in this Quarterly Report and Part I, Item 1A, “Risk Factors” in the 2024 Annual Report. These forward-looking statements represent our estimates and assumptions as of the filing date of this Quarterly Report. We do not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

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

New Developments

Nasdaq Delisting Notices

On September 10, 2025, we received a letter from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”), notifying us that the Nasdaq Hearings Panel had determined to delist our securities from Nasdaq and that trading in our securities was suspended at the opening of trading on September 12, 2025, as we failed to regain compliance with Nasdaq Listing Rules 5550(a)(2)

and 5550(b)(2), the “Bid Price” and “MVLS Rules”, respectively. Our securities now trade on the OTCQB, Venture Market tier of the OTC Markets.

THPlasma Merger

On July 14, 2025, we entered into an Agreement and Plan of Merger (the “THPlasma Agreement”) by and among the Company, THP Sub, Inc., a Delaware corporation and a wholly owned subsidiary of the Company (“Merger Sub”), True Health, Inc., a Delaware corporation that operates under the “THPlasma” brand (“THPlasma”), and Truehealth Management Group LLC, a Delaware limited liability company (“TMG”), pursuant to which, and subject to the satisfaction or waiver of the conditions set forth in the THPlasma Agreement, (i) Merger Sub will merge with and into THPlasma (the “THPlasma Merger”), with THPlasma continuing as a wholly owned subsidiary of Longevity and the surviving company of the THPlasma Merger (the “Surviving Company”) and (ii) THPlasma will acquire TMG’s right, title and interest in and to the authorizations, approvals, licenses, permits, certificates, registrations or exemptions issued by the U.S. Food and Drug Administration that are required for the research, development, collection, manufacture, processing, labeling, distribution, marketing, storage, transportation, use, sale and provision of THPlasma’s products (the “License Purchase”).

Merger Consideration

Subject to the terms and conditions of the THPlasma Agreement, at the effective time of the THPlasma Merger (the “Effective Time”), all outstanding shares of THPlasma common stock, par value $0.001 per share (the “THPlasma Common Stock”), and all outstanding shares of THPlasma preferred stock, par value $0.001 per share (the “THPlasma Preferred Stock,” and together with THPlasma Common Stock, the “THPlasma Capital Stock”), (in each case, other than certain excluded shares and dissenting shares) will automatically be cancelled and will cease to exist and will thereafter only represent the right to receive a portion of (i) the number of shares of common stock, par value $0.0001 per share (the “Common Stock”) determined by dividing $59,000,000 by the lesser of the Parent Market Price (as defined below) and $3.00, as such shares may be adjusted for any stock split, reverse stock split, recapitalization, reclassification, reorganization, exchange, subdivision or combination (the “Merger Shares”) and (ii) the number of shares of Common Stock determined by dividing $20,000,000 by the lesser of the Parent Market Price and $3.00, as such shares may be adjusted for any stock split, reverse stock split, recapitalization, reclassification, reorganization, exchange, subdivision or combination (the “Earnout Shares”), after the closing of the THPlasma Merger (the “Merger Closing”), based on the performance of the Surviving Company if and when the requirements as set forth in the Section 3.6 of the THPlasma Agreement are achieved. The Parent Market Value, as defined in the THPlasma Agreement, is equal to the volume average weighted closing sale price of a share of Common Stock during the 15 consecutive full trading days immediately preceding the Effective Time.

Subject to the terms and conditions of the Merger Agreement, at the Effective Time, each warrant for THPlasma Common Stock (a “THPlasma Warrant”) outstanding immediately prior to the Effective Time (that will not terminate per its own terms upon the Effective Time) will be automatically assumed by Longevity and will become a warrant to acquire, on the same terms and conditions as were applicable under such THPlasma Warrant, the number of shares of our Common Stock equal to the Pro Rata Share (as defined in the THPlasma Agreement) of the Merger Shares to which the holder of such THPlasma Warrant is entitled based on the number of shares of THPlasma Common Stock subject to the unexercised portion of such THPlasma Warrant immediately prior to the Effective Time (rounded down to the nearest whole share number), at an exercise price per share equal to the exercise price per share of such THPlasma Warrant immediately prior to the Effective Time divided by the ratio determined by dividing the number of the Merger Shares by the total number of shares of True Capital Stock outstanding on a fully diluted basis immediately prior to the Effective Time.

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

Conditions to the THPlasma Merger

The Merger Closing is subject to the satisfaction or, to the extent permitted by law, the waiver of certain conditions including, among other things, (i) the registration statement on Form S-4 filed by Longevity in connection with the THPlasma Merger having become effective in accordance with the provisions of the Securities Act of 1933, as amended, and not being subject to any stop order or proceeding seeking a stop order or having been withdrawn, (ii) no law or order preventing the THPlasma Merger and the other transactions contemplated by the THPlasma Agreement, (iii) the required approvals by each respective party’s stockholders, (iv) the executed Lock-Up Agreements (as defined in the THPlasma Agreement) having been delivered to Longevity and THPlasma, respectively, (v) the shares of Common Stock to be issued in the THPlasma Merger being approved for listing (subject to official notice of issuance) on Nasdaq and Longevity having maintained its existing listing on Nasdaq and obtaining approval of the listing of the combined company on Nasdaq and (vi) each of the conditions to the License Purchase having been satisfied or waived at or prior to the Merger Closing.

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

Termination of 20/20 Biolabs Merger Agreement

Longevity and 20/20 Biolabs, Inc., a Delaware corporation (“Biolabs”), entered into an Agreement and Plan of Merger, dated April 11, 2025 (the “Biolabs Agreement”), by and among Longevity, our wholly-owned subsidiary (“Biolabs Merger Sub”), and Jonathan Cohen, as the Stockholder Representative, pursuant to which, among other matters, Biolabs Merger Sub would merge with and into Biolabs, with Biolabs as the surviving corporation and a wholly-owned subsidiary of Longevity. On July 8, 2025, the Biolabs Agreement, as amended, automatically terminated in accordance with its terms. No termination fee or other payment is due to any party to the Biolabs Agreement from any other party thereto as a result of the termination.

Reverse Stock Split

On May 12, 2025 (the “Split Effective Time”), we effected a reverse stock split of our Common Stock at a ratio of 1:30 (the “Reverse Stock Split”). At the Split Effective Time, every 30 shares of our Common Stock issued and outstanding immediately prior to the Split Effective Time were automatically combined into one issued and outstanding share of Common Stock without any change in the par value per share or the total number of authorized shares. Proportional adjustments were made to the number of shares of Common Stock issuable upon exercise of our outstanding stock options and warrants, as well as the applicable exercise prices, and to the number of shares issuable under our 2023 Long-Term Incentive Plan. All share numbers and per share amounts in this Quarterly Report have been restated to reflect the Reverse Stock Split.

ATM Facility

In May 2025, we sold 479,621 shares of Common Stock at prices ranging from $3.36 to $4.09 (with an average price of $4.08) per share through an at-the-market equity offering facility (the “ATM Financing”). Gross proceeds from the sale of Common Stock under the ATM Financing totaled $1.96 million, prior to deducting fees of $0.06 million paid to the sales agent, Brookline Capital Markets, a division of Arcadia Securities, LLC ("Brookline"), and other offering expenses of $0.14 million payable by us. A member of our board of directors is a managing partner of Brookline.

Elevai Acquisition

On January 16, 2025 (the “Closing Date”), we completed, through our wholly owned subsidiary, Elevai Skincare, Inc. (formerly Cutis Cura Corporation), a Delaware corporation (the “Buyer”), the acquisition of substantially all of the assets (the “Purchased Assets”), and assumption of certain of the liabilities (the “Assumed Liabilities”), of PMGC Holdings Inc., a Nevada corporation and successor to Elevai Labs Inc., a Delaware corporation (the “Parent”), and PMGC Impasse Corp. (formerly Elevai Skincare, Inc.), a Delaware corporation and a wholly owned subsidiary of Parent (the “Seller”), related to the Seller’s skincare and haircare business (“Elevai Skincare”) pursuant to an Asset Purchase Agreement, dated as of December 31, 2024 (the “Asset Purchase Agreement”), by and among Longevity, the Buyer, the Parent and the Seller (the “Elevai Acquisition”).

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

Upon the Reverse Stock Split, the adjustment provision for the Common Stock Warrants and Placement Agent Warrant was triggered. As a result, the total shares issuable on exercise of the Common Stock Warrants increased from 268,840 to 473,220, and the exercise price changed from $6.90 to $3.92. Similarly, the total shares issuable on exercise of Placement Agent Warrant increased from 18,553 to 32,666, and the exercise price changed from $6.90 to $3.92. The incremental consideration for the Placement Agent Warrant related to such adjustment was approximately $0.04 million. As a result of shares sold as part of the ATM Financing, the down-round provision on the Common Stock Warrants and the Placement Agent Warrant was triggered. As a result, the exercise price of such warrants was reduced to $3.36, and the total shares issuable on exercise of the Common Stock Warrants and the Placement Agent Warrant increased to 552,798 and 38,159, respectively. The incremental consideration for the Placement Agent Warrant related to such adjustment was approximately $0.02 million.

Impact of Macroeconomic Events

Economic uncertainty in various global markets caused by political instability and conflicts, such as the ongoing Russia-Ukraine war and the related sanctions imposed against Russia, the regional conflict in the Middle East (including tensions between Israel and Hamas), geopolitical tensions between the United States and China, and the imposition of tariffs and other trade restrictions by the U.S. government and foreign governments and related trade tensions have led to market disruptions, including significant volatility in commodity prices, credit and capital market instability, supply chain interruptions, high levels of inflation and fluctuating interest rates. Our business, financial condition, and results of operations could be materially and adversely affected by further negative impacts on the global economy and capital markets resulting from these global economic conditions, particularly if such conditions are prolonged or worsen. Although, to date, our results of operations have not been materially impacted by these global economic and geopolitical conditions, it is impossible to predict the extent to which our operations may be impacted in the short- and long-term. The extent and duration of these market disruptions are impossible to predict. Any such disruptions may also magnify the impact of other risks described IN Part II, Item 1A. “Risk Factors” in this Quarterly Report and Part I, Item 1A. "Risk Factors" in our 2024 Annual Report.

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

Going Concern and Management Plan

The unaudited condensed consolidated financial statements included elsewhere herein were prepared under the assumption that we would continue our operations as a going concern, which contemplates the realization of assets and the satisfaction of liabilities during the normal course of business. We had negative net working capital of $3,997,047 as of September 30, 2025 and a net loss of $4,822,060 and negative net cash flow from operations of $3,022,899 for the nine months ended September 30, 2025.

We have incurred substantial recurring losses from continuing operations, have used, rather than provided, cash from our continuing operations, and are dependent on additional financing to fund future operations. These conditions raise substantial doubt about our ability to continue as a going concern within one year after the filing of this Quarterly Report. The unaudited condensed consolidated financial statements included elsewhere herein do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

As more fully described above, we closed an offering of Common Stock and Common Stock Warrants on January 2, 2025 in the 2025 Private Placement, resulting in gross proceeds to us of approximately $1.85 million and sold shares of Common Stock under the ATM Financing in May 2025, resulting in gross proceeds to us of approximately $1.96 million. In addition, we closed on the acquisition of the operating assets of Elevai Skincare in the Elevai Acquisition on January 16, 2025, as described above. Elevai Skincare’s skincare and haircare products generated revenue of approximately $2.5 million in 2024. The Company also received $1.0 million in proceeds from the exercise of certain of the Common Stock Warrants in July 2025 as detailed in Note 12 to the accompanying unaudited condensed consolidated financial statements.

Management’s plans that may alleviate substantial doubt about our ability to continue as a going concern include (a) the THPlasma Agreement, (b) raising additional debt or equity financing and (c) the acquisition of cash flow generating assets or businesses. Although the Company has been successful in raising funds in the past, and expects to do so in the future, there are no guarantees that it will be able to raise funds as anticipated.

Comparison of Results of Operations for the Three Months Ended September 30, 2025 and 2024

The following table sets forth our unaudited consolidated results of operations for the three months ended September 30, 2025 and 2024:

	Three Months Ended September 30,			%
	2025	2024	Change	Change
	(unaudited)
Gross sales	$454,106	$58,915	$395,191	671%
Discounts and allowances	(28,242)	(38,396)	10,154	-26%
Net sales	425,864	20,519	405,345	1,975%
Cost of sales	171,401	4,840	166,561	3,441%
Gross profit	254,463	15,679	238,784	1,523%
Operating expenses:
Selling and marketing	358,535	120,062	238,473	199%
Research and development	227,993	331,806	(103,813)	-31%
General and administrative	1,122,684	965,622	157,062	16%
Depreciation and amortization of intangibles	16,268	17,978	(1,710)	-10%
Total operating expenses	1,725,480	1,435,468	290,012	20%
Loss from operations	(1,471,017)	(1,419,789)	(51,228)	4%
Other income (expenses), net	41,262	(1,458,692)	1,499,954	-103%
Loss from continuing operations before income taxes	(1,429,755)	(2,878,481)	1,448,726	-50%
Income tax benefit	—	—	—	0%
Net loss	$(1,429,755)	$(2,878,481)	$1,448,726	-50%

Sales/Gross Profit

Gross sales for the three months ended September 30, 2025 and 2024 were $454,106 and $58,915, respectively. This increase was principally driven by sales of the products acquired in the Elevai Acquisition. Discounts and allowances related to these sales totaled $28,242 and $38,396 for the three months ended September 30, 2025 and 2024, respectively. Our net revenue, cost of goods sold, and gross profit on these sales were $425,864, $171,401 and $254,493, respectively, for the three months ended September 30, 2025 and $20,519, $4,840, and $15,679, respectively, for the three months ended September 30, 2024.

Operating Expenses

Selling and marketing expenses totaled $358,535 and $120,062 for the three months ended September 30, 2025 and 2024, respectively. This increase was driven by our sales and marketing efforts related to the products acquired in the Elevai Acquisition.

Research and development expenses decreased by $103,813 to $227,993 for the three months ended September 30, 2025 as compared to the same period of 2024. This decrease was principally driven lower headcount in the 2025 period.

General and administrative expenses increased from $965,622 for the three months ended September 30, 2024 to $1,122,684 for the comparable period of 2025 principally due to a higher level of legal and other professional fees and services related to merger activities.

Other Income (Expenses), Net

Other income, net, was $41,262 for the three months ended September 30, 2025, as compared to net other expenses, net, of $1,458,692 in the corresponding period of 2024. Other expenses, net, for the third quarter of 2024 were driven by an unfavorable change in the fair value of the FPA (as defined in Note 2 to the accompanying unaudited condensed consolidated financial statements) of $1,420,137. The FPA matured in October 2024 with no funds due to or from us.

Comparison of Results of Operations for the Nine Months Ended September 30, 2025 and 2024

The following table sets forth our unaudited consolidated results of operations for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,			%
	2025	2024	Change	Change
	(unaudited)
Gross sales	$1,525,027	$71,235	$1,453,792	2,041%
Discounts and allowances	(85,198)	(38,396)	(46,802)	122%
Net sales	1,439,829	32,839	1,406,990	4,285%
Cost of sales	612,885	5,132	607,753	11,842%
Gross profit	826,944	27,707	799,237	2,885%
Operating expenses:
Selling and marketing	1,087,351	131,107	956,244	729%
Research and development	684,808	865,292	(180,484)	-21%
General and administrative	3,828,753	2,957,890	870,863	29%
Depreciation and amortization of intangibles	62,404	65,039	(2,635)	-4%
Total operating expenses	5,663,316	4,019,328	1,643,988	41%
Loss from operations	(4,836,372)	(3,991,621)	(844,751)	21%
Other income (expenses), net	14,312	(5,744,560)	5,758,872	-100%
Loss from continuing operations before income taxes	(4,822,060)	(9,736,181)	4,914,121	-50%
Income tax benefit	—	—	—	0%
Loss from continuing operations	(4,822,060)	(9,736,181)	4,914,121	-50%
Loss from discontinued operations	—	(1,252,276)	1,252,276	-100%
Gain on sale of discontinued operations	—	1,534,479	(1,534,479)	-100%
Net loss	$(4,822,060)	$(9,453,978)	$4,631,918	-49%

Sales/Gross Profit

Gross sales for the nine months ended September 30, 2025 and 2024 were $1,525,027 and $71,235, respectively. This increase was principally driven by sales of the products acquired in the Elevai Acquisition. Discounts and allowances related to these sales totaled $85,198 and $38,396 for the nine months ended September 30, 2025 and 2024, respectively. Our net revenue, cost of goods sold, and gross profit on these sales were $1,439,829, $612,885, and $826,944, respectively, for the nine months ended September 30, 2025 and $32,839, $5,132, and $27,707, respectively, for the nine months ended September 30, 2024.

Operating Expenses

Selling and marketing expenses totaled $1,087,351 and $131,107 for the nine months ended September 30, 2025 and 2024, respectively. This increase was driven by our marketing efforts related to the products acquired in the Elevai Acquisition.

Research and development expenses decreased by $180,484 to $684,808 for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024. This decrease was principally driven by the termination of employees in non-core or overlapping business areas at the end of the first quarter of 2024, partially offset by increased costs related to the business acquired in the Elevai Acquisition.

General and administrative expenses were $3,828,753 and $2,957,890 for the nine months ended September 30, 2025 and 2024, respectively. This increase was primarily driven by an increase in costs for legal and other professional fees and services related to merger activities.

Other Income (Expenses), Net

Other income, net, was $14,312 for the nine months ended September 30, 2025, as compared to other expenses, net, of $5,744,560 for the corresponding period of 2024. Other expenses, net, for the nine months ended September 30, 2024 were driven by an unfavorable change in the fair value of the FPA (as defined in Note 2 to the accompanying unaudited condensed consolidated financial statements) of $5,700,451. The FPA matured in October 2024 with no funds due to or from us.

Liquidity, Capital Resources, and Going Concern

As of September 30, 2025, we had cash of $1,109,228 and negative working capital of $3,997,047. In addition, we had a net loss of $4,822,060 and negative cash flows from operations of $3,022,899 for the nine months ended September 30, 2025. Since our inception, we have financed operations principally through our issuances of equity securities. We significantly reduced operating expenses by the elimination of non-core business functions in the first quarter of 2024 and the reduction in expenses resulting from the AxoBio Disposition (as defined in Note 14 to the accompanying unaudited condensed consolidated financial statements).

Late in the second quarter of 2024, we began the launch of our cosmetic skincare products based on the Carmell Secretome™. In addition, we completed the Elevai Acquisition in January 2025. The business acquired in the Elevai Acquisition had revenue of approximately $2.5 million in 2024. Management anticipates that revenue from the continued commercialization of its cosmetic products and the anticipated cost savings from the restructuring activities detailed above will assist us in extending our cash runway. In addition, the pending THPlasma Merger is expected to close in the first quarter of 2026, and we are exploring raising additional capital.

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

Debt

As of September 30, 2025, we had outstanding debt totaling $286,059 related to the financing of premiums on our insurance programs (see Note 9 to the accompanying unaudited condensed consolidated financial statements).

Cash Flows

The following table summarizes our unaudited condensed consolidated cash flows for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
	2025	2024	Change	% Change
Net cash used in operating activities	$(3,022,899)	$(3,121,193)	$98,294	-3%
Net cash used in investing activities	(164,224)	(748,796)	584,572	-78%
Net cash provided by financing activities	4,139,212	2,094,853	2,044,359	98%

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2025 totaled $3,022,899 as compared to $3,121,193 in the same period of 2024. Our net loss from continuing operations decreased from $9,736,181 for the nine months ended September 30, 2024 to $4,822,060 in the comparable period of 2025. For the nine months ended September 30, 2024, we incurred a non-cash loss on the FPA of $5,700,451. In addition, we paid down $1,463,805 of accounts payable and accrued liabilities in the first nine months of 2024. This was partially offset by $1,021,361 in cash flows from the AxoBio business, which was disposed of in March 2024.

Investing Activities

During the nine months ended September 30, 2025, we paid $150,000 of costs related to the Elevai Acquisition and purchased $14,224 of property and equipment. In the nine months ended September 30, 2024, we paid $748,796 of costs in connection with the AxoBio Disposition.

Financing Activities

Net cash provided by financing activities was $4,139,212 and $2,094,853 for the nine months ended September 30, 2025 and 2024, respectively. In the first nine months of 2025, we closed the 2025 Private Placement, sold shares of Common Stock under the ATM Financing for aggregate net proceeds of $3,483,790 and received $1,000,000 in proceeds from the exercise of certain Common Stock Warrants. In the first half of 2024, we received net proceeds from the sale of shares of Common Stock totaling $2,687,225. In addition, loan repayments related to the Company's insurance premium financing programs decreased by $247,794 in the 2025 period, reflecting a lower level of cost financed under our insurance programs.

Contingencies

On November 8, 2023, Puritan (as defined in Note 10 to the accompanying unaudited condensed consolidated financial statements) filed a complaint captioned Puritan Partners LLC v. Carmell Regen Med Corporation et al., No. 655566/2023 (New York Supreme Court, New York County) naming the Company as defendant. In the complaint, Puritan asserts that we breached our obligations under the Convertible Notes and the Convertible Note Warrants (as each such term is defined in Note 10 to the accompanying unaudited condensed consolidated financial statements). Puritan also asserts that we did not comply with our obligation to provide Puritan with 25,000 freely tradable shares of Common Stock on a timely basis. Puritan asserts claims for declaratory judgment, breach of contract, conversion, foreclosure of its security interest, replevin, unjust enrichment, and indemnification, and seeks remedies including damages totaling $2,725,000 through November 1, 2023, additional fees and interest thereafter, costs and attorney’s fees, an order of foreclosure on its security interest, and other declaratory relief. The Company carried an accrual for interest payable of $1,175,845 as of both December 31, 2024 and 2023, related to the Convertible Notes. In July 2024, the Court dismissed four of the eight claims in the complaint without prejudice. The case is currently in the discovery phase with respect to the remaining claims, which is expected to last through the fourth quarter of 2025. We intend to defend ourselves vigorously against this litigation. However, there can be no assurance that this matter will be resolved in our favor, and an adverse outcome could have a material adverse effect on our financial condition.

Contractual Obligations and Commitments

In addition to financing obligations under our debt agreements, our contractual and commercial commitments include expenditures for operating leases and royalty payments. See Note 5 and Note 10 to the accompanying unaudited condensed consolidated financial statements for information on the royalties related to the Asset Purchase Agreement and the Yuva License (as defined in Note 10 to the accompanying unaudited condensed consolidated financial statements).

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2025. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of such date due to the material weaknesses in our internal controls described below. During the course of its evaluation, management identified material weaknesses in the Company’s internal controls over the classification of operating expenses in the second quarter of 2025 and the accounting treatment for a complex transaction in the third quarter of 2025 and in the fourth quarter of 2024. We have addressed these weaknesses by implementing additional review procedures and adopting a policy requiring formal documentation to substantiate the accounting treatment of all material transactions, including references to the relevant authoritative guidance.

Changes in Internal Control Over Financial Reporting

Other than as addressed above, there has been no change in our internal control over financial reporting during the most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

For a description of our material pending legal proceedings, see Note 10 to the accompanying unaudited condensed consolidated financial statements, which are incorporated herein by reference.

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

On July 14, 2025, Longevity entered into the THPlasma Agreement with THPlasma, pursuant to which, if all of the conditions to the Merger Closing are satisfied or waived, Merger Sub will merge with and into THPlasma, with THPlasma surviving as Longevity’s wholly owned subsidiary. Consummation of the THPlasma Merger is subject to certain closing conditions, a number of which are not within Longevity’s control. Any failure to satisfy these required conditions to the Merger Closing may prevent, delay or otherwise materially adversely affect the completion of the transaction. Longevity cannot predict with certainty whether or when any of the required closing conditions will be satisfied or if another uncertainty may arise and cannot assure you that Longevity will be able to successfully consummate the THPlasma Merger as currently contemplated under the THPlasma Agreement or at all.

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

Even if the THPlasma Merger is approved by the THPlasma stockholders and the issuance of the Merger Shares and the Earnout Shares, if any, is approved by the Longevity stockholders, specified conditions must be satisfied or, to the extent permitted by applicable law, waived to complete the THPlasma Merger. These conditions are set forth in the THPlasma Agreement and will be described in further detail in the registration statement on Form S-4 to be filed by Longevity in connection with the THPlasma Merger. Longevity and THPlasma cannot assure you that all of the conditions to the consummation of the THPlasma Merger will be satisfied or waived. If the conditions are not satisfied or waived, the THPlasma Merger may not occur, or the Merger Closing may be delayed.

The THPlasma Merger may be completed even though a material adverse effect may result from the public announcement of the THPlasma Merger, industry-wide changes or other causes.

In general, neither Longevity nor THPlasma is obligated to complete the THPlasma Merger if there is a material adverse effect affecting the other party between July 14, 2025 (the date of the THPlasma Agreement) and the Merger Closing. However, certain types of events are excluded from the concept of a “material adverse effect.” Such exclusions include but are not limited to changes in general economic conditions, industry-wide changes, changes resulting from the public announcement of the THPlasma Merger, natural disasters, pandemics, public health events, other force majeure events, acts or threat of terrorism or war and changes in law or GAAP. Therefore, if any of these events were to occur and adversely affect Longevity or THPlasma, the other party would still be required to consummate the THPlasma Merger notwithstanding such material adverse effects. If any such adverse effects occur and Longevity or THPlasma consummates the Merger Closing, the common stock price of the combined company following the THPlasma Merger (the “Combined Company”) may suffer. This, in turn, may reduce the value of the THPlasma Merger to the stockholders of Longevity, THPlasma, or both.

If Longevity and THPlasma complete the THPlasma Merger, the Combined Company may need to raise additional capital by issuing equity securities or additional debt, which may cause significant dilution to the Combined Company’s stockholders or restrict the Combined Company’s operations.

The Combined Company may need to raise additional capital in the future. In particular, $5 million will be required to satisfy the THPlasma’s obligations to TMG for the License Purchase. Additional financing may not be available to the Combined Company when it is needed or may not be available on favorable terms. To the extent that the Combined Company raises additional capital by issuing equity securities, such financing will cause additional dilution to all stockholders of the Combined Company, including Longevity stockholders and former THPlasma stockholders. It is also possible that the terms of any new equity securities may have preferences over the Combined Company’s common stock. Any debt financing into which the Combined Company enters may involve covenants that restrict its operations. These restrictive covenants may include limitations on additional borrowing and specific restrictions on the use of the Combined Company’s assets, as well as prohibitions on its ability to grant liens, pay dividends, redeem its stock or make investments. In addition, if the Combined Company raises additional funds through licensing arrangements, the terms of such arrangements may not be favorable to the Combined Company.

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

The Longevity board of directors was aware of and considered those interests, among other matters, in reaching its decision to approve and adopt the THPlasma Agreement, approve the THPlasma Merger, and recommend to Longevity stockholders the approval of the issuance of the Merger Shares and the Earnout Shares, if any, to THPlasma stockholders in the THPlasma Merger . These interests, among other factors, may have influenced the directors and executive officers of Longevity to support or approve the THPlasma Merger.

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

The market price of the Common Stock is subject to significant fluctuations. Market prices for securities of pharmaceutical, biotechnology and other life science companies have historically been particularly volatile. In addition, the market price of the Common Stock will likely be volatile based on whether stockholders and other investors believe that Longevity can complete the THPlasma Merger, regain its Nasdaq listing or otherwise raise additional capital to support Longevity’s operations if the THPlasma Merger is not consummated and another strategic transaction cannot be identified, negotiated and consummated in a timely manner, if at all. The volatility of the market price of the Common Stock may be exacerbated by low trading volume. Additional factors that may cause the market price of the Common Stock to fluctuate include:

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

After the completion of the THPlasma Merger, the current Longevity stockholders will generally own a smaller percentage of the Combined Company than their ownership of their respective companies prior to the THPlasma Merger. Immediately after the consummation of the THPlasma Merger, Longevity securityholders as of immediately prior to the THPlasma Merger are expected to own approximately 11% of the outstanding shares of capital stock of the Combined Company on a fully-diluted basis and the former THPlasma securityholders are expected to own approximately 89% of the outstanding shares of capital stock of the Combined Company on a fully-diluted basis, in each case, before the issuance of any Earnout Shares.

During the pendency of the THPlasma Merger, neither Longevity nor THPlasma will be able to enter into a business combination with another party on more favorable terms because of restrictions in the THPlasma Agreement, which could adversely affect their respective business prospects.

Covenants in the THPlasma Agreement impede the ability of Longevity and THPlasma to make acquisitions during the pendency of the THPlasma Merger, subject to specified exceptions. As a result, if the THPlasma Merger is not completed, the parties may be at a disadvantage with respect to their competitors during that period. In addition, while the THPlasma Agreement is in effect, each party is generally prohibited from soliciting, seeking, initiating or knowingly encouraging, inducing or facilitating the communication, making, submission or announcement of any acquisition proposal or acquisition inquiry or taking any action that could reasonably be expected to lead to certain transactions involving a third party, including a THPlasma Merger, sale of assets or other business combination, subject to specified exceptions. Even if such a transaction would be favorable to such party’s stockholders, such party would be unable to pursue it.

Certain provisions of the THPlasma Agreement may discourage third parties from submitting competing proposals, including proposals that may be superior to the transactions contemplated by the THPlasma Agreement.

The terms of the THPlasma Agreement prohibit each of Longevity and THPlasma from soliciting competing proposals or cooperating with persons making unsolicited takeover proposals except in limited circumstances as set forth in the THPlasma Agreement.

Because the lack of a public market for THPlasma Capital Stock makes it difficult to evaluate the fair market value of its capital stock, the value of the Common Stock to be issued to THPlasma stockholders may be more or less than the fair market value of THPlasma Capital Stock.

The outstanding THPlasma Capital Stock is privately held and is not traded on any public market. The lack of a public market makes it difficult to determine the fair market value of THPlasma Capital Stock. Because the percentage of Longevity equity to be issued to THPlasma stockholders was determined based on negotiations between the parties, it is possible that the value of the Common Stock to be issued to THPlasma stockholders will be more or less than the fair market value of THPlasma Capital Stock.

Lawsuits may be filed against Longevity, THPlasma, or any of the members of their respective boards of directors arising out of the THPlasma Merger, which may delay or prevent the THPlasma Merger.

Putative stockholder complaints, including stockholder class action complaints, and other complaints may be filed against Longevity, the Longevity board of directors, THPlasma, the THPlasma board of directors and others in connection with the transactions contemplated by the THPlasma Agreement. The outcome of litigation is uncertain, and Longevity or THPlasma may not be successful in defending against any such future claims. Lawsuits that may be filed against Longevity, the Longevity board of directors, THPlasma, or the THPlasma board of directors could delay or prevent the THPlasma Merger, divert the attention of Longevity’s and THPlasma’s management and employees from their day-to-day business and otherwise adversely affect Longevity and THPlasma financially.

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

Financial projections regarding THPlasma may not prove accurate.

In connection with the THPlasma Merger, THPlasma prepared and considered internal financial forecasts for THPlasma. These financial projections are based on the internal financial model that THPlasma’s management has historically used for strategic planning, were prepared on a standalone basis, without giving effect to the THPlasma Merger and as if THPlasma never contemplated the THPlasma Merger, and do not take into account any of the possible financial and other effects on THPlasma of the THPlasma Merger, the effect on THPlasma of any business or strategic decision or action that has been or will be taken as a result of the THPlasma Agreement having been executed, or the effect of any business or strategic decisions or actions which would likely have been taken if the THPlasma Agreement had not been executed, but which were instead altered, accelerated, postponed or not taken in anticipation of the THPlasma Merger. Further, these financial projections do not take into account the effect on THPlasma of any possible failure of the THPlasma Merger to occur. These financial projections are based on assumptions of THPlasma’s management, including with respect to healthcare markets, manufacturing and sales volume and growth levels, operating results, the success of key commercial initiatives and new product introductions, competitive conditions, technology, availability of capital resources, levels of capital expenditures, and other contractual obligations, supply and demand for, and the price of, infection prevention and control products and services, and other products or services, among other matters.

These financial projections were not prepared with a view to public disclosure, are subject to significant economic, competitive, industry and other uncertainties and may not be achieved in full, within projected timeframes or at all. The failure of THPlasma to achieve projected results could have a material adverse effect on the Combined Company’s financial position after the consummation of the THPlasma Merger.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

Insider Trading Arrangements

During the nine months ended September 30, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 6. Exhibits.

The following exhibits are filed as part of this Quarterly Report:

Number	Description
2.1†

Agreement and Plan of Merger, dated as of July 14, 2025, by and among Longevity Health Holdings, Inc., THP Sub, Inc., True Health Inc. and Truehealth Management Group LLC. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 14, 2025).

2.2

Amendment to Agreement and Plan of Merger, dated as of November 3, 2025, by and among Longevity Health Holdings, Inc., THP Sub, Inc., True Health Inc. and Truehealth Management Group LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 7, 2025).

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

Longevity Health Holdings, Inc.

Date: November 14, 2025	By:	/s/ Rajiv Shukla
Name: Rajiv Shukla
Title: Chairman and Chief Executive Officer

Longevity Health Holdings, Inc.

Date: November 14, 2025	By:	/s/ Bryan J. Cassaday
Name: Bryan J. Cassaday
Title: Chief Financial Officer