Form 10-K
period 2025-12-31
Longevity Health Holdings, Inc.
filed 2026-03-31
CIK 1842939

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Securities registered pursuant to Section 12(b) or Section 12(g) of the Act: None

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

The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant, based on the closing price of the Registrant’s Common Stock as reported on the Nasdaq Capital Market on June 30, 2025, was approximately $3.3 million. This determination of affiliate status is not a determination for other purposes.

The number of shares of Registrant’s Common Stock outstanding as of March 27, 2026 was 2,475,321.

i

PART I

Item 1. Business.

Unless the context requires otherwise, references in this Annual Report on Form 10-K (this “Annual Report”) to the “Company,” “Longevity,” “we,” “us,” or “our,” on or after July 14, 2023 are intended to refer to Longevity Health Holdings, Inc., a Delaware corporation, and its consolidated subsidiaries and prior to such date are intended to refer to Carmell Regen Med Corporation (formerly Carmell Therapeutics Corporation), a Delaware corporation, (“Legacy Carmell”).

Forward-Looking Statements

This Annual Report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In some cases, forward-looking statements can be identified by terminology such as “may,” “might,” “should,” “could,” “will,” “would,” “expect,” “intend,” “plan,” “possible,” “potential,” “predict,” “project,” “anticipate,” “believe,” “estimate,” “continue,” “future,” or the negative of such terms or other similar expressions, but the absence of these words does not mean that a statement is not forward-looking. Such statements include, but are not limited to, statements and expectations regarding our expected future growth and our ability to manage such growth, our estimates regarding anticipated operating losses, future revenue, capital requirements and our needs for, and ability to raise, financing in the future, our success in retaining or recruiting officers, key employees or directors, factors relating to our business, operations and financial performance, including our ability to commercialize our products, market acceptance of our products, our ability to compete effectively, market conditions within our industry, our ability to respond and adapt to change in technology or customer behavior as well as all other statements other than statements of historical fact included in this Annual Report.

The forward-looking statements contained in this Annual Report are based on the Company’s current beliefs, opinions, expectations and projections concerning future developments and events and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements are subject to known and unknown risks, uncertainties, and assumptions about us that may cause actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to, those listed under Part I, Item 1A. “Risk Factors,” Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report and those risks described in our other filings with the U.S. Securities and Exchange Commission (the “SEC”). Given these risks and uncertainties, you should not rely on these forward-looking statements as predictions of future events. The forward-looking statements contained in this Annual Report are made as of the date of this Annual Report. We do not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as may be required under applicable securities laws. Any public statements or disclosures by us following this Annual Report that modify or impact any of the forward-looking statements contained in it will be deemed to modify or supersede such statements in this Annual Report.

Business Overview

We are focused on longevity and healthy aging, encompassing the latest scientific advances in regenerative bio-aesthetics. Our products are aimed at helping people look and feel their best at any age. We currently have two cosmetic product lines, Elevai ExosomesTM and Carmell SecretomeTM, that support skin and hair health. All of our cosmetic skincare and haircare products are tailored to meet the demanding technical requirements of professional care providers and discerning retail consumers. Our product pipeline also includes innovative regenerative bone and tissue healing products on which we have paused further research and development.

Recent Developments

Private Placement

On March 16, 2026 (the “Closing Date”), we closed a private placement (the “PIPE”), whereby we received gross proceeds of approximately $200,000 for the sale of 689,656 shares of our common stock, par value $0.0001 per share (“Common Stock”), at an offering price of $0.29 per share, to International Capital Partners LLC, a Florida limited liability company (“ICP”). The shares of Common Stock were offered and sold in the PIPE in reliance on the exemption from the registration requirements of the Securities Act, pursuant to Section 4(a)(2) thereof and/or Rule 506(c) of Regulation D promulgated thereunder, and applicable state securities laws.

Chairman and Chief Executive Officer Transition

Effective as of the Closing Date, we and Rajiv Shukla, our former Chairman and Chief Executive Officer, mutually agreed that Mr. Shukla would no longer serve as our Chairman, director and Chief Executive Officer. In connection with Mr. Shukla’s separation from the Company, he and the Company entered into a separation and release of claims agreement, dated March 13, 2026, pursuant to which Mr. Shukla will receive a monthly payment of $30,000 for a period of 12 months (the “Severance Period”), beginning in April 2026; provided that the Severance Period will increase to 18 months in the event that, within three months following the effective date of the

Separation Agreement, the Company consummates a transaction or transactions resulting in any “person” (as such term is used in Sections 13(d) and 14(d) of the Exchange Act) becoming a “beneficial owner” (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of the Company representing 50% or more of the total power to vote for the election of directors of the Company. In addition, Mr. Shukla may receive a one-time, lump sum cash payment in satisfaction of his accrued and unpaid bonus in the amount of four hundred and eighty thousand dollars ($480,000) (the “Lump Sum Payment”) upon the closing of a capital raise of at least one million dollars ($1,000,000).

Janakiram Ajjarapu was appointed by the Company’s Board of Directors (the “Board”) as a director of the Company, the Chairman of the Board and the Company’s Chief Executive Officer effective as of the Closing Date. Mr. Ajjarapu is the managing member of, and holds a direct minority membership interest in, ICP and serves as the trustee of a family trust that holds the remaining outstanding membership interests in ICP.

Our Product Portfolio

Elevai ExosomesTM Cosmetic Skincare and Haircare Products

The skincare and haircare products acquired in conjunction with the Elevai Acquisition (as defined in Note 1 to the accompanying consolidated financial statements) in January 2025 utilize Elevai ExosomesTM, which are nano-sized extracellular vesicles containing growth factors, cytokines, peptides, and other small molecules involved in the body’s natural healing process. Our Elevai ExosomesTM are combined with carefully selected, high-quality active ingredients, such as hyaluronic acid and ceramides, to create our skincare and haircare products.

While our products contain no living cells, they leverage the use of ethically sourced and thoroughly tested human umbilical mesenchymal stem cells (“hUMSC”) that we culture in our lab to derive Elevai ExosomesTM. While exosomes are generated using some of the origin cell’s cellular material, the exosomes do not contain cells, nor are they explicitly cellular material. Instead, exosomes represent a powerful, nano-sized, natural delivery mechanism for protecting important biological factors, which enables them to be directed to where they are needed most. The use of exosomes has been found to penetrate the skin better, absorb more easily, and protect the active ingredients fused into our products, including stem cell derived proteins, peptides, and growth factors.

To maintain quality control over our Elevai ExosomesTM commercialization and manufacturing process, we only purchase hUMSCs that are derived and banked by a third-party manufacturer in accordance with Current Good Manufacturing Practices (“cGMP”) regulations. The hUMSCs are shipped to our laboratory, where we similarly operate our lab under strict good laboratory practice (“GLP”) protocols to produce the highest quality of exosomes for our products. Every stem cell line is carefully derived and closely monitored throughout the process by highly trained personnel to help ensure only high-quality stem cells are used to generate Elevai ExosomesTM. We produce our final products in a cGMP-compliant facility inspected by the U.S. Food and Drug Administration (the “FDA”). Not only are all our ingredients and products subject to multiple quality control tests before bottling, but each lot is also tested and batch-numbered to enhance safety and traceability. All Elevai products are manufactured in the United States.

The Elevai ExosomesTM skincare products include Elevai EmpowerTM and Elevai EnfinityTM and were formulated to enhance the outcome for individuals receiving aesthetic treatments who are in need of cosmetics to improve the appearance of skin, in addition to receiving these treatments from a physician or medical spa. Elevai EmpowerTM was developed to provide immediate post-treatment skin support, and Elevai EnfinityTM for ongoing daily aftercare. Both products contain our patent-pending Elevai ExosomesTM.

In addition, we launched our Elevai RenewTM Scalp Serum in the first quarter of 2025, which is also formulated with Elevai ExosomesTM. This product promotes healthy hair growth cycles and noticeable improvement to hair appearance, fullness, and thickness. In addition to Elevai ExosomesTM, our haircare product utilizes the proprietary compounds licensed from Yuva BioSciences, Inc. (“Yuva”). This license provides us with a non-exclusive, non-transferable, non-assignable, royalty-bearing right, with the right to sublicense, certain of Yuva’s intellectual property to develop, manufacture, and commercialize skincare products that contain Yuva’s proprietary compound and the Company’s exosome-based ingredients or skincare products in which Elevai ExosomesTM serve as a carrier for Yuva’s proprietary compound, in each case, in the United States, Canada, and other mutually agreed to territories.

In February 2026, we launched two new products, Elevai HOCL Allantoin Active CleanserTM and Elevai Hyper-Hydrating BoosterTM. Our Elevai HOCL Allantoin Active CleanserTM is a water-based solution designed to neutralize bacteria and soothe inflammation on contact. The formula of our Elevai Hyper-Hydrating BoosterTM mirrors components naturally found in the skin’s outer layer, supporting a smoother, refined appearance while remaining exceptionally lightweight. These new products are sold at a lower price point than our Elevai EmpowerTM and Elevai EnfinityTM products with the intention of introducing our product line to new customers.

To facilitate the launch of these new products, we created the Exosome Treatment Kit, which consists of a single-use tube of Elevai EmpowerTM post-treatment serum, and trial sizes of our Elevai EnfinityTM, Elevai HOCL Allantoin Active CleanserTM and Elevai Hyper-Hydrating BoosterTM products. This kit is being sold to physicians and medical spas for their patients receiving skin treatments.

Carmell SecretomeTM Cosmetic Skincare Products

The Carmell SecretomeTM consists of a potent cocktail of growth factors, proteins, and peptides extracted from allogeneic human platelets. We have leveraged this proprietary formulation to create the world’s first cosmetic skincare line, which supports the body's own innate regenerative healing system. Our team of scientists and engineers has worked on past projects focused on the biologics and medical device space and has extensive experience and technical expertise in creating biologically active materials that are safe and effective. The Carmell SecretomeTM cosmetic skincare products are manufactured in our facilities in the United States.

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

Our Carmell SecretomeTM skincare products use allogeneic platelet-rich plasma (“PRP”) sourced from blood banks registered with the FDA and accredited by the American Association of Blood Banks. Before being processed into the Carmell SecretomeTM, each unit of PRP is individually tested to ensure that it is free from blood-borne pathogens. As an additional safety precaution, the pooled plasma is heat-treated and irradiated to inactivate any viruses. Carmell SecretomeTM manufacturing is a highly controlled process with multiple in-process checks and release testing. Two additional sterilization steps, including gamma irradiation, are incorporated into every batch. Our formulation contains over a thousand growth factors, proteins, and peptides, but no live cells.

Our technology is based on the premise that a healthy human body can heal itself from simple wounds and fight against microbes. Platelets play a key role in both fighting infections and healing. Platelets contain growth factors and other proteins that play a crucial role in the body’s healing response. Growth factors and proteins in PRP have been known to stimulate collagen production, tissue repair, and cell regeneration, which can lead to improved skin texture, reduced appearance of fine lines and wrinkles, and an overall rejuvenation of the skin.

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

Our Carmell SecretomeTM product portfolio includes the following:

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
•
ReTone HP – High potency formula to address skin tone and pigmentation concerns
•
Rapid Recovery Crème– Supports scar and post-aesthetic procedure recovery

Our Markets and Industry

According to a June 2025 study conducted by McKinsey & Company, The State of Fashion: Beauty (Volume 2), the global skincare and haircare market grew 7% annually from 2022 to 2024 and is expected to cool only slightly due to geopolitical and economic uncertainty, with 5% growth annually expected through 2030.

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

In addition to the business-to-business sales channels, certain of our products are available for purchase direct-to-consumer via our online retail websites. Our direct-to-consumer channel allows consumers to purchase our products without the need to visit a medically directed business to make a purchase, or, if they prefer, the ease of purchasing our products online.

We specifically focus on selling our products directly to physicians’ offices and medically directed businesses through our direct sales force, comprised of employed and independently contracted aesthetic account managers. We believe that consumers are increasingly looking to their physicians for advice on cosmetic product selection because they are overwhelmed by the mass marketing that often creates unrealistic expectations and some degree of consumer confusion. Furthermore, we believe consumers are also looking for individualized skincare regimens and want to know from their physicians what works and what does not.

The term “physician-dispensed” refers to a sales channel where cosmetics products are exclusively sold in physician clinics or medically directed businesses by licensed medical professionals, or those that have a medical professional on staff. We include medical spas under this category, such as standalone or hospitality-affiliated clinics focused on cosmetic treatments such as injections, microneedling, and some plastic surgery services.

We believe consumers often turn to cosmetics to enhance the appearance of dull or aging skin and to brighten the skin by lessening the appearance of a myriad of aesthetic concerns such as hyperpigmentation, acne, melasma, and rosacea because these consumers view these products as alternatives to medications and often try cosmetics products before seeking medicinal solutions. We also believe that physicians value topical skincare products formulated with our biotechnology for their complementary aesthetic effects in conjunction with medications to improve skin appearance and to enhance the benefits of in-office procedures. The majority of our Elevai product sales are within the physician-dispensed market, primarily including dermatologists, plastic surgeons, and other physicians who are focused on medical aesthetics and therapeutic skincare, including some physicians practicing in medical aesthetician practices. Our products complement the medical aesthetics services provided in these professional settings.

Our business-to-business sales channel within the physician-dispensed cosmetics skincare market primarily utilizes our trained direct sales force, comprised of employed and independently contracted aesthetic account managers. This business-to-business sales channel is distinct from our leverage of non-exclusive distribution agreements with third-party distributors or resellers, who, in turn, sell our products to end customers. Under distribution agreements, our relationship with the end customer is more indirect because our distributors serve as intermediaries. However, we believe scaling our product lines through larger distribution sales channels will lead to faster brand expansion, recognition, and market reach.

We believe that the objective of the medical aesthetics industry is to offer medical care and education in a setting that includes spa facilities as well as conventional, complementary, and/or alternative aesthetics-focused therapies and cosmetic treatments. These medical aesthetics services include cosmetic procedures, such as microneedling, anti-wrinkle and fine line reduction therapies, acne surgery, fillers, and facial and massage services performed with highly specialized lasers and instruments.

In 2025, we refocused our sales and marketing efforts on the recently acquired Elevai skin and hair care products, which have an established customer base and deemphasized efforts on the Carmell SecretomeTM product line.

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

We have conducted multiple preclinical studies that support our belief that BHA has the potential to heal wounds and accelerate bone healing of high quality, as measured by density, vascularity, and the presence of woven bone. The Company has submitted its BHA product candidate to the FDA as an Investigational New Drug (“IND”) in severe open tibia fractures, and the FDA agreed that the Company could pursue its proposed Phase 2 clinical trial under the IND. The FDA also granted a fast-track designation for the BHA program as the product candidate has the potential to meet a significant unmet need. However, we have deprioritized further research and development of these product candidates and ceased clinical studies to focus our efforts on the commercialization of our cosmetic skincare and haircare product lines.

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

Trademarks and Other Intellectual Property

We believe that our intellectual property has substantial value and will contribute significantly to the success of our business. Our primary trademarks and the associated branding logos are registered or have registrations pending with the U.S. Patent and Trademark Office. Our trademarks are expected to be valuable assets that reinforce the distinctiveness of our brands and our consumers’ perception of our products. In addition to trademark protection, we own several domain names, including the domain names of our e-commerce websites. We also rely on and use commercially reasonable measures to protect our unpatented proprietary technology, which includes our expertise and product formulations, continuing innovation, and other know-how to develop and maintain our competitive position. In addition, the intellectual property related to our BHA and THA products includes twenty-one patents that include exclusive, worldwide licenses from CMU.

Government Regulation

Regulation of Cosmetics

We and our products are subject to various federal, state and international laws and regulations, including regulation in the United States by the FDA, the Consumer Product Safety Commission and the Federal Trade Commission (the “FTC”). These laws and regulations principally relate to the ingredients, proper labeling, advertising, packaging, marketing, manufacture, safety, shipment and disposal of our products.

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

The FDA monitors compliance of cosmetic products through market surveillance and inspection of cosmetic manufacturers and distributors to ensure that the products are not manufactured under unsanitary conditions or labeled in a false or misleading manner. Inspections may also arise from consumer or competitor complaints filed with the FDA. In the event the FDA identifies unsanitary conditions, false or misleading labeling, or any other violation of FDA regulation, the FDA may request, or a manufacturer may independently decide to conduct a recall or market withdrawal of products. In addition, under the Modernization of Cosmetic Regulation Act of 2022 (“MoCRA”), manufacturers of cosmetic products will become subject to more onerous FDA obligations once implemented via regulation, including adverse event reporting and record retention requirements, safety substantiation requirements, facility registration requirements, product listing requirements, mandatory GMP requirements and labeling requirements for certain products. Under MoCRA, the FDA was also granted new enforcement authorities over cosmetics, such as the ability to initiate mandatory recalls and to access certain product records.

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

Regulation of BHA and THA

In the United States, biological products, including our BHA and THA products, are licensed by the FDA for marketing under the Public Health Service Act (the “PHS Act”) and regulated under the FDCA. Both the FDCA and the PHS Act and their corresponding regulations govern, among other things, the testing, manufacturing, safety, purity, potency, efficacy, labeling, packaging, storage, record keeping, distribution, marketing, sales, import, export, reporting, advertising and other promotional practices involving drug and biological products. FDA clearance of an IND must be obtained before initiating clinical testing of biologic products. FDA licensure also must be obtained before marketing biological products. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local, and foreign statutes and regulations requires the expenditure of substantial time and financial resources.

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

Employees and Human Capital

As of March 27, 2026, we have ten full-time employees. Our future performance depends in part on our ability to attract, retain, and motivate qualified employees. We endeavor to offer employees competitive compensation packages and a positive, dynamic, and creative work environment. We believe that we maintain a good working relationship with our employees and have not experienced any difficulty in recruiting staff for our operations.

Corporate Information

Legacy Carmell was incorporated under the laws of the State of Delaware on November 5, 2008. Upon the closing of the Business Combination (as defined in Note 11 to the accompanying consolidated financial statements) on July 14, 2023, Legacy Carmell became a wholly owned subsidiary of Alpha Healthcare Acquisition Corp. III, a Delaware corporation incorporated on January 21, 2021 (“Alpha”), and Alpha subsequently changed its name to “Carmell Corporation” on August 1, 2023. We filed an amendment to our Third Amended and Restated Certificate of Incorporation, as amended, with the Delaware Secretary of State on March 6, 2025, to change our name from “Carmell Corporation” to “Longevity Health Holdings, Inc.”

Our principal corporate office is located at 2403 Sidney Street, Suite 300, Pittsburgh, PA 15203, and our telephone number is (412) 894-8248. Our website is www.carmellcorp.com. The information contained in or accessible from our website is not incorporated by reference in this Annual Report or in any other filings we make with the SEC. We have included our website address in this Annual Report solely as an inactive textual reference.

Item 1A. Risk Factors.

A description of the risks and uncertainties associated with our business and industry is set forth below. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Annual Report, including our audited consolidated financial statements and notes thereto and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Annual Report, before deciding whether to purchase shares of our Common Stock. This description reflects our beliefs and opinions as to factors that could materially and adversely affect us and our securities in the future. References to past events are provided by way of example only and are not intended to be a complete listing or a representation as to whether or not such factors have occurred in the past or their likelihood of occurring in the future. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impact our business operations. If any of the following risks are realized, our business, financial condition, operating results, and prospects could be materially and adversely affected. In that event, the price of our Common Stock could decline, perhaps significantly. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.

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
•
We cannot be certain we will be able to obtain patent protection to protect our products and technology.
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

The cosmetics industry is driven in part by skincare and haircare trends, which may shift quickly. Our continued success depends on our ability to anticipate, gauge, and react in a timely and cost-effective manner to changes in consumer preferences for skincare and haircare products, consumer attitudes toward our industry and brands, and where and how consumers shop for and use these products. With the launch of our first seven skincare products in 2024 and our acquisition of the Elevai ExosomesTM products in January 2025, we must continually establish and enhance the recognition of our brands, maintain a favorable mix of products that are acceptable to the market, continue to develop our approach as to how and where we market and sell our products and work to develop, produce and market new products. We have an established process for the development, evaluation, and validation of our new product concepts. Nonetheless, each new product launch involves risks, as well as the possibility of unexpected results. For example, the acceptance of new product launches and sales to our consumers may not be as high as we anticipate, due to a lack of acceptance of the products themselves or their price, or the limited effectiveness of our marketing strategies. In addition, our ability to launch new products may be limited by our ability to timely manufacture, distribute, and ship new products. In the future, we may also experience a decrease in sales of our existing products as a result of newly launched products. Any of these occurrences could delay or impede our ability to achieve our sales objectives, which could have a material adverse effect on our business, financial condition, and results of operations.

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

We maintain strict quality controls designed in accordance with GMP to ensure the safe procurement and processing of our tissue, including terminal sterilization of our products. These controls are intended to prevent the transmission of communicable diseases. However, risks exist with any human tissue implantation. In addition, negative publicity concerning disease transmission from other companies’ improperly processed donated tissue could have a negative impact on the demand for our products and adversely affect our business, financial condition, and results of operations.

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

As of March 27, 2026, we have ten full-time employees. Losing key personnel or failing to recruit necessary additional personnel would impede our ability to attain our development objectives. There is intense competition for qualified personnel in the aesthetics and biomedical field, and we may not be able to attract and retain the qualified personnel we need to develop our business. We rely on independent organizations, advisors, and consultants to perform certain services for us, including handling substantially all aspects of regulatory compliance and conducting our clinical validation and testing, and we expect to rely on organizations and individuals for the marketing and sales of our products. We expect that this will continue to be the case. Such services may not always be available to us on a timely basis, which may limit or delay our ability to develop or commercialize our products.

Certain of our directors serve as officers, directors, scientific advisors, or consultants of other healthcare and life science companies, or institutes that might be developing competitive products. None of our directors are obligated under any agreement or understanding with us to make any additional products or technologies available to us. Similarly, we can give no assurances, and we do not expect, and investors should not expect, that any biomedical or pharmaceutical product or technology identified by any of our directors or affiliates in the future would be made available to us other than corporate opportunities. We can give no assurances that any such other companies will not have interests that are in conflict with their interests.

We rely on third parties to supply certain raw materials and packaging components and to manufacture and package certain of our products, and if our third-party vendors do not timely supply these products or perform these services, it may delay or impair our ability to develop, manufacture, market, and deliver our products.

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

We expect to devote substantial financial resources to our ongoing and planned activities, particularly in order to continue developing and commercializing our cosmetic products going forward. We expect our expenses to increase in connection with our ongoing activities, particularly as we launch our additional skincare products in 2026. We also expect to incur additional commercialization expenses related to product manufacturing, sales, marketing, and distribution. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. To obtain such funding, we may need to engage in equity, equity-linked, or debt financings, including for possible use in acquisitions. If we raise additional funds through future issuances of equity, equity-linked, or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our Common Stock. Given current uncertainty in the capital markets and other factors, such funding may not be available on terms favorable to us or at all.

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

In addition, disputes may also arise between us and our investors or lenders. For example, the Holders (as defined in Note 11 to the accompanying consolidated financial statements) have alleged that, among other claims, we owe additional payment of principal and interest on the Convertible Notes (as defined in Note 11 to the accompanying consolidated financial statements) and that, under the terms of the Convertible Note Warrants (as defined in Note 11 to the accompanying consolidated financial statements), we are required to repurchase such Convertible Note Warrants at a purchase price equal to the Black-Scholes Value of the unexercised portion of such Convertible Note Warrants as of the closing of the Business Combination. One of the Holders has filed suit seeking to recover such amounts allegedly owed. See Note 11 to the accompanying consolidated financial statements for additional details. There can be no assurance that these or similar matters will not result in expensive arbitration, litigation, or other dispute resolution, including, but not limited to, the litigation filed by Puritan (as defined in Note 11 to the accompanying consolidated financial statements), which may not be resolved in our favor and may adversely impact our financial condition.

We may engage in strategic transactions that could impact our liquidity, increase our expenses, and present significant distractions to our management.

From time to time, we may consider strategic transactions, such as acquisitions of companies, divestitures or sales of assets or business lines, business combinations, asset purchases, and out-licensing or in-licensing of products, product candidates, or technologies. Additional potential transactions that we may consider include a variety of different business arrangements, including strategic partnerships, joint ventures, restructurings, divestitures, business combinations, and investments. Any such transaction may require us to incur non-recurring or other charges, may increase our near- and long-term expenditures, and may pose significant integration challenges or disrupt our management or business, which could adversely affect our business, financial condition, and results of operations. Furthermore, separating a business or subsidiary may involve challenges related to disentangling operations, personnel, intellectual property, contractual arrangements, financial reporting systems and other infrastructure and may result in the loss of operational or strategic benefits previously realized from the combined organization.

These transactions may entail numerous operational and financial risks, including:

•
exposure to unknown liabilities;
•
disruption of our business and diversion of our management’s time and attention;
•
incurrence of substantial debt or dilutive issuances of equity securities to pay for such transactions;
•
higher-than-expected transaction and integration costs;
•
write-downs of assets or goodwill or impairment charges;
•
increased amortization expenses;
•
difficulty and cost in combining the operations and personnel of any acquired businesses or product lines with our operations and personnel;
•
impairment of relationships with key suppliers or customers of any acquired businesses or product lines due to changes in management and ownership;
•
inability to retain key employees of any acquired businesses;
•
post-closing disputes or litigation;
•
indemnification obligations related to divested businesses; and
•
risk that such transactions may fail to qualify for the intended tax treatment for U.S. Federal income tax purposes, and the possibility that the full tax benefits anticipated to result from such transactions may not be realized.

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

In recent years, the U.S. market has experienced cyclical or episodic downturns, and worldwide economic conditions remain uncertain and volatile, as a result of current geopolitical conditions including the Iran conflict, the Israel-Hamas war, the ongoing Russia-Ukraine war and conflict geopolitical tensions between the United States and China, the imposition and threat of tariffs and other trade restrictions by the U.S. government and foreign governments, instability in the U.S. and global banking systems, high levels of inflation, high interest rates, the downgrading of the U.S.’s credit rating and the possibility of a recession. A decline in economic conditions, such as recession, economic downturn, and/or inflationary conditions in the U.S., could adversely and negatively impact our financial condition, results of operations, and cash flow.

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

Additional state and federal requirements may be imposed on consumer products as well as cosmetics, cosmetic ingredients, or the labeling and packaging of products intended for use as cosmetics. For example, on December 29, 2022, Congress enacted the MoCRA. MoCRA created new compliance requirements for manufacturers of cosmetic products in the United States and also significantly expanded the FDA’s authority to oversee and regulate cosmetics. Under MoCRA, companies must comply with new requirements for cosmetics, such as new labeling requirements for certain products, safety substantiation, facility registration, product listing, adverse event reporting, good manufacturing practice requirements, and mandatory recalls. In addition, MoCRA provided the FDA with new enforcement authorities over cosmetics, such as the ability to initiate mandatory recalls and to obtain access to certain product records. Many of the requirements become applicable on December 29, 2023, with some of the requirements, such as those relating to labeling, scheduled to become applicable later in 2024 and 2025.

The FDA was required under MoCRA to propose mandatory GMPs for cosmetics by December 29, 2025, a deadline that has been delayed multiple times, and the regulations are still forthcoming. In addition, as of July 1, 2024, parties that operate facilities engaged in the manufacturing or processing of cosmetic products for distribution in the United States are required to register such facilities with the FDA every two years, submit product listing information to the FDA and provide annual updates to such information. While we have met the registration requirements and expect to meet the GMP requirements, we are unable to ascertain at this time the full impact that complying with any new MoCRA requirements will have on our business. Compliance with the new requirements may further increase the cost of manufacturing certain of our products and could have a material adverse effect on our business, financial condition, and results of operations.

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

Business interruptions could adversely affect future operations and financial conditions and may increase our costs and expenses.

Our operations, and those of our directors, employees, advisors, contractors, consultants, and collaborators, could be adversely affected by earthquakes, floods, hurricanes, typhoons, other extreme weather conditions, fires, water shortages, power failures, business systems failures, medical epidemics or pandemics, such as the COVID-19 pandemic, and other natural and man-made disaster or business interruptions, many of which are beyond our and such third parties’ control. Our phones, electronic devices, and computer systems, and those of our directors, employees, advisors, contractors, consultants, and collaborators, are vulnerable to damage, theft and accidental loss, negligence, unauthorized access, terrorism, war, electronic and telecommunications failures, and other natural and man-made disasters. These locations may be subject to additional security and other risk factors due to the limited control of our employees. If such an event as described above were to occur in the future, it may cause interruptions in our operations, delay research and development programs, clinical validation, regulatory compliance activities, manufacturing and quality assurance activities, sales and marketing activities, hiring, training of employees and persons within associated third parties, and other business activities.

Likewise, we rely and will continue to rely on third parties to conduct clinical trials, and similar events as those described in the prior paragraph relating to their business systems, equipment, and facilities could also have a material adverse effect on our business. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability, and the further development, commercialization, marketing, and sales of our products could be delayed or altogether terminated.

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

The intellectual property environment in our industry is particularly complex, constantly evolving, and highly fragmented. Other companies and institutions have issued patents and have filed or will file patent applications that may issue into patents that cover or attempt to cover products, processes, or technologies similar to ours. We have not conducted freedom-to-use patent searches on all aspects of our cosmetic products, and may be unaware of relevant patents and patent applications of third parties. In addition, the freedom-to-use patent searches that have been conducted may not have identified all relevant issued patents or pending patent applications. We cannot provide assurance that our cosmetic products or proposed products will not ultimately be held to infringe one or more valid claims owned by third parties, which may exist or come to exist in the future, or that, in such case, we will be able to obtain a license from such parties on acceptable terms.

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

Our research, development, and commercialization activities may infringe or otherwise violate or be alleged to infringe or otherwise violate patents owned or controlled by other parties. Competitors in the field of aesthetics and cosmetics have developed large portfolios of patents and patent applications in fields relating to our business. Additionally, there may also be patent applications that have been filed but not published that, when issued as patents, could be asserted against us. These third parties could bring claims against us that would cause us to incur substantial expenses and, if successful against us, could cause us to pay substantial damages and/or we could be forced to stop or delay research, development, manufacturing, or sales of the product that is the subject of the suit. Further, if a patent infringement suit were brought against us, during the pendency of the litigation, we could be forced to stop or delay research, development, manufacturing, or sales of the product that is the subject of the suit. If our products, methods, processes, and other technologies are found to infringe the rights of other parties, we could be required to pay damages or may be required to cease using the technology or to license rights from the prevailing party. Any prevailing party may be unwilling to offer us a license on commercially acceptable terms.

We cannot be certain we will be able to obtain and maintain patent protection to protect our products and technology.

We cannot be certain that all patents applied for will be issued or that our existing patents can be maintained. If a third party has also filed a patent application relating to an invention claimed by us or one or more of our licensors, we may be required to participate in an interference or derivation proceeding declared or instituted by the U.S. Patent and Trademark Office, which could result in substantial uncertainties and costs for us, even if the eventual outcome is favorable to us. The degree of future patent protection for our cosmetic products and technology is uncertain. For example:

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

Defending against such allegations and litigation could be costly, affect our results of operations, divert the attention of managerial and scientific personnel, and have an adverse impact on our ability to bring products to market. Some of these third parties may be better capitalized and have more resources than us. In that event, we are to infringe or violate a third party’s intellectual property rights, we may need to halt commercialization of the relevant cosmetic product(s), obtain a license, which may not be available to us on commercially reasonable terms, and redesign or rebrand our marketing strategy or cosmetic products, which may not be possible or may be costly. In addition, there is a risk that a court will order us to pay the other party damages for having violated or infringed upon the other party’s intellectual property rights.

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

Our success depends in part on our ability to protect our intellectual property rights. We rely on a combination of trademarks, trade secrets, confidential proprietary information, domains, licensed patent rights, and other intellectual property rights to protect our intellectual property. We may be subject to competition despite the existence of intellectual property we license or own. We can give no assurance that our intellectual property will be sufficient to prevent third parties from designing around the patents we own or license and developing and commercializing competitive products. The existence of competitive products that avoid our intellectual property could materially adversely affect our operating results and financial condition. Furthermore, limitations, or perceived limitations, in our intellectual property may limit the interest of third parties to partner, collaborate, or otherwise transact with us if third parties perceive a higher than acceptable risk to the commercialization of our products or future products.

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

Changes to patent law, for example, the Leahy-Smith America Invests Act, AIA or Leahy-Smith Act, of 2011 and the Patent Reform Act of 2009 and other future articles of legislation in the U.S., may substantially change the regulations and procedures surrounding patent applications, issuance of patents, prosecution of patents, challenges to patent validity, and patent enforcement. We can give no assurances that our patents and those of our licensor(s) can be defended or will protect us against future intellectual property challenges, particularly as they pertain to changes in patent law and future patent law interpretations.

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

We are presently dependent largely upon the experience, abilities, and continued services of our senior management, including our Chief Executive Officer, Janakiram Ajjarapu. The loss of services of Mr. Ajjarapu could have a material adverse effect on our business, financial condition, or results of operation. Other key executives are important to our ongoing capability to develop, commercialize, and, if necessary, obtain regulatory approval for our cosmetic products. The competition for executive talent may make it difficult to replace any of these key positions in a timely manner. We do not maintain “key employee” insurance policies on any of our executive officers that would compensate us for the loss of their services. The time and cost required to replace a key employee may have a material adverse effect on our results of operations and financial condition.

Management has concluded that there is substantial doubt about our ability to continue as a going concern.

The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern, which assumes the realization of assets and the satisfaction of liabilities in the normal course of business. As of December 31, 2025, we had negative net working capital of $5,966,168 and a net loss from continuing operations of $6,905,282, and negative net cash flow from operations of $3,329,266 for the year ended December 31, 2025. We have historically relied on raising capital to fund our operations. Based on our working capital balance as of December 31, 2025 and projected cash needs for the next twelve months, our management estimates that we will need to raise additional capital to cover operating and capital requirements. Management will need to raise the additional funds through issuing additional shares of Common Stock or other equity securities or obtaining debt financing. There can be no assurance that any required future financing can be successfully completed on a timely basis or on terms acceptable to us. Based on these circumstances, management has determined there is substantial doubt about our ability to continue as a going concern.

The accompanying consolidated financial statements do not include any adjustments that may be necessary should we be unable to continue as a going concern.

We may become involved in litigation that may materially adversely affect us.

From time to time, we may become involved in various legal proceedings relating to matters incidental to the ordinary course of our business, including intellectual property, commercial, product liability, employment, class action, whistleblower, stockholder derivative suits, and other litigation and claims, and governmental and other regulatory investigations and proceedings. The Holders of the Convertible Notes have alleged that we owe additional principal and interest thereon and are required to repurchase the Convertible Note Warrants. Puritan has filed suit seeking to recover such amounts allegedly owed. Our management believes that our obligations under the Convertible Notes have been satisfied and that no additional payments are due to the Holders, and we have conveyed our position to the Holders. Nevertheless, we cannot assure you that we will prevail. Such matters can be time-consuming, divert management’s attention and resources, cause us to incur significant expenses or liability, or require us to change our business practices. Because of the potential risks, expenses, and uncertainties of litigation, we may, from time to time, settle disputes, even where we believe that we have meritorious claims or defenses. Because litigation is inherently unpredictable, we cannot assure you that the results of any of these actions will not have a material adverse effect on our business.

We have a history of net losses, and we may not be able to achieve or maintain profitability in the future.

We have incurred net losses each year since our inception, and we may not be able to achieve or maintain profitability in the future. For the years ended December 31, 2025 and 2024, we had a loss from continuing operations of $6,905,282 and $10,650,464, respectively, and negative cash flows from operations of $3,329,266 and $3,893,256, respectively. To date, we have financed our operations primarily through the sale of equity securities and convertible debt. We have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and clinical trials, and we anticipate that our expenses will continue to increase over the next several years as we continue to develop and launch our cosmetic products, expand into new markets and increase our sales and marketing efforts. These efforts may be more costly than we expect and may not result in increased revenue or growth in our business. Accordingly, we expect to continue to incur substantial operating losses for the foreseeable future, which may fluctuate significantly from quarter to quarter and year to year.

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

Our overall performance depends, in part, on worldwide economic conditions. The U.S. and global markets have experienced cyclical or episodic downturns, and worldwide economic conditions remain uncertain and volatile, as a result of current geopolitical conditions including the Iran conflict, the Israel-Hamas war, the ongoing Russia-Ukraine war and geopolitical tensions between China and the U.S., the imposition and threat of tariffs and other trade restrictions by the U.S. government and foreign governments, instability in the U.S. and global banking systems, high levels of inflation, high interest rates, the downgrading of the U.S.’s credit rating and the possibility of a recession. Impacts of such economic weakness include:

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

Our internal computer systems, and those of our business vendors on which we may rely, are vulnerable to damage from computer viruses, unauthorized access, natural disasters, fire, terrorism, war, and telecommunication and electrical failures. We exercise little or no control over these third parties, which increases our vulnerability to problems with their systems. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs. Any interruption or breach in our systems could adversely affect our business operations or result in the loss of critical or sensitive confidential information or intellectual property and could result in financial, legal, business and reputational harm to us or allow third parties to gain material, inside information that they use to trade in our securities. To the extent that any disruption or security breach results in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability, the further development of our cosmetic products could be delayed, and our business could be otherwise adversely affected.

We will need to grow the size of our organization in the future, and we may experience difficulties in managing this growth.

As of March 27, 2026, we have ten full-time employees. We will need to grow the size of our organization in order to support our continued development and commercialization of our cosmetic products. As our development and commercialization plans and strategies continue to develop, our need for additional managerial, operational, manufacturing, sales, marketing, financial, and other resources will increase. Our management, personnel, and systems currently in place will not be adequate to support this future growth. Future growth would impose significant added responsibilities on members of management, including:

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

Our largest stockholder will have the ability to influence the outcome of director elections and other matters requiring stockholder approval.

Upon the closing of the PIPE, Janakiram Ajjarapu became a beneficial owner of approximately 27.9% of the outstanding shares of our Common Stock immediately following such transaction. As such, Mr. Ajjarapu could exert substantial influence over matters requiring approval by our stockholders. This concentration of ownership may limit or preclude your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or any other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may believe are in your best interest as one of our stockholders.

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

Pursuant to the warrant agreement entered into upon closing of the IPO, we agreed to file a registration statement with the SEC to register the issuance of the shares of Common Stock upon exercise of the warrants issued in the IPO. We prepared and filed such registration statement on August 7, 2023. The registration statement was not declared effective by the 60th business day following the closing of the Business Combination. On October 15, 2025, we submitted a request to the SEC to withdrawal the registration statement because we had decided not to pursue the offering due to business decisions. As a result, until a subsequent registration statement is filed with, and declared effective by, the SEC, such warrants may be exercised by the holders thereof on a cashless basis.

We may incur substantial costs in connection with the filing of any such registration statement and completion of the SEC review process. In addition, for as long as the warrants remain exercisable on a cashless basis until the effectiveness of the registration statement, we would not be able to receive any cash proceeds from the exercise thereof, preventing such potential proceeds from improving our liquidity position. Any shares issuable upon exercise of the warrants, for cash or on a cashless basis, would also increase the number of shares outstanding and available for sale, which could result in downward pressure on the price of our Common Stock.

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

Item 1B. Unresolved Staff Comments.

None

Item 1C. Cybersecurity.

Managing cybersecurity risk is a crucial part of our overall strategy for safely operating our business. We incorporate cybersecurity practices into our Enterprise Risk Management (“ERM”) approach.

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
•
Incident Response Planning: We have established and maintain incident response plans that direct our response to cybersecurity events and incidents. Such plans include the protocol by which a material incident would be communicated to executive management, our Board, external regulators, and stockholders.

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

Our CFO is principally responsible for overseeing our cybersecurity risk management program in partnership with other Company management. We believe our CFO has the appropriate expertise, background, and depth of experience to manage risks arising from cybersecurity threats. Our CFO’s relevant expertise includes prior oversight of information security and technology controls in senior finance roles, experience implementing and monitoring internal controls over financial reporting that depend on information systems, auditing information system controls and participating in ongoing cybersecurity and data‑protection training. Our CFO collaborates with other Company business leaders and our third-party service provider to maintain a program designed to manage our exposure to cybersecurity risks and to respond to cybersecurity incidents promptly.

As of the date of this Annual Report, we are not aware of any cybersecurity incidents that have materially affected or are reasonably likely to materially affect the Company, including our business strategy, results of operations, or financial condition.

Item 2. Properties.

Our corporate headquarters, research and development, and manufacturing facilities are located in Pittsburgh, Pennsylvania, where we lease approximately 6,432 square feet of space. This lease expires in December 2028. We believe that our existing facilities are adequate to support our operations.

Item 3. Legal Proceedings.

The information under the headings “January 2022 Convertible Notes” in Note 11 - Contingencies in the notes to the accompanying consolidated financial statements is incorporated herein by reference.

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market information for Common Stock

Our common stock is currently quoted on the OTCQB® Venture Market operated by OTC Markets Group, Inc. (the “OTCQB Market”), trading under the symbol XAGE. Any over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Holders of record

As of March 27, 2026, the approximate number of holders of record of our Common Stock was 204. This number does not include beneficial owners whose shares are held by nominees in street name.

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

Item 6. [Reserved]

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying consolidated financial statements and the related notes contained in Part II, Item 8 of this Annual Report. Certain information in this discussion and analysis, or as set forth elsewhere in this Annual Report, contains forward-looking statements that involve numerous risks and uncertainties, including, but not limited to, those described under the section entitled “Forward-Looking Statements” in Part I, Item 1. “Business” in this Annual Report and under Part I, Item 1A. “Risk Factors” in this Annual Report. We assume no obligation to update any of these forward-looking statements. Actual results may differ materially from those contained in any forward-looking statements.

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

Recent Developments

Private Placement

On the Closing Date, we closed the PIPE, whereby we received gross proceeds of approximately $200,000 for the sale of 689,656 shares of Common Stock at an offering price of $0.29 per share to ICP. The shares of Common Stock were offered and sold in the PIPE in reliance on the exemption from the registration requirements of the Securities Act, pursuant to Section 4(a)(2) thereof and/or Rule 506(c) of Regulation D promulgated thereunder, and applicable state securities laws.

Chairman and Chief Executive Officer Transition

Effective as of the Closing Date, we and Rajiv Shukla, our former Chairman and Chief Executive Officer, mutually agreed that Mr. Shukla would no longer serve as our Chairman, director and Chief Executive Officer. In connection with Mr. Shukla’s separation from the Company, he and the Company entered into a separation and release of claims agreement, dated March 13, 2026, pursuant to which Mr. Shukla will receive a monthly payment of $30,000 for the Severance Period, beginning in April 2026; provided that the Severance Period will increase to 18 months in the event that, within three months following the effective date of the Separation Agreement, the Company consummates a transaction or transactions resulting in any “person” (as such term is used in Sections 13(d) and 14(d) of the Exchange Act becoming a “beneficial owner” (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of the Company representing 50% or more of the total power to vote for the election of directors of the Company. In addition, Mr. Shukla may receive the Lump Sum Payment upon the closing of a capital raise of at least one million dollars ($1,000,000).

Effective as of the Closing Date, the Board appointed Janakiram Ajjarapu as a director of the Company, our Chairman and our Chief Executive Officer. Mr. Ajjarapu is the managing member of, and holds a direct minority membership interest in, ICP and serves as the trustee of a family trust that holds the remaining outstanding membership interests in ICP.

Nasdaq Delisting Notices

On September 10, 2025, we received a letter from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”), notifying us that the Nasdaq Hearings Panel had determined to delist our securities from Nasdaq and that trading in our securities was suspended at the opening of trading on September 12, 2025, as we failed to regain compliance with Nasdaq Listing Rules 5550(a)(2) and 5550(b)(2). Our securities are now quoted on the OTCQB.

Termination of THPlasma Merger Agreement

On July 14, 2025, we entered into an Agreement and Plan of Merger, dated July 14, 2025, by and among the Company, THP Sub, Inc., a Delaware corporation and a wholly owned subsidiary of the Company (“Merger Sub”), True Health Inc., a Delaware corporation (“True Health”), and Truehealth Management Group LLC, a Delaware limited liability company (“TMG”), as amended by the Amendment to Agreement and Plan of Merger, dated November 3, 2025 (the “Merger Agreement”), providing for, among other matters, and subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, the merger of Merger Sub with and into True Health (the “Merger”), with True Health continuing as a wholly owned subsidiary of the Company and the surviving company of the Merger. Pursuant to the terms of the THPlasma Agreement, either party was permitted to terminate the agreement if the Merger had not been consummated by November 30, 2025. As the Merger was not consummated by such date, on December 8, 2025, the Company provided notice of termination of the Merger Agreement to True Health in accordance with such provision. No termination fee was payable by either party in connection with the termination of the Merger Agreement.

Termination of 20/20 Biolabs Merger Agreement

On April 11, 2025, Longevity and 20/20 Biolabs, Inc., a Delaware corporation (“Biolabs”), entered into an Agreement and Plan of Merger, dated April 11, 2025, by and among Longevity, Biolabs, our wholly-owned merger subsidiary (“Biolabs Merger Sub”), and Jonathan Cohen, as the Stockholder Representative, as amended by the Amendment No. 1 to the Merger Agreement, dated June 24, 2025 (the “Biolabs Agreement”), providing for, among other matters, the merger of Biolabs Merger Sub with and into Biolabs, with Biolabs as the surviving corporation and a wholly-owned subsidiary of Longevity. On July 8, 2025, the Biolabs Agreement, as amended, automatically terminated in accordance with its terms. No termination fee or other payment was due to any party to the Biolabs Agreement from any other party thereto as a result of the termination.

Reverse Stock Split

On May 12, 2025 (the “Split Effective Time”), we effected a reverse stock split of our Common Stock at a ratio of 1:30 (the “Reverse Stock Split”). At the Split Effective Time, every 30 shares of our Common Stock issued and outstanding immediately prior to the Split Effective Time were automatically combined into one issued and outstanding share of Common Stock without any change in the par value per share or the total number of authorized shares. Proportional adjustments were made to the number of shares of Common Stock issuable upon exercise of our outstanding stock options and warrants, as well as the applicable exercise prices, and to the number of shares issuable under our 2023 Long-Term Incentive Plan. All share numbers and per share amounts in this Annual Report have been restated to reflect the Reverse Stock Split.

ATM Facility

In May 2025, we sold 479,621 shares of Common Stock at prices ranging from $3.36 to $4.09 (with an average price of $4.08) per share through an at-the-market equity offering facility (the “ATM Financing”). Gross proceeds from the sale of Common Stock under the ATM Financing totaled $1.96 million, prior to deducting fees of $0.06 million paid to the sales agent, Brookline Capital Markets, a division of Arcadia Securities, LLC (“Brookline”), and other offering expenses of $0.14 million payable by us. Brookline is a related party as a member of the Board is a managing partner of Brookline.

Elevai Acquisition

On January 16, 2025 (the “Elevai Closing Date”), we completed, through our wholly owned subsidiary, Elevai Skincare, Inc. (formerly Cutis Cura Corporation), a Delaware corporation (the “Buyer”), the acquisition of substantially all of the assets (the “Purchased Assets”), and assumption of certain of the liabilities (the “Assumed Liabilities”), of PMGC Holdings Inc., a Nevada corporation and successor to Elevai Labs Inc., a Delaware corporation (the “Parent”), and PMGC Impasse Corp. (formerly Elevai Skincare, Inc.), a Delaware corporation and a wholly owned subsidiary of Parent (the “Seller”), related to the Seller’s skincare and haircare business (“Elevai Skincare”) pursuant to an Asset Purchase Agreement, dated as of December 31, 2024 (the “Asset Purchase Agreement”), by and among Longevity, the Buyer, the Parent and the Seller (the “Elevai Acquisition”).

Upon the closing of the Elevai Acquisition (the “Elevai Closing”), the purchase consideration consisted of (i) 38,308 shares of Common Stock issued to the Seller (the “Closing Shares”) at the Elevai Closing, as well as 3,927 additional shares of Common Stock to be withheld by us for 12 months after the Elevai Closing to secure the indemnification obligations of the Seller and Parent under the Asset Purchase Agreement; (ii) Buyer’s assumption of the Assumed Liabilities; and (iii) $56,525 in cash to be paid within 60 days following the sale by the Buyer of all 7,500 units of the Enfinity product and 20,000 tubes of the Empower product included in the Purchased Assets as of the Elevai Closing. Following the Elevai Closing, the Buyer will pay the following additional earnout consideration for the Purchased Assets, if and when payable: (a) the Buyer will pay to the Seller, for each year ending on the anniversary of the Elevai Closing Date during the five-year period following the Elevai Closing, an amount, if any, equal to 5% of the Net Sales (as defined in the Asset Purchase Agreement) of the Buyer generated during such year from Seller’s existing products as of the Elevai Closing (the “Royalties”); and (b) the Buyer will pay to the Seller a one-time payment of $500,000 if the Buyer achieves $500,000 in net revenue from sales of the Seller’s existing hair and scalp products as of the Elevai Closing on or before the 24-month anniversary of the Elevai Closing Date. In January 2026, we issued the 3,927 additional shares of Common Stock that were withheld at the Elevai Closing.

Private Placement

On January 2, 2025, we closed on a private placement in which we sold and issued (i) an aggregate of 268,840 shares of Common Stock at an offering price of $6.90 per share, and (ii) warrants to purchase up to an aggregate of 268,840 shares of Common Stock at an exercise price of $6.90 (the “Common Stock Warrants”) (such transaction, the “2025 Private Placement”). The aggregate gross proceeds from the 2025 Private Placement were approximately $1,851,849. In conjunction with the 2025 Private Placement, the Company paid $127,925 in fees and $60,000 in legal costs to Brookline. A total of $214,239 of costs was recorded as a reduction of the gross proceeds received.

The Common Stock Warrants have a five-year term and became exercisable upon stockholder approval, which occurred in March 2025. The Common Stock Warrants also contain certain provisions that, in the event of a stock split, result in the exercise price and number of shares of Common Stock issuable upon exercise of such warrants being subject to a proportionate adjustment, as well as a down-round provision. In connection with the closing of the 2025 Private Placement, the Company issued a warrant to purchase an aggregate of 18,541 shares of Common Stock to Brookline (the “Placement Agent Warrant”). The Placement Agent Warrant has an exercise price of $6.90 and a term of five years and became exercisable six months after issuance. The Placement Agent Warrant contains the same terms as the Common Stock Warrants regarding the adjustment in the event of a stock split and the down-round provision. The fair value of the Placement Agent Warrant at issuance was approximately $311,000.

Upon the Reverse Stock Split, the adjustment provision for the Common Stock Warrants and Placement Agent Warrant was triggered. As a result, the total shares issuable on exercise of the Common Stock Warrants and Placement Agent Warrant increased to 473,220 and 32,643, respectively, and the exercise price of each was reduced to $3.92. The incremental consideration for the Placement Agent Warrant related to such adjustment was approximately $26,000. As a result of shares sold as part of the ATM Financing, the adjustment provision on the Common Stock Warrants and the Placement Agent Warrant was triggered. As a result, the exercise price of such warrants was reduced to $3.36, and the total shares issuable on exercise of the Common Stock Warrants and the Placement Agent Warrant increased to 552,798 and 38,131, respectively. The incremental consideration for the Placement Agent Warrant related to such adjustment was approximately $6,000.

Impact of Macroeconomic Events

Economic uncertainty in various global markets caused by political instability and conflicts, such as the Iran conflict, the Israel-Hamas war, the ongoing Russia-Ukraine war and the related sanctions imposed against Russia, geopolitical tensions between the United States and China, the imposition and threat of tariffs and other trade restrictions by the U.S. government and foreign governments and related trade tensions have led to market disruptions, including significant volatility in commodity prices, credit and capital market instability, supply chain interruptions, high levels of inflation and fluctuating interest rates. Our business, financial condition, and results of operations could be materially and adversely affected by further negative impacts on the global economy and capital markets resulting from these global economic conditions, particularly if such conditions are prolonged or worsen. Although to date, our results of operations have not been materially impacted by these global economic and geopolitical conditions, it is impossible to predict the extent to which our operations may be impacted in the short- and long-term. The extent and duration of these market disruptions are impossible to predict. Any such disruptions may also magnify the impact of other risks described or incorporated by reference in Part I, Item 1A. “Risk Factors” in this Annual Report.

Critical Accounting Policies and Estimates

This discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported revenue, expenses and net loss incurred during the reporting periods. Our estimates are based on our historical experience and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Going Concern and Management Plan

The consolidated financial statements included elsewhere herein for the year ended December 31, 2025, were prepared under the assumption that we would continue our operations as a going concern, which contemplates the realization of assets and the satisfaction of liabilities during the normal course of business. As of December 31, 2025, we had negative net working capital of $5,966,168 and a net loss from continuing operations of $6,905,282 and negative net cash flow from operations of $3,329,266 for the year ended December 31, 2025.

We have incurred substantial recurring losses from continuing operations, have used, rather than provided, cash from our continuing operations, and are dependent on additional financing to fund future operations. These conditions raise substantial doubt about our ability to continue as a going concern within one year after the date the financial statements are issued. The consolidated financial statements included elsewhere herein do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

As more fully described above, we closed an offering of Common Stock and Common Stock Warrants on January 2, 2025 in the 2025 Private Placement, resulting in gross proceeds to us of approximately $1.85 million and sold shares of Common Stock under the ATM Financing in May 2025, resulting in gross proceeds to us of approximately $1.96 million. In addition, we closed the Elevai Acquisition on January 16, 2025, as described above. Elevai Skincare’s skincare and haircare products generated revenue of approximately $1.89 million in 2025. The Company also received $1.0 million in proceeds from the exercise of certain of the Common Stock Warrants in July 2025, as detailed in Note 13 to the accompanying consolidated financial statements.

Management’s plans that may alleviate substantial doubt about our ability to continue as a going concern include the acquisition of cash flow generating assets or businesses and raising additional debt or equity financing. Although the Company has been successful in raising capital in the past and expects to do so in the future, there are no guarantees that it will be able to raise funds as anticipated.

Comparison of Results of Operations for the Years Ended December 31, 2025 and 2024

The following table sets forth our results of operations for the years ended December 31, 2025 and 2024:

	Year Ended December 31,			%
	2025	2024	Change	Change
Gross sales	$2,152,268	$90,829	$2,061,439	2,270%
Discounts and allowances	(239,457)	(40,511)	(198,946)	491%
Net sales	1,912,811	50,318	1,862,493	3,701%
Cost of sales	818,051	6,357	811,694	12,769%
Gross profit	1,094,760	43,961	1,050,799	2,390%
Operating expenses:
Selling and marketing	1,423,045	189,323	1,233,722	652%
Research and development	788,888	1,054,310	(265,422)	(25%)
General and administrative	5,911,725	3,715,340	2,196,385	59%
Depreciation and amortization of intangibles	78,675	83,486	(4,811)	(6%)
Total operating expenses	8,202,333	5,042,459	3,159,874	63%
Loss from operations	(7,107,573)	(4,998,498)	(2,109,075)	42%
Other income (expenses), net	238,553	(5,749,245)	5,987,798	(104%)
Loss from continuing operations before income taxes	(6,869,020)	(10,747,743)	3,878,723	(36%)
Income tax expense (benefit)	36,262	(97,279)	133,541	(137%)
Loss from continuing operations	(6,905,282)	(10,650,464)	3,745,182	(35%)
Loss from discontinued operations	—	(1,152,276)	1,152,276	(100%)
Gain on sale of discontinued operations	—	1,434,479	(1,434,479)	(100%)
Net loss	$(6,905,282)	$(10,368,261)	$3,462,979	(33%)

Sales/Gross Profit

Gross sales for the years ended December 31, 2025 and 2024 were $2,152,268 and $90,829, respectively. This increase was principally driven by sales of the products acquired in the Elevai Acquisition. Discounts and allowances related to these sales totaled $239,457 and $40,511 for the years ended December 31, 2025 and 2024, respectively. Our net revenue, cost of goods sold, and gross profit on these sales were $1,912,811, $818,051, and $1,094,760, respectively, for the year ended December 31, 2025 and $50,318, $6,357, and $43,961, respectively, for the year ended December 31, 2024.

Operating Expenses

Selling and marketing expenses totaled $1,423,045 and $189,323 for the years ended December 31, 2025 and 2024, respectively. This increase was driven by our marketing efforts related to the products acquired in the Elevai Acquisition.

Research and development expenses decreased by $265,422 to $788,888 for the year ended December 31, 2025 as compared to the year ended December 31, 2024. This decrease was principally driven by the termination of employees in non-core or overlapping business areas at the end of the first quarter of 2024, partially offset by increased costs related to the business acquired in the Elevai Acquisition.

General and administrative expenses were $5,911,725 and $3,715,340 for the years ended December 31, 2025 and 2024, respectively. This increase was primarily driven by a higher level of legal and other professional fees and services related to merger and litigation matters.

Other Income (Expenses), Net

Other income, net, was $238,553 for the year ended December 31, 2025, as compared to other expenses, net, of $5,749,245 for the corresponding period of 2024. Other expenses, net, for the year ended December 31, 2024 were driven by an unfavorable change in the fair value of the FPA (as defined in Note 2 to the accompanying consolidated financial statements) of $5,700,451. The FPA matured in October 2024 with no funds due to or from us.

Liquidity, Capital Resources, and Going Concern

As of December 31, 2025, we had cash of $706,740 and negative working capital of $5,966,168. In addition, we had a net loss of $6,905,282 and negative cash flows from operations of $3,329,266 for the year ended December 31, 2025. Since our inception, we have financed operations principally through our issuances of debt and equity securities. We significantly reduced operating expenses by the elimination of non-core business functions in 2024 and the reduction in expenses resulting from the AxoBio Disposition (as defined in Note 16 to the accompanying consolidated financial statements).

Late in the second quarter of 2024, we began the launch of our cosmetic skincare products based on the Carmell Secretome™. In addition, we completed the Elevai Acquisition in January 2025. The business acquired in the Elevai Acquisition had revenue of $1.9 million in 2025. Management anticipates that revenue from the continued commercialization of its cosmetic products and the anticipated cost savings from the restructuring activities detailed above will assist us in extending our cash runway. In addition, we are exploring strategic acquisitions and raising additional capital.

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

Debt

As of December 31, 2025, we had outstanding debt totaling $189,939 related to the financing of premiums on our insurance programs (see Note 9 to the accompanying consolidated financial statements).

Cash Flows

The following table summarizes our cash flows for the years ended December 31, 2025, and 2024:

	Year Ended December 31,
	2025	2024	Change	% Change
Net cash used in operating activities	$(3,329,266)	$(3,893,256)	$563,990	(14%)
Net cash used in investing activities	(164,225)	(748,796)	584,571	(78%)
Net cash provided by financing activities	4,043,092	1,886,730	2,156,362	114%

Operating Activities

Net cash used in operating activities for the year ended December 31, 2025 totaled $3,329,266 as compared to $3,893,256 in the same period of 2024. Our net loss from continuing operations decreased from $10,650,464 for the year ended December 31, 2024 to $6,905,282 in the comparable period of 2025. For the year ended December 31, 2024, we incurred a non-cash loss on the FPA of $5,700,451. This was partially offset by $1,021,361 in cash flows from the business of AxoBio (as defined in Note 9 to the accompanying consolidated financial statements), which was disposed of in March 2024.

Investing Activities

During the year ended December 31, 2025, we paid $150,000 of costs related to the Elevai Acquisition and purchased $14,225 of property and equipment. In the year ended December 31, 2024, we paid $748,796 of costs in connection with the disposition of AxoBio.

Financing Activities

Net cash provided by financing activities was $4,043,092 and $1,886,730 for the year ended December 31, 2025 and 2024, respectively. In 2025, we closed the 2025 Private Placement, sold shares of Common Stock under the ATM Financing for aggregate net proceeds of $3,483,790 and received $1,000,000 in proceeds from the exercise of certain Common Stock Warrants. In the first half of 2024, we received net proceeds from the sale of shares of Common Stock totaling $2,687,225. In addition, loan repayments related to the Company’s insurance premium financing programs decreased by $273,483 in the 2025 period, reflecting a lower level of cost financed under our insurance programs.

Contingencies

On November 8, 2023, Puritan filed a complaint captioned Puritan Partners LLC v. Carmell Regen Med Corporation et al., No. 655566/2023 (New York Supreme Court, New York County), naming the Company as a defendant. In the complaint, Puritan asserts that the Company breached its obligations under the Convertible Notes and the Convertible Note Warrants. Puritan also asserts that the Company did not comply with its obligations to provide Puritan with 833 freely tradable shares of Common Stock in a timely manner. Puritan asserts claims for declaratory judgment, breach of contract, conversion, foreclosure of its security interest, replevin, unjust enrichment, and indemnification, and seeks remedies, including damages totaling $2,725,000 through November 1, 2023, additional fees and interest thereafter, costs and attorney’s fees, an order of foreclosure on its security interest, and other declaratory relief. The Company carried an accrual for interest payable of $1,175,845 as of December 31, 2025 and 2024 related to the Convertible Notes. The Company moved to dismiss the complaint, and the court dismissed four of the eight claims in the complaint without prejudice in July 2024. The discovery phase of the case was completed in the fourth quarter of 2025, and in February 2026, both parties filed motions for summary judgment to the court. As of the date this Annual Report was filed, the court has not ruled on these motions. The Company intends to continue to defend itself vigorously against this litigation. However, there can be no assurance that this matter will be resolved in the Company’s favor, and an adverse outcome could have a material adverse effect on the Company’s financial condition.

Contractual Obligations and Commitments

In addition to financing obligations under our debt agreements, our contractual and commercial commitments include expenditures for operating leases and royalty payments. See Note 4 and Note 11 to the accompanying consolidated financial statements for information on the royalties related to the Asset Purchase Agreement and the Yuva License (as defined in Note 11 to the accompanying consolidated financial statements).

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Longevity Health Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Longevity Health Holdings, Inc. (the Company) as of December 31, 2025 and 2024, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2025 and 2024, and the consolidated results of its operations and its cash flows for the years ended December 31, 2025 and 2024, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Adeptus Partners, LLC

Adeptus Partners, LLC

PCAOB ID: 3686

Ocean, New Jersey

March 31, 2026

Longevity Health Holdings, Inc.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$706,740	$157,139
Accounts receivable	36,500	4,096
Inventory	963,028	108,705
Prepaid expenses	243,823	297,462
Deferred offering costs	—	86,314
Income taxes receivable	—	301,838
Total current assets	1,950,091	955,554
Operating lease right of use asset	300,221	384,879
Property and equipment, net of accumulated depreciation of $775,783 and $701,655, respectively	101,621	113,906
Intangible assets, net of accumulated amortization of $55,652 and $51,105, respectively	15,094	19,641
Total assets	$2,367,027	$1,473,980

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$4,494,923	$4,058,091
Accrued interest	1,175,845	1,175,845
Accrued expenses and other liabilities	1,843,464	313,713
Loans payable	189,939	241,158
Consideration payable	67,742	—
Earnout liabilities	49,153	—
Operating lease liability	95,193	87,898
Total current liabilities	7,916,259	5,876,705
Long-term liabilities:
Earnout payable, net of current portion	102,896	—
Operating lease liability, net of current portion	214,745	309,937
Total liabilities	8,233,900	6,186,642

Commitments and contingencies (see Note 11)

Stockholders’ deficit:
Series A convertible voting preferred stock, $0.0001 par value; 4,243 shares authorized, -0- shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively	—	—
Common stock, $0.0001 par value, 250,000,000 shares authorized, and 1,781,738 and 696,969 shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively	178	70
Additional paid-in capital	69,909,893	64,158,930
Accumulated deficit	(75,776,944)	(68,871,662)
Total stockholders’ deficit	(5,866,873)	(4,712,662)
Total liabilities and stockholders’ deficit	$2,367,027	$1,473,980

The accompanying notes are an integral part of these consolidated financial statements.

Longevity Health Holdings, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2025	2024
Gross sales	$2,152,268	$90,829
Discounts and allowances	(239,457)	(40,511)
Net sales	1,912,811	50,318
Cost of sales	818,051	6,357
Gross profit	1,094,760	43,961

Operating expenses:
Selling and marketing	1,423,045	189,323
Research and development	788,888	1,054,310
General and administrative	5,911,725	3,715,340
Depreciation and amortization of intangible assets	78,675	83,486
Total operating expenses	8,202,333	5,042,459
Loss from operations	(7,107,573)	(4,998,498)

Other income (expense):
Other income	168,146	44,798
Interest expense	(18,214)	(29,466)
Change in fair value of earnout liabilities	149,584	—
Inventory write-down	(60,963)	—
Amortization of debt discount	—	(19,549)
Loss on forward purchase agreement	—	(5,700,451)
Loss on lease termination	—	(44,577)
Total other income (expense)	238,553	(5,749,245)
Loss from continuing operations before income taxes	(6,869,020)	(10,747,743)

Income tax expense (benefit)	36,262	(97,279)

Loss from continuing operations	(6,905,282)	(10,650,464)

Loss from discontinued operations	—	(1,152,276)
Gain on sale of discontinued operations	—	1,434,479
Net loss	$(6,905,282)	$(10,368,261)

Net loss per common share - basic and diluted:
Net loss from continuing operations	$(4.83)	$(14.96)
Discontinued operations, net of tax	—	0.40
Net loss per common share	$(4.83)	$(14.56)

Weighted average of common shares outstanding - basic and diluted	1,429,557	712,091

The accompanying notes are an integral part of these consolidated financial statements.

Longevity Health Holdings, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the Years Ended December 31, 2025 and 2024

	Series A Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at January 1, 2025	—	$—	696,969	$70	$64,158,930	$(68,871,662)	$(4,712,662)
Common Stock issued, net of costs	—	—	748,461	74	3,397,402	—	3,397,476
Common Stock issued/issuable for Elevai Acquisition	—	—	38,308	4	660,801	—	660,805
Exercise of Common Stock warrants	—	—	298,000	30	999,970	—	1,000,000
Stock-based compensation expense	—	—	—	—	692,790	—	692,790
Net loss	—	—	—	—	—	(6,905,282)	(6,905,282)
Balance at December 31, 2025	—	$—	1,781,738	$178	$69,909,893	$(75,776,944)	$(5,866,873)

Balance at January 1, 2024	4,243	$1	769,808	$77	$83,252,333	$(58,503,401)	$24,749,010
Common Stock issued in connection with Notes	—	—	10,957	1	848,499	—	848,500
Stock received from AxoBio Disposition	(4,243)	(1)	(128,178)	(12)	(23,456,166)	—	(23,456,179)
Common Stock issued, net of costs	—	—	44,382	4	2,687,221	—	2,687,225
Stock-based compensation expense	—	—	—	—	827,043	—	827,043
Net loss	—	—	—	—	—	(10,368,261)	(10,368,261)
Balance at December 31, 2024	—	$—	696,969	$70	$64,158,930	$(68,871,662)	$(4,712,662)

The accompanying notes are an integral part of these consolidated financial statements.

Longevity Health Holdings, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2025	2024
Cash flows from operating activities:
Net loss from continuing operations	$(6,905,282)	$(10,650,464)
Loss from discontinued operations, net of tax	—	(1,152,276)
Gain on sale of discontinued operations	—	1,434,479
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of discontinued operations	—	(1,434,479)
Stock-based compensation	692,790	827,043
Depreciation and amortization of intangible assets	78,675	83,486
Amortization of right of use assets	136,379	113,774
Change in fair value of earnout liabilities	(149,584)	—
Inventory write-down	60,963	—
Amortization of debt discount	—	19,549
Loss on forward purchase agreement	—	5,700,451
Changes in operating assets and liabilities:
Accounts receivable and other current assets	44,151	(4,096)
Inventory	370,853	(108,705)
Prepaid expenses	537,685	959,501
Income taxes receivable	301,838	(97,279)
Assets available for sale	—	4,662,980
Accounts payable	126,858	(359,143)
Accrued expenses and other liabilities	1,515,945	(1,281,721)
Lease liability	(140,537)	(117,013)
Liabilities available for sale	—	(2,489,343)
Net cash used in operating activities	(3,329,266)	(3,893,256)

Cash flows from investing activities
Cash paid for Elevai Acquisition transaction costs	(150,000)	—
Purchases of property and equipment	(14,225)	—
Cash paid in AxoBio Disposition	—	(748,796)
Net cash used in investing activities	(164,225)	(748,796)

Cash flows from financing activities:
Proceeds from issuance of Common Stock, net of costs	3,483,790	2,687,225
Proceeds from exercise of Common Stock warrants	1,000,000	—
Repayment of loans	(440,698)	(714,181)
Deferred offering costs	—	(86,314)
Net cash provided by financing activities	4,043,092	1,886,730

Net increase (decrease) in cash and cash equivalents	549,601	(2,755,322)
Cash and cash equivalents - beginning of period	157,139	2,912,461
Cash and cash equivalents - end of period	$706,740	$157,139

The accompanying notes are an integral part of these consolidated financial statements.

Longevity Health Holdings, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	Year ended December 31,
	2025	2024
Supplemental cash flow information:
Interest paid	$18,214	$29,466
Income taxes refunded	265,576	—

Non-cash financing activity:
Fair value of shares issued in Elevai Acquisition	$660,805	$—
Consideration payable	67,742	—
Earnout liabilities in Elevai Acquisition	301,633	—
Insurance premium financing agreements	389,479	495,692
Fair value of shares received in AxoBio Disposition	—	23,456,179
Net assets sold in AxoBio Disposition	—	21,921,697
Common Stock issued in connection with conversion of Notes	—	848,500
Decrease in right of use asset and lease liabilities related to termination of lease	—	333,003

The accompanying notes are an integral part of these consolidated financial statements.

Longevity Health Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF THE ORGANIZATION AND BUSINESS

Unless the context requires otherwise, references to the “Company” are intended to refer to Longevity Health Holdings, Inc., a Delaware corporation, and its consolidated subsidiaries. The Company is a bio-aesthetics company focused on longevity and healthy aging. The Company’s cosmetic skincare and haircare products support skin and hair health and are tailored to meet the demanding technical requirements of professional care providers and discerning retail consumers. The Company primarily sells its products in the United States through three channels: business-to-business, direct-to-consumer, and distributor sales. The Company’s operations are based in Pittsburgh, Pennsylvania. The Company operates as a single segment, with all of its operations located in the United States.

Reverse Stock Split

On May 12, 2025 (the “Split Effective Time”), the Company effected a reverse stock split of its common stock, par value $0.0001 per share (the “Common Stock”), at a ratio of 1:30 (the “Reverse Stock Split”). At the Split Effective Time, every 30 shares of Common Stock issued and outstanding immediately prior to the Split Effective Time were automatically combined into one issued and outstanding share of Common Stock without any change in the par value per share or the total number of authorized shares. In addition, proportional adjustments were made to the exercise price and number of shares of Common Stock issuable upon exercise of the Company's outstanding stock options and warrants. All share and per share numbers and amounts in this Annual Report on Form 10-K (this “Annual Report”) have been restated to reflect the Reverse Stock Split.

Elevai Acquisition

On January 16, 2025 (the “Elevai Closing Date”), the Company completed, through its wholly owned subsidiary, Elevai Skincare, Inc. (formerly Cutis Cura Corporation), a Delaware corporation (the “Buyer”), the acquisition of substantially all of the assets (the “Purchased Assets”), and the assumption of certain of the liabilities (the “Assumed Liabilities”), of PMGC Holdings Inc., a Nevada corporation and successor to Elevai Labs Inc., a Delaware corporation (the “Parent”), and PMGC Impasse Corp. (formerly Elevai Skincare, Inc.), a Delaware corporation and a wholly owned subsidiary of the Parent (the “Seller”), related to the Seller’s skincare and haircare business (“Elevai Skincare”), pursuant to an Asset Purchase Agreement, dated as of December 31, 2024 (the “Asset Purchase Agreement”) as detailed in Note 4 (the “Elevai Acquisition”).

Risks and Uncertainties

Economic uncertainty in global markets, driven by geopolitical tensions, including ongoing conflicts in Europe and the Middle East, trade disputes, economic sanctions, and tariffs, has contributed to volatility in commodity prices, supply chain disruptions, inflationary pressures, and fluctuating interest rates. These conditions could materially and adversely affect our business, financial condition, and results of operations if they persist or worsen.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and the applicable rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). The Company’s consolidated financial statements reflect the operations of the Company and its wholly owned subsidiaries, and all intercompany accounts and transactions have been eliminated in consolidation.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies, but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company, which is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period, difficult or impossible because of the potential differences in accounting standards used.

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

Acquisitions

The Elevai Acquisition is accounted for as an asset purchase as it did not meet the screening test under GAAP to be considered a business in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805, Business Combinations (“ASC 805”). As such, the Purchased Assets and the Assumed Liabilities are recognized at fair value, with the excess of the fair value of the purchase consideration allocated to the financial assets acquired.

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

The allocation of the purchase consideration requires management to make significant estimates in determining the fair values of assets acquired and liabilities assumed. These estimates are based on information obtained from management of the acquired companies and historical experience, and include, but are not limited to, the cash flows that an asset is expected to generate in the future and the cost savings expected to be derived from acquiring an asset. These estimates are inherently uncertain and unpredictable, and if different estimates were used, the purchase consideration for the acquisition could be allocated to the acquired assets and liabilities differently from the allocation that the Company has made.

Discontinued Operations

On March 26, 2024, the Company completed the AxoBio Disposition as described in Note 16. In accordance with ASC 205, Presentation of Financial Statements, Discontinued Operations, Other Presentation Matters (“ASC 205”), and the results of operations of AxoBio (as defined in Note 16) are reported as discontinued operations in the accompanying consolidated statements of operations.

Segment Reporting

ASC Topic No. 280, Segment Reporting (“ASC 280”), establishes standards for the way that public business enterprises report information about operating segments in their annual consolidated financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. ASC 280 also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company’s business segments are based on the organizational structure used by the chief operating decision maker for making operating and investment decisions and for assessing performance. The Company’s chief executive officer, who is its chief operating decision maker, views the Company’s operations and manages its business in one operating segment, which is principally the business of developing and commercializing bio-aesthetic products.

Cash and Cash Equivalents

Cash includes cash on hand and demand deposit accounts, and cash equivalents include highly liquid instruments with maturities of three months or less. Cash and cash equivalents are held by financial institutions and are federally insured up to certain limits. At times, the Company’s cash and cash equivalents balance exceeds the federally insured limits, which potentially subjects the Company to concentrations of credit risk. As of December 31, 2025, the Company had $291,926 of cash balances in excess of such limits. As of December 31, 2025 and 2024, the Company had cash equivalents of $25,689 and $25,374, respectively.

Accounts Receivable

Accounts receivable are recorded at the original invoice amount. Receivables are considered past due based on the contractual payment terms. The Company reserves a percentage of its trade receivable balance based on collection history and current economic trends that it expects will impact the level of credit losses over the life of the Company’s receivables. These reserves are re-evaluated on a regular basis and adjusted as needed. Once a receivable is deemed to be uncollectible, such balance is charged against the reserve. The Company had no reserves for uncollectible receivables as of December 31, 2025 and 2024.

Inventory

The Company’s inventory consists of raw materials, work-in-process, and finished goods and is stated at the lower of cost or net realizable value. Cost is calculated by applying the average cost method. The Company regularly reviews inventory on hand and writes down any inventory that it believes to be impaired to its net realizable value. Management considers forecast demand in relation to the inventory on hand, the competitiveness of product offerings, market conditions, and product life cycles when determining excess and obsolescence and net realizable value adjustments. During 2025, the Company recorded an inventory write‑down of $60,963 related to expired finished goods. As of December 31, 2025 and 2024, management concluded that no additional reserve for excess or obsolete inventory was necessary based on the Company’s inventory aging, demand forecasts, and product expiration profiles.

Deferred Offering Costs

The Company complies with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A, Expenses of Offering. ASC 340-10-S99-1 states that specific incremental costs directly attributable to a proposed or actual offering of equity securities incurred prior to the effective date of the offering may be deferred and charged against the gross proceeds of the offering when the offering occurs. As of December 31, 2024, the Company capitalized deferred offering costs of $86,314 related to the 2025 Private Placement (as defined in Note 13), which was recognized as a reduction of the gross proceeds received.

Forward Purchase Agreement

In July 2023, the Company entered into a forward purchase agreement (the “FPA”) with each of Meteora Special Opportunity Fund I, LP, Meteora Capital Partners, LP, and Meteora Select Trading Opportunities Master, LP (collectively, “Meteora”), providing for an over-the-counter prepaid equity forward transaction relating to 56,865 shares of Common Stock. The FPA was recorded at fair value, with changes in fair value recognized in the consolidated statements of operations. In August 2024, the Company and Meteora amended the settlement method provision of the FPA from physical settlement to cash settlement (the FPA as amended, the “2024 FPA”). At the end of the Valuation Period (as defined in the 2024 FPA), a cash amount payable to the Company would equal the number of unsold shares multiplied by the daily volume-weighted average price over the Valuation Period, less a settlement adjustment equal to the number of unsold recycled shares multiplied by $22.50. If the net settlement amount was negative, no amounts were due to or from the Company. No shares were sold pursuant to the 2024 FPA, and the Valuation Period terminated in October 2024 with no amounts due to or from the Company.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Maintenance and repair charges are expensed as incurred. Fixed assets are depreciated using the straight-line method utilizing the following estimated useful lives:

•
Equipment – 5-7 years
•
Leasehold improvements – The lesser of 10 years or the remaining life of the lease
•
Furniture and fixtures – 7 years

Intangible Assets

Finite-lived intangible assets are related to patent costs directly associated with the submission of Company patent applications. These intangible assets are carried at cost and amortized based on an estimated economic benefit period of 16 years. The Company evaluates finite-lived intangible assets for impairment by assessing the recoverability of these assets whenever adverse events or changes in circumstances or business climate indicate that expected undiscounted future cash flows related to such intangible assets may not be sufficient to support the net book value of such assets. An impairment charge is recognized in the period of identification to the extent the carrying amount of an asset exceeds the fair value of such asset. Significant judgments required in assessing the impairment of intangible assets include the assumption that the Company only has a single reporting unit, identifying whether events or changes in circumstances require an impairment assessment, estimating future cash flows, determining appropriate discount and growth rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value and whether an impairment exists and, if so, the amount of that impairment. No asset impairment was recognized during the years ended December 31, 2025 and 2024.

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

Warrant and Option Valuation

The Company computes the fair value of warrants and options granted using the Black-Scholes option pricing model. The expected term used for warrants and options issued to non-employees is the contractual life, and the expected term used for options issued to employees and directors is the estimated period that options granted are expected to be outstanding. The Company utilizes the “simplified” method to develop an estimate of the expected term of “plain vanilla” grants for stock options. The Company utilizes an expected volatility figure based on a review of the historical volatilities of the Company’s Common Stock and similarly positioned public companies within its industry over a period equivalent to the expected life of the instrument. The risk-free interest rate was determined from the implied yields from U.S. Treasury zero-coupon bonds with a remaining term consistent with the expected term of the instrument being valued. The Company’s stock price was derived from 409A valuations prior to July 14, 2023 and market price for all options and warrants granted thereafter.

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
•
Allocation of the transaction price to the performance obligations in the contract
•
Recognition of revenue when, or as, the Company satisfies a performance obligation

The Company primarily sells its cosmetic products to customers within the United States. Revenues from these product sales are recognized when the customer obtains control of the product, which occurs at a point in time, typically upon shipment, at a standard transaction price for the specific product sold.

The Company has elected to apply the significant financing practical expedient, as allowed under ASC 606. As a result, the Company does not adjust the promised amount of consideration in a customer contract for the effects of a significant financing component when the period of time between when the Company transfers a promised good or service to a customer and when the customer pays for the good or service will be one year or less. The Company has standard payment terms that generally require payment within 30 days. The Company had no material contract assets, contract liabilities, or deferred contract costs as of December 31, 2025 and 2024. The Company expenses the costs to obtain a contract as incurred when the amortization period is less than one year.

Cost of Sales

Cost of sales is comprised of all costs to manufacture and package our products, third-party logistics and distribution costs, including shipping and handling costs and inventory adjustments due to expiring products, if any. Cost of sales also includes the Royalties (as defined in Note 4) on the sale of Elevai’s products and the royalties related to the Yuva License as detailed in Note 11.

Selling and Marketing Expenses

Selling and marketing expenses are recognized as incurred and consist primarily of advertising costs, commissions and distribution and marketing costs. Sales and marketing expenses totaled $1,423,045 and $189,323 for the years ended December 31, 2025 and 2024, respectively.

Research and Development Expenses

Research and development expenses are expensed as incurred and consist principally of personnel costs, laboratory facility expenses, laboratory supplies and consumables, and third-party testing services.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2025 and 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position.

Stock-Based Compensation

The Company applies the provisions of ASC 718, Compensation-Stock Compensation (“ASC 718”), which requires the measurement and recognition of compensation expense for all stock-based awards in the consolidated statements of operations. For stock options issued, the Company estimates each option’s grant-date fair value using the Black-Scholes option pricing model. The use of the Black-Scholes option pricing model requires management to make assumptions with respect to the expected term of the option, the expected volatility of the Common Stock consistent with the expected life of the option, risk-free interest rates, and expected dividend yields of the Common Stock. For awards subject to service-based vesting conditions, including those with a graded vesting schedule, the Company recognizes stock-based compensation expense equal to the grant date fair value of stock options on a straight-line basis over the requisite service period, generally the vesting term. Forfeitures are recorded as incurred instead of estimated at the time of grant and revised.

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

Potentially dilutive securities, which are not included in diluted weighted average shares outstanding for the periods ended December 31, 2025 and 2024, consist of the following (in common stock equivalents):

	December 31,
	2025	2024
Common Stock options	102,879	147,110
Common Stock warrants	447,673	154,744
Total Common Stock equivalents	550,552	301,854

Fair Value Measurements and Fair Value of Financial Instruments

The Company categorizes its assets and liabilities that are valued at fair value on a recurring basis into a three-level fair value hierarchy in accordance with GAAP as detailed below. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets and liabilities (Level 1) and lowest priority to unobservable inputs (Level 3).

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

The carrying value of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, deferred consideration payable, and related party loans payable approximates fair value because of the short-term maturity of such instruments. Under the fair value hierarchy, cash and cash equivalents are classified as Level 1. Other financial assets and liabilities are categorized based on a hierarchy of inputs as follows:

	December 31, 2025		December 31, 2024		Fair Value
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Input Hierarchy
Money market accounts	$25,689	$25,689	$25,374	$25,374	Level 1
Earnout liabilities	152,049	152,049	—	—	Level 3

Changes in the fair value of Level 3 financial assets and liabilities for the year ended December 31, 2025 are as follows:

Earnout Liabilities:
Balance, beginning of year	$—
Initial recognition	301,633
Change in fair value	(149,584)
Balance, end of period	$152,049

In connection with the Elevai Acquisition, the Seller is entitled to a $56,525 cash earnout to be paid within 60 days following the sale of certain inventory as described in Note 4. In addition, the Buyer will pay the Seller a one-time payment of $500,000 if the Buyer achieves $500,000 in net revenue from sales of the Seller’s existing hair and scalp products as of the closing of the Elevai Acquisition, as described in Note 4.

The fair value of the earnout liability associated with the sale of inventory was estimated using the following assumptions:

	December 31, 2025	January 16, 2025
Discount rate	21%	21%
Probability of milestone achievement	100%	100%
Expected term (in years)	1.00	1.00

The fair value of the earnout liability associated with the hair and scalp products was estimated using the following assumptions:

	December 31, 2025	January 16, 2025
Discount rate	21%	21%
Probability of milestone achievement	25%	75%
Expected term (in years)	1.04	2.00

Concentration of Risk

During the year ended December 31, 2025, the Company had one key supplier that represented 40% of the cost incurred in the purchase and production of inventory. The loss of this supplier could result in a significant, temporary disruption in production and negatively impact financial results in the near term. During the year ended December 31, 2024, the Company had no such concentration of risk.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging.” For derivative financial instruments accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then revalued at each reporting date, with changes in fair value reported in the consolidated statement of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the consolidated balance sheet as current or non-current based on whether net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

Warrant Instruments

The Company accounts for warrants issued in accordance with the guidance contained in FASB ASC 815, “Derivatives and Hedging.” Under ASC 815-40, the warrants meet the criteria for equity treatment and, as such, will be recorded in stockholders’ equity. If the warrants no longer meet the criteria for equity treatment, they will be recorded as a liability and remeasured each period, with changes recorded in the consolidated statement of operations.

Related Parties

Related parties, which may be an entity or individual, are considered to be related if either the Company or the other party has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Companies are also considered to be related if they are subject to common control or significant influence.

Recently Adopted Accounting Pronouncements

The Company adopted ASU 2023‑09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, on January 1, 2025, using the retrospective transition method. Adoption did not have a material impact on the Company’s consolidated financial position, results of operations, or cash flows, but resulted in enhanced disclosures related to the rate reconciliation and income taxes paid.

In August 2020, the FASB issued ASU No. 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, (“ASU 2020-06”). ASU 2020-06 reduces the number of accounting models for convertible debt instruments and convertible preferred stock, resulting in fewer instruments with embedded conversion features being separately recognized from the host contract compared to prior standards. Those instruments that do not have a separately recognized embedded conversion feature will no longer recognize a debt issuance discount related to such a conversion feature and will recognize less interest expense on a periodic basis. Additionally, the ASU amends the calculation of the share dilution impact related to a conversion feature and eliminates the treasury method as an option. The Company adopted ASU 2020-06 as of January 1, 2024, which had no material impact on the Company’s consolidated financial statements.

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures ("ASU 2023-07"), which requires an enhanced disclosure of segments on an annual and interim basis, including the title of the chief operating decision maker, significant segment expenses, and the composition of other segment items for each segment’s reported profit. The Company adopted ASU 2023-07 as of January 1, 2024, which had no material impact on the Company’s consolidated financial statements.

In November 2024, the FASB issued ASU 2024‑03, Income Statement - Reporting Comprehensive Income (Topic 220): Disaggregation Disclosures (Subtopic 220‑40): Disaggregation of Income Statement Expenses, as clarified by ASU 2025‑01 in January 2025, which requires public business entities to provide additional tabular disclosures that disaggregate specified natural expense categories (such as purchases of inventory, employee compensation, depreciation and intangible asset amortization) within relevant expense captions and to disclose total selling expenses and the Company’s definition of selling expenses. The guidance, which is effective for the Company for annual periods beginning after December 15, 2026, and interim periods within annual periods beginning after December 15, 2027, with retrospective application to all periods presented and early adoption permitted, is not expected to have a material impact on the Company’s consolidated financial statements but will result in expanded disclosures in the notes to the consolidated financial statements. The Company is currently evaluating the impact of this standard, including which income statement expense captions will be considered relevant and the disaggregation approach it will apply.

NOTE 3 – GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

The consolidated financial statements were prepared under the assumption that we would continue our operations as a going concern, which contemplates the realization of assets and the satisfaction of liabilities during the normal course of business. The Company had negative net working capital of $5,966,168 as of December 31, 2025, and a net loss of $6,905,282 and negative net cash flow from operations of $3,329,266 for the year ended December 31, 2025.

Due to its current and potential liabilities, the cash available to the Company may not be sufficient to allow the Company to operate for at least 12 months from the date these consolidated financial statements are available for issuance. The Company may need to raise additional capital through equity or debt issuances. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations and reducing payroll expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Management’s plans that may alleviate substantial doubt about the Company’s ability to continue as a going concern include (i) raising additional debt or equity financing and (ii) the acquisition of cash flow generating assets or businesses. Although the Company has been successful in raising funds in the past, and expects to do so in the future, there are no guarantees that it will be able to raise funds as anticipated.

NOTE 4 – ASSET ACQUISITION

The purchase consideration for the Elevai Acquisition consisted of (i) 38,308 shares of Common Stock issued by the Company to the Seller (the “Closing Shares”) at the closing of the Elevai Acquisition (the “Elevai Closing”), and 3,927 additional shares of Common Stock to be withheld by the Company for 12 months after the Elevai Closing to secure the indemnification obligations of the Seller and the Parent under the Asset Purchase Agreement and (ii) the Buyer’s assumption of the Assumed Liabilities. In addition, the Buyer will pay to the Seller, for each year ending on the anniversary of the Elevai Closing Date during the five-year period following the Elevai Closing, an amount, if any, equal to 5% of the Net Sales (as defined in the Asset Purchase Agreement) of the Buyer generated during such year from the Seller’s existing products as of the Elevai Closing (the “Royalties”). The Seller is also entitled to $56,525 in cash to be paid within 60 days following the sale by the Buyer of all 7,500 units of the Enfinity product and 20,000 tubes of the Empower product included in the Purchased Assets and the Buyer will pay the Seller, if and when payable, a one-time payment of $500,000 if the Buyer achieves $500,000 in net revenue from sales of the Seller’s existing hair and scalp products as of the Elevai Closing on or before the 24-month anniversary of the Elevai Closing Date (collectively, the “Elevai Earnout”).

The consideration in the Elevai Acquisition (the “Elevai Consideration”) as of the Elevai Closing consisted of the following:

Common Stock - 38,308 shares issued	$660,805
Common Stock - 3,927 shares withheld	67,742
Earnout liabilities	301,633
Estimated costs related to acquisition	150,000
Total estimated value of consideration transferred	$1,180,180

The Elevai Acquisition is accounted for as an asset purchase as it did not meet the screening test under GAAP to be considered a business pursuant to ASC 805. As such, the Purchased Assets and the Assumed Liabilities are recognized at fair value, with the excess of the fair value of the purchase consideration allocated to the non-financial assets acquired. For purposes of estimating the fair value of the assets acquired and liabilities assumed, where applicable, the Company has applied the guidance in ASC 820, Fair Value Measurements and Disclosures (“ASC 820”), which establishes a framework for measuring fair value. In accordance with ASC 820, fair value is an exit price and is defined as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.”

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

The Company estimated the fair value of the acquired inventories based on the selling price less costs to sell and recorded a fair value step-up of approximately $410,145 at the Elevai Closing Date. The fair value step-up is recognized in cost of sales as the related products sold.

The Company determined that the Elevai Acquisition was deemed significant to the Company in accordance with Rule 3-05 of Regulation S-X. As required by ASC 805, the following unaudited pro forma consolidated statements of operations for the years ended December 31, 2025 and 2024 give effect to the Elevai Acquisition as if it had been completed on January 1, 2024. The unaudited pro forma financial information below is presented for illustrative purposes only and is not necessarily indicative of what the operating results actually would have been during the periods presented had the Elevai Acquisition been completed during the periods presented. In addition, the unaudited pro forma financial information does not purport to project future operating results. The pro forma consolidated statements of operations do not fully reflect: (i) any anticipated synergies (or costs to achieve synergies) or (ii) the impact of non-recurring items directly related to the Elevai Acquisition.

	Year Ended December 31,
	2025	2024
Net sales from the consolidated statements of operations	$1,912,811	$50,318
Add: Elevai Skincare net sales not reflected in the consolidated statements of operations	152,381	2,467,298
Unaudited pro forma net sales	$2,065,192	$2,517,616

Net loss from the consolidated statements of operations	$(6,905,282)	$(10,368,261)
Add: Inventory step-up adjustment recognized in cost of sales	410,145	—
Add: Elevai Skincare net loss not reflected in the consolidated statements of operations	(27,644)	(2,229,023)
Unaudited pro forma net loss	$(6,522,781)	$(12,597,284)

NOTE 5 – INVENTORY

Inventory is comprised of the following:

	December 31,
	2025	2024
Raw materials	$441,786	$86,390
Work-in-process	4,377	19,229
Finished goods	516,865	3,086
Total	$963,028	$108,705

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment included in continuing operations consist of the following:

	December 31,
	2025	2024
Lab equipment	$747,069	$696,648
Leasehold improvements	115,333	115,333
Furniture and fixtures	15,002	3,580
	877,404	815,561
Less: accumulated depreciation	(775,783)	(701,655)
Property and equipment, net	$101,621	$113,906

Depreciation expense included in continuing operations was $74,128 and $78,940 for the years ended December 31, 2025 and 2024, respectively. Depreciation expense included in discontinued operations was $10,828 in 2024.

NOTE 7 – INTANGIBLE ASSETS

Intangible assets consist entirely of patent-related costs. The Company capitalizes legal costs directly associated with the submission of its patent applications. Gross patent costs of $70,746 as of December 31, 2025 and 2024 are amortized on a straight-line basis over the patent term and are stated net of accumulated amortization of $55,652 and $51,105, respectively. Such assets are periodically evaluated as to the recoverability of their carrying values. No asset impairment was recognized during the years ended December 31, 2025 and 2024. Amortization expense for the years ended December 31, 2025 and 2024, was $4,547 and $4,546, respectively. Costs billed to the Company as reimbursement for third parties’ patent submissions are considered as license fees and expensed as incurred.

Estimated amortization expense for each of the following five years is as follows:

Fiscal Year
2026	$4,546
2027	4,021
2028	2,448
2029	2,448
2030	1,631
$15,094

The intangible assets of AxoBio consisted of customer contracts, trade name and intellectual property. Amortization expense of $625,621 related to these intangible assets is included in income from discontinued operations for the year ended December 31, 2024 in the accompanying consolidated statements of operations.

NOTE 8 – ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following amounts:

	December 31,
	2025	2024
Accrued professional fees	$730,860	$141,836
Accrued compensation	668,050	—
Accrued royalties	144,937	—
Accrued franchise taxes	133,602	18,950
Accrued Board fees	125,000	125,000
Other accrued expenses	41,015	27,927
Accrued expenses and other liabilities	$1,843,464	$313,713

NOTE 9 – DEBT

Insurance Premium Financing

In July 2025, the Company entered into an agreement with a third party to finance a $364,692 premium on an insurance policy. This financing agreement has a monthly payment of $31,736, accrues interest at a rate of 8.74%, and matures in June 2026. As of December 31, 2025 and 2024, there was $185,656 and $0, respectively, of principal outstanding under this financing agreement.

In April 2025, the Company entered into a separate agreement with a third party to finance a $24,787 premium on an insurance policy. This financing agreement has a monthly payment amount of $2,170, accrues interest at a rate of 10.99% and matures in February 2026. As of December 31, 2025 and 2024, there was $4,283 and $0, respectively, of principal outstanding under this financing agreement.

In July 2024, the Company entered into a separate agreement with a third party to finance a $423,687 premium on an insurance policy. This financing agreement had a monthly payment of $40,467, accrued interest at a rate of 9.99%, and matured in June 2025. As of December 31, 2025 and 2024, there was $0 and $235,884, respectively, of principal outstanding under this financing agreement.

In April 2024, the Company entered into a separate agreement with a third party to finance a $29,911 premium on an insurance policy. This financing agreement had a monthly payment amount of $2,761, accrued interest at a rate of 9.99% and matured in February 2025. As of December 31, 2025 and 2024, there was $0 and $5,274, respectively, of principal outstanding under this financing agreement.

Interest expense on these financing agreements totaled $18,214 and $29,446 for the years ended December 31, 2025 and 2024, respectively.

U.S. Small Business Administration (SBA) Loan

AxoBio had an outstanding loan with the SBA with total principal outstanding of $2,000,000 (the “SBA Loan”). Interest under the SBA Loan accrued at a simple interest rate of 3.75% annually on funds outstanding as of the anniversary date of the initial borrowing. A monthly payment in the amount of $9,953 began in December 2023 and continues for a total of 30 years. In connection with the Company's acquisition of Axolotl Biologix, Inc. (“AxoBio”) pursuant to an Agreement and Plan of Merger, dated July 26, 2023 (the “AxoBio Acquisition”), as described in Note 16, the SBA Loan was adjusted to fair value, which, excluding accrued interest, was determined to be $1,498,000. The difference in the outstanding principal and fair value of $502,000 was recorded as debt discount and amortized over the remaining term of the loan using the effective interest method. The interest expense and amortization of debt discount related to the SBA Loan totaled $17,571 and $4,242, respectively, for the year ended December 31, 2024 and are classified as a component of discontinued operations in the accompanying consolidated statements of operations.

Related Party Loans

AxoBio had several promissory notes (the “Burns Notes”) outstanding to Burns Ventures, LLC (“Burns Ventures”) with total principal outstanding of $5,610,000. The owner of Burns Ventures was a former stockholder of AxoBio. Interest on the Burns Notes was payable quarterly at a fixed interest rate of 7.00%. The Burns Notes required no monthly payments and were due in full at maturity date on December 31, 2024. The interest expense related to the Burns Notes of $89,448 is classified as a component of discontinued operations in the accompanying consolidated statements of operations.

2023 Promissory Notes

During the year ended December 31, 2023, the Company received proceeds of $848,500 from 26 zero-coupon Promissory Notes (the “2023 Promissory Notes”). The 2023 Promissory Notes had a maturity date of one year from the date of issuance. The principal of the 2023 Promissory Notes was due in full at maturity. There were 16,489 Common Stock warrants issued in connection with these 2023 Promissory Notes with a fair value of $55,062. The warrants vested immediately and have a term of 5 years and exercise prices ranging from $11.50 to $14.30. The fair value of the warrants was recorded as debt discount and was amortized over the term of the loans using the effective interest method. Debt discount amortization during the year ended December 31, 2024 was $19,549. Pursuant to the terms of the 2023 Promissory Notes, the Company’s Board of Directors (the “Board”) elected to repay all maturities of the 2023 Promissory Notes in shares of Common Stock. During the year ended December 31, 2024, the Company issued 328,707 shares of Common Stock to repay the $848,500 of the aggregate principal of the 2023 Promissory Notes.

NOTE 10 – LEASES

The Company was a party to two office leases, which were scheduled to expire on December 31, 2028. In August 2024, the Company entered into an agreement to terminate one of these leases. In conjunction with this lease termination, the Company recognized a loss of $44,577 for the year ended December 31, 2024. The remaining term of the other lease is three years as of December 31, 2025. The Company has elected not to recognize ROU assets and lease liabilities arising from short-term leases (leases with initial terms of twelve months or less, which are deemed immaterial) on its consolidated balance sheets.

When measuring lease liabilities for leases that are classified as operating leases, the Company discounted lease payments using its estimated incremental borrowing rate at the later of lease inception or January 1, 2020, the date of adoption of ASC 842. The weighted average incremental borrowing rate applied was 8%.

The following table presents net lease cost and other supplemental lease information:

	Year ended December 31,
	2025	2024
Lease cost:
Operating lease cost	$112,537	$168,138
Short-term lease cost	—	—
Net lease cost	$112,537	$168,138
Cash paid for operating lease liabilities	$115,776	$175,212

As of December 31, 2025, the estimated future minimum lease payments, excluding non-lease components, are as follows:

Fiscal Year
2026	$115,776
2027	115,776
2028	115,776
Total future minimum annual lease payments	347,328
Less: Imputed interest	(37,390)
Present value of lease liabilities	$309,938

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Elevai Royalties

In conjunction with the Elevai Acquisition, the Company will pay the Seller the Royalties (as defined in Note 4) for each year ending on the anniversary of the Elevai Closing Date during the five-year period following the Elevai Closing. The Royalties earned with respect to each fiscal year are payable within five business days of the filing of the Company’s Annual Report on Form 10-K for that fiscal year. The Company recognized expense related to the Royalties of $94,937 and $0 for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025 and 2024, accrued Royalties totaled $94,937 and $0, respectively, which are included as a component of accrued expenses in the accompanying consolidated balance sheets.

Yuva License Agreement

The Company’s haircare product acquired in the Elevai Acquisition utilizes proprietary compounds licensed from Yuva BioSciences, Inc. (“Yuva”) pursuant to the Collaboration and License Agreement, dated November 28, 2023 (the “Yuva License”), by and between Yuva and the Buyer (as assignee of the Parent). This license provides the Buyer with a non-exclusive, non-transferable, non-assignable, royalty-bearing right to certain of Yuva’s intellectual property, with the right to sublicense, to develop, manufacture, and commercialize skincare products in the United States, Canada, and other mutually agreed to territories that contain Yuva’s proprietary compound and the Buyer’s exosome-based ingredients or skincare products and Elevai ExosomesTM, which serve as a carrier for Yuva’s proprietary compound. In accordance with the terms of the Yuva License, the Buyer is obligated to pay earned royalties based on net sales of Elevai haircare product, with a minimum royalty of $50,000 due for the year ending December 31, 2025. Royalty expense related to the Yuva License was $50,000 and $0 for the years ended December 31, 2025 and 2024, respectively. Accrued royalties related to the Yuva License as of December 31, 2025 and 2024 totaled $50,000 and $0, respectively, which are included as a component of accrued expenses in the accompanying consolidated balance sheets.

Bonus Awards

During 2025, the Board awarded performance-based bonuses to certain executives totaling $668,050. The payment of these bonuses is contingent upon the Company achieving specific liquidity and capital raising milestones, which management has determined are probable of achievement. Accordingly, the full amount of the awarded bonuses has been included as a component of accrued expenses in the accompanying consolidated balance sheets as of December 31, 2025.

Contractor Settlement

Subsequent to December 31, 2025, the Company entered into a settlement agreement with a former contractor related to the termination of services. The settlement amount of $120,000 was accrued and has been included as a component of accrued expenses in the accompanying consolidated balance sheets as of December 31, 2025. The settlement was paid in January 2026.

Termination of THPlasma Merger Agreement

On July 14, 2025, we entered into an Agreement and Plan of Merger, dated July 14, 2025, by and among the Company, THP Sub, Inc., a Delaware corporation and a wholly owned subsidiary of the Company (“Merger Sub”), True Health Inc., a Delaware corporation (“True Health”), and Truehealth Management Group LLC, a Delaware limited liability company (“TMG”), as amended by the Amendment to Agreement and Plan of Merger, dated November 3, 2025 (the “Merger Agreement”), providing for, among other matters, and subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, the merger of Merger Sub with and into True Health (the “Merger”), with True Health continuing as a wholly owned subsidiary of the Company and the surviving company of the Merger. Pursuant to the terms of the THPlasma Agreement, either party was permitted to terminate the agreement if the Merger had not been consummated by November 30, 2025. As the Merger was not consummated by such date, on December 8, 2025, the Company provided notice of termination of the Merger Agreement to True Health in accordance with such provision. No termination fee was payable by either party in connection with the termination of the Merger Agreement.

Termination of 20/20 Biolabs Merger Agreement

On April 11, 2025, Longevity and 20/20 Biolabs, Inc., a Delaware corporation (“Biolabs”), entered into an Agreement and Plan of Merger, dated April 11, 2025, by and among Longevity, Biolabs, our wholly-owned merger subsidiary (“Biolabs Merger Sub”), and Jonathan Cohen, as the Stockholder Representative, as amended by the Amendment No. 1 to the Merger Agreement, dated June 24, 2025 (the “Biolabs Agreement”), providing for, among other matters, the merger of Biolabs Merger Sub with and into Biolabs, with Biolabs as the surviving corporation and a wholly-owned subsidiary of Longevity. On July 8, 2025, the Biolabs Agreement, as amended, automatically terminated in accordance with its terms. No termination fee or other payment was due to any party to the Biolabs Agreement from any other party thereto as a result of the termination.

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

On November 2, 2022, the Company received a letter (“Notice of Acceleration”) from one of the Holders, notifying it of an event of default under the Convertible Notes. The Company entered into an agreement with such Holder, Puritan Partners LLC (“Puritan”), in connection with the Notice of Acceleration on December 19, 2022. Based on the representations, warranties and agreements and in consideration of the Company’s agreement to pay Puritan (i) the outstanding principal amount, plus accrued interest, late fees and all other amounts then owed as specified in the Convertible Notes and (ii) 833 freely tradable shares of Common Stock (not subject to lock-up or any other restrictions on transfer) at a price of $300.00 per share, Puritan withdrew and rescinded the Notice of Acceleration, and such Notice of Acceleration was deemed null and void and had no further force or effect. Puritan further agreed that, based on the representations and warranties, and agreements contained in such agreement, it shall not issue any further notices of acceleration or default notices under the Convertible Notes, seek repayment of any amounts due under the Convertible Notes, or seek to exercise any other remedies contained in the Convertible Notes and other related agreements in regard to non-payment of the Convertible Notes from the date of the Notice of Acceleration until June 30, 2023.

Subsequent to the closing of the Company’s business combination with Carmell Therapeutics Corporation in July 2023 (the “Business Combination”), the Company repaid $2,649,874 to the Holders, which represented the original principal amount of the Convertible Notes plus accrued interest at a rate of 25%, which the Company believes is the maximum rate permissible under New York State usury laws. In addition, the Company issued Puritan 833 freely tradable shares of Common Stock. In the fourth quarter of 2023, both Holders provided notice to the Company demanding additional payment of principal and interest on the Convertible Notes in an approximate amount of $600,000 per Holder at the closing of the Business Combination with additional interest thereon. In the case of Puritan, following the Business Combination, Puritan alleged that the Business Combination constituted a “Fundamental Transaction” under the terms of the Convertible Note Warrants, resulting in a purported right for Puritan to require the Company to repurchase such Convertible Note Warrants at a purchase price equal to the Black-Scholes Value of the unexercised portion of such Convertible Note Warrants as of the closing of the Business Combination. Puritan calculated the cash amount of such repurchase to be $1,914,123. The Company believes that this calculation is inaccurate. The other Holder demanded to be provided with its share of the Convertible Note Warrants. Puritan has also asserted damages in connection with the timing of the issuance to it of 833 freely tradable shares of Common Stock. The Company believes that it provided freely tradable shares to Puritan at the same time as other stockholders. Puritan’s total claims, inclusive of the amounts paid at the Closing Date, exceed $4,050,000 in connection with a loan for which the Company received $1,000,000. Management of the Company believes that its obligations under the Convertible Notes and Convertible Note Warrants have been satisfied and that no additional payments are due to the Holders, and the Company has conveyed its position to the Holders. As described in further detail below, Puritan has filed a complaint against the Company related to these allegations. There can be no assurance that these or similar matters will not result in further arbitration, litigation or other dispute resolution, which may not be resolved in our favor and may adversely impact our financial condition.

On November 8, 2023, Puritan filed a complaint captioned Puritan Partners LLC v. Carmell Regen Med Corporation et al., No. 655566/2023 (New York Supreme Court, New York County), naming the Company as a defendant. In the complaint, Puritan asserts that the Company breached its obligations under the Convertible Notes and the Convertible Note Warrants. Puritan also asserts that the Company did not comply with its obligations to provide Puritan with 833 freely tradable shares of Common Stock in a timely manner. Puritan asserts claims for declaratory judgment, breach of contract, conversion, foreclosure of its security interest, replevin, unjust enrichment, and indemnification, and seeks remedies, including damages totaling $2,725,000 through November 1, 2023, additional fees and interest thereafter, costs and attorney’s fees, an order of foreclosure on its security interest, and other declaratory relief. The Company carried an accrual for interest payable of $1,175,845 as of December 31, 2025 and 2024 related to the Convertible Notes. The Company moved to dismiss the complaint, and the court dismissed four of the eight claims in the complaint without prejudice in July 2024. The discovery phase of the case was completed in the fourth quarter of 2025, and in February 2026, both parties filed motions for summary judgment to the court. As of the date of these consolidated financial statements, the court has not ruled on these motions. The Company intends to continue to defend itself vigorously against this litigation. However, there can be no assurance that this matter will be resolved in the Company’s favor, and an adverse outcome could have a material adverse effect on the Company’s financial condition.

NOTE 12 – PROFIT-SHARING PLAN

The Company has a 401(k) profit-sharing plan covering substantially all employees. The Company’s discretionary profit-sharing contributions are determined annually by the Board. No discretionary profit-sharing contributions were made to the 401(k) profit-sharing plan during the years ended December 31, 2025 and 2024.

NOTE 13 – STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock

As of December 31, 2025 and 2024, the Company was authorized to issue 250,000,000 shares of Common Stock and had shares issued and outstanding of 1,781,738 and 696,969, respectively.

In July 2025, certain Common Stock Warrants (as defined below) were exercised for an aggregate of 298,000 shares of Common Stock, resulting in proceeds to the Company of $1,000,000.

In May 2025, the Company sold 479,621 shares of its Common Stock at prices ranging from $3.36 to $4.09 (with an average price of $4.08) per share through an at-the-market equity offering facility (the “ATM Financing”). Gross proceeds from the sale of Common Stock under the ATM Financing totaled $1,959,140, prior to deducting fees of $58,774 paid to the sales agent, Brookline Capital Markets, a division of Arcadia Securities, LLC ("Brookline"), and other offering expenses of $140,500 payable by the Company. A member of the Board is a managing partner of Brookline.

Upon the Elevai Closing, the Elevai Consideration included 38,308 shares of Common Stock and 3,927 additional shares of Common Stock to be withheld by the Company for 12 months after the Elevai Closing to secure the indemnification obligations of the Seller and the Parent under the Asset Purchase Agreement. These shares had fair values of $660,805 and $67,742, respectively. The withheld shares are disclosed as consideration payable on the consolidated balance sheet as of December 31, 2025.

On January 2, 2025, the Company sold and issued (i) an aggregate of 268,840 shares of Common Stock at an offering price of $6.90 per share, and (ii) warrants to purchase up to an aggregate of 268,840 shares of Common Stock at an exercise price of $6.90 (the “Common Stock Warrants”) in a private placement (the “2025 Private Placement”). The aggregate gross proceeds from the 2025 Private Placement were approximately $1,851,849. In conjunction with the 2025 Private Placement, the Company paid $127,925 in fees and $60,000 in legal costs to Brookline. A total of $214,239 of costs was recorded as a reduction of the gross proceeds received.

The Common Stock Warrants have a five-year term and became exercisable upon stockholder approval, which occurred in March 2025. The Common Stock Warrants also contain certain provisions that, in the event of a stock split, result in the exercise price and number of shares of Common Stock issuable upon exercise of such warrants being subject to a proportionate adjustment, as well as a down-round provision. In connection with the closing of the 2025 Private Placement, the Company issued a warrant to purchase an aggregate of 18,541 shares of Common Stock to Brookline (the “Placement Agent Warrant”). The Placement Agent Warrant had an exercise price of $6.90 and a term of five years and became exercisable six months after issuance. The Placement Agent Warrant contains the same terms as the Common Stock Warrants regarding the adjustment in the event of a stock split and the down-round provision. The fair value of the Placement Agent Warrant at issuance was approximately $311,000.

Upon the Reverse Stock Split, the adjustment provision for the Common Stock Warrants and Placement Agent Warrant was triggered. As a result, the total shares issuable on exercise of the Common Stock Warrants and Placement Agent Warrant increased to 473,220 and 32,643, respectively, and the exercise price of each was reduced to $3.92. The incremental consideration for the Placement Agent Warrant related to such adjustment was approximately $26,000. As a result of shares sold as part of the ATM Financing, the adjustment provision on the Common Stock Warrants and the Placement Agent Warrant was triggered. As a result, the exercise price of such warrants was reduced to $3.36, and the total shares issuable on exercise of the Common Stock Warrants and the Placement Agent Warrant increased to 552,798 and 38,131, respectively. The incremental consideration for the Placement Agent Warrant related to such adjustment was approximately $6,000.

In April 2024, the Company entered into a securities purchase agreement with certain investors for the sale of an aggregate of 44,382 shares of Common Stock for gross proceeds of $3,000,950 (the “2024 Private Placement”). On the closing date of the 2024 Private Placement, the Company issued a warrant for 2,993 shares of Common Stock to the placement agent, Brookline. This warrant has an exercise price of $84.38 and a term of five years. The fair value of the warrant at the time of issuance was $129,495. In conjunction with the 2024 Private Placement, the Company paid $212,212 in fees and $39,276 in legal costs to Brookline. A total of $313,725 of costs was recorded as a reduction of the gross proceeds received.

In conjunction with the AxoBio Disposition in March 2024, the Closing Share Consideration (as defined in Note 16), including 128,178 shares of Common Stock issued for the AxoBio Acquisition, was returned to the Company and cancelled.

Series A Voting Convertible Preferred Stock

Pursuant to the Company’s certificate of incorporation, as amended, it is authorized to issue 20,000,000 shares of preferred stock. In connection with the purchase of AxoBio, the Company issued 4,243 shares of Series A Preferred Stock (as defined in Note 16) to former stockholders of AxoBio as part of the Closing Share Consideration. In conjunction with the AxoBio Disposition in March 2024, such shares were returned to the Company and were cancelled.

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

The initial maximum number of shares of Common Stock that may be issued under the 2023 Plan through incentive stock options was 34,880, which automatically increases on January 1 of each year for a period commencing on January 1, 2024, and ending on and including January 1, 2032, by an amount equal to the lesser of 50,000 shares, 4% of the outstanding shares of Common Stock determined on a fully diluted basis as of the immediately preceding year-end, or such smaller number of shares as determined by the Board or the compensation committee of the Board. In addition, the following shares will be added (or added back) to the shares available for issuance under the 2023 Plan:

•
Shares subject to 2009 Plan or 2023 Plan awards that expire, terminate, or are canceled or forfeited for any reason;
•
Shares that are withheld to satisfy the exercise price of an option issued under the 2009 Plan or 2023 Plan;
•
Shares that are withheld to satisfy tax withholding obligations related to any award under the 2009 Plan or 2023 Plan; and
•
Shares that are subject to a stock appreciation right that are not delivered on exercise or settlement.

Shares of Common Stock issued through the assumption or substitution of awards in connection with a future acquisition of another entity will not reduce the shares available for issuance under the 2023 Plan.

Warrants Outstanding

A summary of warrant activity during the year ended December 31, 2025 is as follows:

	Number of Shares Issuable on Exercise	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding, December 31, 2024	154,744	$303.30	3.62	$36,242
Issued	590,929	3.36	0.00	—
Exercised	(298,000)	3.36	0.00	—
Outstanding, December 31, 2025	447,673	$107.03	3.53	$—
Exercisable, December 31, 2025	447,673	$107.03	3.53	$—

The weighted average fair value of the warrants issued during the years ended December 31, 2025 and 2024 was based on a Black-Scholes pricing model using the following assumptions:

	2025	2024
Expected volatility	70% - 75%	70.0%
Expected term of warrant	5	5
Range of risk-free interest rate	4.0% - 4.4%	4.8%
Dividend yield	0%	0%

Option Outstanding

A summary of option activity during the year ended December 31, 2025 is as follows:

	Number of Shares Issuable on Exercise	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Aggregate Intrinsic Value
Outstanding, December 31, 2024	147,110	$36.07	9.36	$7,100
Expired/Cancelled	(44,231)	26.97	—	—
Outstanding, December 31, 2025	102,879	$39.98	8.26	$—
Vested/Exercisable, December 31, 2025	45,377	$52.52	7.91	$—

The weighted average fair value of options granted during the years ended December 31, 2025 and 2024 was based on a Black-Scholes pricing model using the following assumptions:

	2025	2024
Expected volatility	—	70% - 71%
Expected term of option	—	6.0 - 7.0
Range of risk-free interest rate	—	3.9% - 4.6%
Dividend yield		0%

The Company recorded stock-based compensation expense for options of $692,790 and $827,043 for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, there was approximately $1,177,542 of total unrecognized compensation expense related to unvested stock options, which will be recognized over the weighted average remaining vesting period of 2.14 years.

NOTE 14 – RELATED PARTY TRANSACTIONS

In conjunction with the ATM Financing, the 2025 Private Placement, the 2024 Private Placement, the Company engaged Brookline, of which a Board member is a managing partner. The Company paid aggregate fees of $186,699 and aggregate legal fees of $60,000 to Brookline related to the ATM Financing and the 2025 Private Placement. Additionally, the Company paid Brookline a fee of $212,212 and legal fees of $39,726 related to the 2024 Private Placement.

On the closing date of the 2025 Private Placement, the Company issued the Placement Agent Warrant as detailed in Note 13 to Brookline. The fair value of the Placement Agent Warrant at issuance was approximately $311,000. Upon the Reverse Stock Split, the adjustment provision for the Placement Agent Warrant was triggered. As a result, the total shares issuable on exercise of the Placement Agent Warrant increased to 32,643, and the exercise price was reduced to $3.92. The incremental consideration for the Placement Agent Warrant related to such adjustment was approximately $26,000. As a result of shares sold as part of the ATM Financing, the adjustment provision on the Common Stock Warrants and the Placement Agent Warrant was triggered. As a result, the exercise price of such warrants was reduced to $3.36, and the total shares issuable on exercise of the Placement Agent Warrant increased to 38,131. The incremental consideration for the Placement Agent Warrant related to such adjustment was approximately $6,000.

On the closing date of the 2024 Private Placement, the Company issued a warrant for 2,993 shares of Common Stock to Brookline. This warrant has an exercise price of $84.38 and a term of five years. The fair value of the warrant at the time of issuance was $129,495.

The Company’s then Chief Executive Officer invested $25,000 in the 2024 Private Placement, purchasing 289 shares of Common Stock at a price of $86.50 per share, which was the market price on the closing date of the 2024 Private Placement.

During the year ended December 31, 2023, entities affiliated with a partnership in which a Board member is a general partner purchased $50,000 of the 2023 Promissory Notes as detailed in Note 9. Upon maturity of these notes in 2024, the principal was repaid with the issuance of 19,000 shares of Common Stock with a fair value of $50,000.

The owner of Burns Ventures was a former stockholder of AxoBio. During the period ended March 26, 2024, the Company incurred interest expense of $89,448 on the Burns Notes prior to disposal. As of the closing date of the AxoBio Disposition, there was $5,610,000 and $89,448 of principal and accrued interest outstanding, respectively, related to the Burns Notes.

AxoBio used Ortho Express LLC (“OrthoEx”) for 3PL services. The former Chief Executive Officer of AxoBio, who served as an advisor to the Company from August 2023 until the closing date of the AxoBio Disposition, has an equity interest in OrthoEx and has a seat on its Board of Directors. The Company incurred $26,700 expense related to the services provided by OrthoEx for the year ended December 31, 2024. As of the closing of the AxoBio Disposition, the Company had a payable to this related party of $7,830.

NOTE 15 – INCOME TAXES

The Company accounts for income taxes under ASC 740, which provides for an asset and liability approach of accounting for income taxes. Under this approach, deferred tax assets and liabilities are recognized based on anticipated future tax consequences, using currently enacted tax laws, attributed to temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts calculated for income tax purposes. All of the company's pre-tax earnings were derived from domestic sources. The Company has not and does not expect to file income tax returns with respect to any foreign jurisdiction. In addition to federal taxes, the Company is subject to state taxation in Arizona, California, Delaware, Florida, Pennsylvania and Texas.

The components of the Company’s provision for income taxes for the years ended December 31, 2025 and 2024 are as follows:

	Year Ended December 31,
	2025	2024
Current:
Federal	$36,262	$(97,279)
State	—	—
Total current	36,262	(97,279)
Deferred:
Federal	(1,442,752)	(2,848,758)
State	1,113,750	(1,492,656)
Total deferred	(329,002)	(4,341,414)
Valuation allowance	329,002	4,341,414
Income tax expense (benefit)	$36,262	$(97,279)

For the year ended December 31, 2025, the Company received a net federal income tax refund of $265,576. and paid, net of refunds, $0 in state income taxes. The Company paid, net of refunds, $0 in federal and state income taxes in the year ended December 31, 2024.

The following reconciles the Company’s income taxes at the federal statutory rate to its reported income tax expense (benefit):

	Year Ended December 31,
	2025		2024
Federal taxes at statutory rate	$(1,442,494)	21.0%	$(2,257,026)	21.0%
Effects of:
State taxes, net of federal benefit	(83,407)	1.2%	(473,757)	4.4%
Stock-based compensation	145,486	(2.1)%	173,679	(1.6)%
Research and development expenses, net	(96,897)	1.4%	102,639	(1.0)%
Change in deferred tax rate	654,980	(9.5)%	(1,100,408)	10.2%
Accrued compensation	144,491	(2.1)%	(271,238)	2.5%
Loss on forward purchase agreement	—	—%	1,197,095	(11.1)%
Other	(52,160)	0.8%	(7,126)	(0.3)%
Valuation allowance	766,263	(11.2)%	2,538,863	(23.2)%
Income tax expense (benefit)	$36,262	(0.5)%	$(97,279)	0.9%

Significant components of the Company’s deferred tax assets as of December 31, 2025 and 2024 are summarized below.

	December 31,
	2025	2024
Deferred income tax assets:
Net operating losses	$9,872,228	$8,909,827
Accrued interest	1,745,522	1,770,766
Federal research and development tax credits	56,911	56,911
Amortization of research expense	333,083	460,061
Right of use asset	2,654	3,590
Non-qualified deferred compensation	689,833	551,492
Change in fair value of forward purchase agreement	3,703,852	4,361,287
Capitalization of start-up costs	303,802	386,345
Accrued liabilities	145,325	—
Gross deferred tax assets	16,853,210	16,500,279
Deferred income tax liabilities:
Depreciation and amortization	(28,424)	(36,090)
Change in fair value of acquisition liabilities	(31,595)	—
Gross deferred tax liabilities	(60,019)	(36,090)
Total net deferred tax assets	16,793,191	16,464,189
Valuation allowance	(16,793,191)	(16,464,189)
Net deferred income tax assets	$—	$—

As of December 31, 2025, the Company had approximately $35.7 million of federal and $44.8 million of state net operating loss carryforwards. Federal and state net operating loss carryforwards were approximately $29.5 million and $43.3 million, respectively, for the year ended December 31, 2024. The Company’s federal net operating loss carryforwards consist of approximately $7.4 million of pre-2018 net operating loss carryforwards, which expire after twenty years and begin to expire starting in 2028. The Company has approximately $28.3 million of post-2017 net operating losses that carry forward indefinitely. Future utilization of the net operating loss carryforwards is subject to certain limitations under Section 382 of the Internal Revenue Code. In addition, the Company has approximately $57,000 of federal research and development credit carryovers, which expire after twenty years and begin to expire starting in 2041. The Company utilized approximately $0 of such credits for tax year 2025. Future realization of the credit carryforwards is subject to certain limitations under Section 383 of the Internal Revenue Code. The Company has not undertaken any formal research and development credit study to calculate its credits.

The Company provides for a valuation allowance when it is more likely than not that it will not realize a portion of the deferred tax assets. The Company has established a valuation allowance against the net deferred tax asset due to the uncertainty that enough taxable income will be generated in those taxing jurisdictions to utilize the assets. Therefore, the Company has not reflected any benefit of such deferred tax assets in the accompanying consolidated financial statements. Our net deferred tax asset and valuation allowance increased by $329,006 and $4,341,414 for the years ended December 31, 2025 and 2024, respectively.

The Company is subject to U.S. federal income tax examinations by tax authorities for all tax years since inception due to unexpired net operating loss carryforwards originating in and after that year. In addition, the Company may be subject to income tax examinations by various state taxing authorities for tax years that vary by jurisdiction.

The Company has evaluated its income tax positions and has determined that it does not have any uncertain tax positions. The Company will recognize interest and penalties related to any uncertain tax positions through its income tax expense.

NOTE 16 – Discontinued Operations

AxoBio was acquired by the Company in August 2023 for (i) 128,178 shares of Common Stock and 4,243 shares of a newly designated series of Series A Convertible Voting Preferred Stock (the “Series A Preferred Stock”) issued upon the closing of the acquisition (the “Closing Share Consideration”), (ii) $8,000,000 in cash payable upon the delivery of AxoBio’s audited financial statements (the “Closing Cash Consideration”), and (iii) up to $9,000,000 in cash and up to $66,000,000 in shares of Common Stock that, in each case, were subject to the achievement of certain revenue targets and research and development milestones (the “AxoBio Earnout”).

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

The significant components of discontinued operations for the year ended December 31, 2024 are as follows:

Operating expenses:
Research and development	$89,972
General and administrative	470,686
Depreciation and amortization	636,449
Total operating expenses	1,197,107
Loss from operations	(1,197,107)
Other income (expense):
Amortization of debt discount	(4,242)
Interest expense, related party	(89,448)
Interest expense	(17,571)
Total other (expense) income	(111,261)
Loss before income taxes	(1,308,368)
Income tax benefit, deferred	156,092
Discontinued operations, net	$(1,152,276)

NOTE 17 – Subsequent Events

Private Placement

On March 16, 2026 (the “Closing Date”), the Company closed a private placement, whereby we received gross proceeds of approximately $200,000 for the sale of 689,656 shares of Common Stock at an offering price of $0.29 per share to International Capital Partners LLC., a Florida limited liability company (“ICP”).

Chairman and Chief Executive Officer Transition

The Company and Rajiv Shukla, the Company’s former Chairman and Chief Executive Officer, mutually agreed that Mr. Shukla would no longer serve as our Chairman, director and Chief Executive Officer as of the Closing Date. In connection with Mr. Shukla's separation from the Company, he and the Company entered into a separation and release of claims agreement, dated March 12, 2026 (the “Separation Agreement”), pursuant to which Mr. Shukla will receive a monthly payment of $30,000 for a period of 12 months (the “Severance Period”), beginning in April 2026; provided that the Severance Period shall increase to 18 months in the event that, within three months following the effective date of the Separation Agreement, the Company consummates a transaction or transactions resulting in any “person” (as such term is used in Sections 13(d) and 14(d) of the Exchange Act) becoming a “beneficial owner” (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of the Company representing 50% or more of the total power to vote for the election of directors of the Company. In addition, Mr. Shukla may receive a one-time, lump sum cash payment in satisfaction of the Executive’s accrued and unpaid bonus in the amount of $480,000 upon the closing of a capital raise of at least $1,000,000.

Effective as of the Closing Date, Janakiram Ajjarapu was appointed by the Board as a director of the Company, the Chairman of the Board and the Company’s Chief Executive Officer. Mr. Ajjarapu is the managing member of, and holds a direct minority membership interest in, ICP and serves as the trustee of a family trust that holds the remaining outstanding membership interests in ICP.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. During the course of its evaluation, management identified material weaknesses in the Company’s internal controls over the classification of operating expenses in the second quarter of 2025 and the accounting treatment for a complex transaction in the third quarter of 2025. We have addressed these weaknesses by adopting a policy requiring formal documentation to substantiate the accounting treatment for all material transactions, including references to the relevant authoritative guidance.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2025. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that during the period covered by this report, our disclosure controls and procedures were not effective as described above.

Management’s Report on Internal Control over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2025. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Based on our assessments and those criteria, management concluded that, as of December 31, 2025, our internal control over financial reporting was not effective as described above.

Changes in Internal Control Over Financial Reporting

Except as described above, there has been no change in our internal control over financial reporting during the most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

During the three months ended December 31, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors

The following table sets forth information concerning our directors as of March 27, 2026. The biographical description of each director includes the specific experience, qualifications, attributes and skills that our Board would expect to consider if it were making a conclusion as to whether such person should serve as a director.

Name	Age	Position
Janakiram Ajjarapu	57	Chairman, Chief Executive Officer and Class III Director
Richard Upton	62	Class I Director
Kathryn Gregory	64	Class II Director
Scott Frisch	57	Class II Director
Gilles Spenlehauer	66	Class II Director
Patrick Sturgeon	49	Class III Director

Janakiram Ajjarapu was appointed our Chairman and Chief Executive Officer on March 16, 2026. Mr. Ajjarapu has served as the Chief Executive Officer of RA Capital Funding LLC since January 2023, of STP Brokerage Inc. since March 2021, and of Especially Yours Inc. since July 2025. From March 2024 through October 2024, he also served as Chief Executive Officer of Ashley Stewart Inc. From July 1995 to December 2024, he was the President and Chief Executive Officer of Global Information Technology (GIT), a $50 million revenue company offering IT staff augmentation and consulting services to Fortune 100 companies. With extensive experience in technology, ethanol production, and business management, Mr. Ajjarapu has founded and co-founded multiple successful ventures. He holds a bachelor’s degree in Electronics and Communication Engineering from the Institution of Engineers (India) and an MBA from the University of South Florida. We believe that Mr. Ajjarapu is qualified to serve on our Board due to his extensive executive, operations and investment experience.

Richard Upton has served as a member of the Board since April 2011. Mr. Upton is a General Partner at Harbor Light Capital Partners, a private investment firm seeking to invest in early-stage companies. Previously, he was the founder and President of Upton Advisors, LLC, a boutique investment bank serving middle-market and emerging healthcare companies throughout the United States. Mr. Upton has been advising companies since 1992, both as a senior healthcare investment banker for Salomon Brothers and later as an independent advisor. In addition to our Board, Mr. Upton serves on the boards of Anuncia Medical (Chairman), Alcyone Therapeutics, and Medicinal Genomics Corp, and previously served on the boards of Home Diagnostics, Inc. (NASDAQ: HDIX - acquired by Nipro Corporation), Castlewood Surgical and Courtagen Life Sciences. Mr. Upton currently serves on the investment committee of the Endowment for Health and served ten years on the investment committee of the New Hampshire Charitable Foundation. He is also the former Chairman of The Pine Hill Waldorf School. Mr. Upton received his M.B.A. degree from The Darden School at the University of Virginia and a dual B.A. degree in Economics and English from Amherst College. We believe that Mr. Upton is qualified to serve on our Board due to his experience as an investor and familiarity with the financial operations of a broad range of companies.

Kathryn Gregory has served as a member of the Board since September 2021. Ms. Gregory has over 25 years of executive leadership experience in both startup and mid-sized biotechnology and pharmaceutical companies. Ms. Gregory has extensive experience in international business development, including corporate strategy, negotiations, mergers and acquisitions, alliance management and operational expertise in marketing, strategic sourcing, and procurement. Ms. Gregory is currently Vice President and Head of Global Business Development at Antengene Corporation, a hematology and oncology company focused on innovative medicines for patients in the Asia Pacific Region and worldwide. Prior to Antengene, Ms. Gregory was Chief Business Officer of Aileron Therapeutics, a Boston-based oncology company. Previously, Ms. Gregory was President of KG BioPharma Consulting LLC, a strategic advisory company, where she assisted small and mid-size biopharma companies in a range of corporate strategy and business development activities. Prior to her consulting career, Ms. Gregory was Co-Founder and CEO of Seneb BioSciences, an early-stage, rare disease company that was sold to a mid-sized biotech firm in 2017. Earlier in her career, Ms. Gregory worked in senior roles in pharmaceutical and biotechnology companies, including Purdue Pharma, where she was responsible for business development transactions for new therapeutic indications. Prior to Purdue, Ms. Gregory was at Shire Pharmaceuticals and was responsible for business development transactions for the Neuroscience and Ophthalmology business units. Ms. Gregory received her M.B.A. from Pepperdine University and her B.A. from the University of California, Berkeley. We believe that Ms. Gregory is qualified to serve on our Board due to her extensive executive leadership experience.

Scott Frisch has served as a member of the Board since November 2023 and has served as Chief Operating Officer and Chief Financial Officer of AARP since 2014. AARP is the nation’s largest nonprofit, nonpartisan organization focused on issues affecting more than

100 million people ages 50 and older. In this role, he leads AARP’s operational and financial matters, including human resources, information technology, real estate and facilities management, as well as data and analytics performance management. Previously, Mr. Frisch served as Managing Director at Bank of America, Chief Financial Officer at Natixis Asset Management Services, and Assistant Controller at Putnam Investments. Mr. Frisch began his career at KPMG in an audit role. He graduated from Villanova University with a bachelor’s in accounting. We believe that Mr. Frisch is qualified to serve on our Board due to his extensive finance and operations experience.

Dr. Gilles Spenlehauer has served as a member of the Board since November 2023 and currently serves as Scientific Director of SDTech Group, a chemical manufacturing company. Prior to this role, he spent 17 years at L’Oreal, the world’s biggest cosmetics company, where he served in various leadership roles - most recently as Department Head of Science and Skills of the Future and as Worldwide Head of Advanced Research where he led a team of 700 scientists that contributed to numerous product innovations and were involved in scientific due diligence of acquisitions. Before L’Oreal, Dr. Spenlehauer served as Head of Pharmaceutical Sciences for Pfizer’s R&D operations in the UK. He began his career as a Scientist at Rhone-Poulenc Rorer in Paris, France. He graduated with a PhD in Biopharmacy from the Paris-Sud University with a post-doctoral fellowship in peptides from Washington University in St. Louis. We believe that Dr. Spenlehauer is qualified to serve on our Board due to his extensive experience in the cosmetics and life sciences industries.

Patrick Sturgeon has served as a member of the Board since July 2023 and was appointed as Vice Chairman of the Board in March 2025. Mr. Sturgeon currently serves as a Managing Director at Brookline Capital Markets, a division of Arcadia Securities, LLC (“BCAC”), since March 2016, and previously served as our Chief Financial Officer from inception until June 2023, and has nearly two decades of experience with M&A and equity capital market transactions in the healthcare and other sectors. Mr. Sturgeon served as Chief Financial Officer of Brookline Capital Acquisition Corp., a Nasdaq-listed special purpose acquisition company that raised $50 million in its initial public offering in January 2021 and successfully closed its initial business combination with Apexigen in August 2022. He has also served as a Managing Director at Brookline Capital Markets, a division of Arcadia Securities, LLC (“BCAC”) since March 2016. At Brookline, Mr. Sturgeon focuses on mergers and acquisitions, public financing, private capital raising, secondary offerings, and capital markets. On the public financing front, he focuses on SPAC transactions, primarily underwritten initial public offerings and initial business combinations. From July 2013 to February 2016, Mr. Sturgeon served as a Managing Director at Axiom Capital Management. He worked at Freeman & Co. from October 2002 to November 2011, where he focused on mergers and acquisitions in the financial services sector. Mr. Sturgeon received his B.S. in Economics from the University of Massachusetts, Amherst and his M.B.A. in Finance from New York University. We believe that Mr. Sturgeon is qualified to serve on our Board due to his extensive operations, finance, and investment experience.

Executive Officers

The following table sets forth information regarding our executive officers as of March 27, 2026:

Name	Age	Position
Janakiram Ajjarapu	57	Chairman, Chief Executive Officer, and Class III Director
Bryan Cassaday	57	Chief Financial Officer

Janakiram Ajjarapu serves as our Chief Executive Officer and Chairman. Information on Mr. Ajjarapu is included above under “Directors.”

Bryan Cassaday serves as our Chief Financial Officer and previously served as our Interim Chief Financial Officer from June 2023 to November 2023. Mr. Cassaday has over 30 years of experience serving in strategic financial leadership positions across multiple industries ranging in size from mid-size private-equity portfolio companies to large, publicly traded corporations. Prior to joining the Company, Mr. Cassaday was the Controller for Nevakar, Inc., a commercial-stage biopharmaceutical with an extensive portfolio of products in the areas of ophthalmics and critical care injectables from 2021 to 2023. In this role, Mr. Cassaday managed the accounting, finance, financial reporting, and planning functions. Prior to Nevakar, Mr. Cassaday was the Chief Financial Officer of Atalian Global Services from 2019 to 2020, Acting Chief Financial Officer and Controller of EMCOR Facilities Services from 2015 to 2019, and Controller of SeeChange Health from 2013 to 2015. From 1993 to 2013, Mr. Cassaday held accounting and finance leadership roles at Nationwide Financial, Prevail InfoWorks, Delaware Investments, and Delphi Financial Group. Mr. Cassaday began his career in Ernst & Young’s assurance group, where he was a senior auditor from 1990 to 1993. Mr. Cassaday received his B.S. in Accounting from Drexel University and is a Certified Public Accountant and Chartered Global Management Accountant.

Family Relationships and Certain Legal Proceedings

There are no family relationships between any of our directors or executive officers. There are no legal proceedings related to any of the directors or executive officers that must be disclosed pursuant to Item 401(f) of Regulation S-K.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act and regulations of the SEC thereunder require our directors, officers and persons who own more than 10% of our Common Stock, as well as certain affiliates of such persons, to file initial reports of their ownership of our Common Stock and subsequent reports of changes in such ownership with the SEC. Directors, officers and persons owning more than 10% of our Common Stock are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based solely on our review of the copies of such reports and amendments thereto received by us and written representations from these persons that no other reports were required, we believe that during the fiscal year ended December 31, 2025, our directors, officers and owners of more than 10% of our Common Stock complied with all applicable filing requirements.

Code of Conduct and Ethics

Our Board has adopted a Code of Business Conduct and Ethics that applies to all of our employees, officers and directors, including our Chief Executive Officer, Chief Financial Officer and other executive and senior financial officers. The full text of our Code of Business Conduct and Ethics is available on our website at https://healthxage.com/investors. A copy of the Code of Business Conduct and Ethics can also be obtained by submitting a written request to the Company at 2403 Sidney Street, Suite 300, Pittsburgh, PA 15203 or by email to ethics@healthxage.com. We intend to satisfy the disclosure requirements of Item 5.05 of Form 8-K regarding any amendment to, or waiver from, a provision of the Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions and relates to any element of the definition of code of ethics set forth in Item 406(b) of Regulation S-K by posting such information on our website at https://healthxage.com/investors.

We intend to disclose future amendments to certain provisions of our Code of Business Conduct and Ethics, or waivers of certain provisions as they relate to our directors and executive officers, at the same location on our website or in public filings. The information on our website is not intended to form a part of or be incorporated by reference into this Annual Report.

Insider Trading Policy

Our Board has adopted an Insider Trading Policy and associated procedures which govern the purchase, sale, and/or other dispositions of the Company’s securities by directors, officers and employees, and other covered persons, and the Company itself, which are reasonably designed to promote compliance with insider trading laws, rules and regulations. A copy of our Insider Trading Policy is filed as Exhibit 19.1 to this Annual Report.

Nominating and Corporate Governance Committee

Our nominating and corporate governance committee, whose current members are Richard Upton, Scott Frisch and Gilles Spenlehauer, is responsible for identifying individuals qualified to become members of our Board and ensuring that our Board has the requisite expertise and that its membership consists of persons with sufficiently diverse and independent backgrounds. Our nominating and corporate governance committee, in recommending director candidates for election to our Board, is expected to consider candidates who, at a minimum, have high standards of personal and professional ethics and integrity, proven achievement and competence in the nominee’s field and ability to exercise sound business judgment, skills that are complementary to those of the existing Board, the ability to assist and support management and make significant contributions to the Company’s success, and an understanding of the fiduciary responsibilities that are required of a member of the Board and the commitment of time and energy to diligently carry out those responsibilities. In evaluating director candidates, our nominating and corporate governance committee also considers the following criteria:

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

Stockholders may recommend individuals to our nominating and corporate governance committee for consideration as potential director candidates by submitting the names of the recommended individuals, together with appropriate biographical information and background materials, to the nominating and corporate governance committee, c/o Longevity Health Holdings, Inc., 2403 Sidney Street, Suite 300, Pittsburgh, Pennsylvania 15203. In the event there is a vacancy, and assuming that appropriate biographical and background material has been provided on a timely basis, our nominating and corporate governance committee will evaluate stockholder-recommended candidates by following substantially the same process and applying substantially the same criteria as it follows for candidates submitted by others.

Audit Committee

The current members of the Audit Committee are Scott Frisch, Patrick Sturgeon, and Richard Upton. Mr. Frisch chairs the Audit Committee. Under the Audit Committee’s written charter, the Audit Committee is required to have at least three members. The charter also requires that the Audit Committee be composed solely of independent directors. Each member of our Audit Committee qualifies as an independent director for Audit Committee purposes under Listing Rule 5605(a)(2) of The Nasdaq Stock Market LLC, as required by the Audit Committee’s charter. Each of Mr. Frisch, Mr. Sturgeon, and Mr. Upton is financially literate, and Mr. Frisch qualifies as an “audit committee financial expert” as defined in applicable SEC rules. During the fiscal year ended December 31, 2025, the Audit Committee met four times. The Audit Committee’s written charter, as adopted by the Board, sets out the following functions and responsibilities of the Audit Committee. The Audit Committee charter is located at https://healthxage.com/investors. The information contained in or accessible from our website is not incorporated by reference in this Annual Report or in any other filings we make with the SEC. We have included our website address in this Annual Report solely as an inactive textual reference.

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
•
take or recommend that the Board take appropriate action to oversee the qualifications, independence and performance of the Company’s independent auditors;
•
prepare the report required by the rules of the SEC to be included in the Company’s annual proxy statement;
•
appoint, retain, terminate, and determine the compensation of, and assess the independence of, our independent auditors;
•
pre-approve audit and permissible non-audit services, and the terms of such services, to be provided by our independent auditors; and
•
conduct an appropriate review of all related party transactions for potential conflict of interest situations on an ongoing basis, and the approval of the Audit Committee shall be required for all such transactions.

Item 11. Executive Compensation.

Executive Compensation

Our named executive officers, or NEOs, determined pursuant to Item 402 of Regulation S-K for the year ended December 31, 2025, consist of the following:

•
Rajiv Shukla, our former Chairman and Chief Executive Officer;
•
Bryan Cassaday, our Chief Financial Officer; and
•
Kendra Bracken-Ferguson, our former Chief Executive Officer

In January 2025, the Company and Ms. Bracken-Ferguson mutually agreed that Ms. Bracken-Ferguson would no longer serve as the Chief Executive Officer of the Company, effective as of January 20, 2025. Effective as of January 24, 2025, the Board appointed Mr. Shukla, the Company’s then Executive Chairman, as the Chief Executive Officer of the Company. Effective March 16, 2026, Mr. Shukla stepped down from his positions as the Chief Executive Officer of the Company, a Class III director of the Company and the Chairman of the Board.

Summary Compensation Table

The following table presents information regarding the total compensation awarded to, earned by or paid to our NEOs for services rendered to us in all capacities for the years ended December 31, 2025 and 2024. In addition to serving as our Chief Executive Officer, Mr. Shukla served as the Chairman of our Board during the years ended December 31, 2025 and 2024, but received no additional compensation for his service in this role.

Name and Principal Position	Year	Salary ($)		Bonus ($)		Option Awards ($)(5)	Stock Awards ($)	All Other Compensation ($)(6)		Total ($)
Rajiv Shukla	2025	360,000		450,000	(1)	–	–	–		810,000
Former Chairman and Chief	2024	360,000		–		531,742	–	–		891,742
Executive Officer

Bryan Cassaday	2025	245,000		183,750	(2)	–	–	–		428,750
Chief Financial Officer	2024	245,000		–		58,696	–	–		303,696

Kendra Bracken-Ferguson	2025	15,962	(3)	–		–	–	150,000	(4)	165,962
Former Chief Executive Officer	2024	127,500	(3)	–		794,744	–	–		922,244

(1)
Under the terms of Mr. Shukla’s Separation Agreement (as defined below), the bonus awarded to Mr. Shukla for 2025 is payable upon the closing of a capital raise of at least $1,000,000.
(2)
Mr. Cassaday’s bonus for 2025 is payable upon the determination that our cash balances are sufficient to pay his bonus in full and fund ninety days of the Company’s budgeted fixed operating expenses. As of March 27, 2026, the bonus remains unpaid.
(3)
Ms. Bracken-Ferguson became our Chief Executive Officer in July 2024 and served in this role until her departure from the Company in January 2025. The base salary amounts presented are prorated for each partial year of service.
(4)
In connection with Ms. Bracken-Ferguson’s separation from the Company in January 2025, Ms. Bracken-Ferguson and the Company entered into a separation and release of claims agreement, pursuant to which she was paid cash payments in the aggregate amount of $150,000.
(5)
Amounts shown in this column represent the aggregate grant date fair value of the stock options awarded to the NEOs in fiscal year 2024. These values were determined in accordance with FASB ASC Topic 718 using a Black-Scholes model. For a discussion of the assumptions and methodologies used to calculate the amounts referred to above, please see the discussion of option awards contained in Note 2 and Note 13 to the accompanying consolidated financial statements. The amounts reported in this column reflect the accounting cost for these stock options and do not correspond to the actual economic value that may be received by the NEOs upon the exercise of the stock options.
(6)
Except as disclosed in Note 4, the NEOs received no perquisites or benefits that were not available generally to all employees.

Narrative Disclosure to the Summary Compensation Table

Elements of Compensation

The compensation of our NEOs generally consists of base salary, annual cash bonus opportunities, long-term incentive compensation in the form of equity awards and other benefits, as described below.

2025 Base Salaries

The base salary payable to each NEO is intended to provide a fixed component of compensation reflecting the executive’s skill set, experience, role, responsibilities, and contributions. Each NEO’s initial base compensation was specified in their employment agreement, as described below, and is reviewed (and, if applicable, adjusted) from time to time by our Board’s compensation committee (the “Compensation Committee”). For 2025, the annualized base compensation equaled $360,000 for Mr. Shukla, $245,000 for Mr. Cassaday, and $300,000 for Ms. Bracken-Ferguson.

Annual Performance-Based Bonus

Our NEOs are eligible for a performance-based cash bonus opportunity expressed as a percentage of their respective annual base salary that can be achieved at a target level by meeting predetermined corporate and individual performance objectives. These performance objectives include, among others, strategic goals, operational milestones and capital resource and cost management initiatives. Mr. Shukla, Mr. Cassaday, and Ms. Bracken-Ferguson each had the opportunity to earn an annual bonus with a target of 50%, 20%, and 50%, respectively, of their total base compensation in effect as of the end of the applicable year. The actual amount of such annual bonus paid is solely determined by our Compensation Committee based on the satisfactory achievement of corporate and/or personal objectives set by the committee. Bonuses awarded in 2025 were in excess of each NEO’s target, as no bonuses had been awarded for any year prior to 2025 in order to conserve cash. The Compensation Committee determined that above-target payouts were appropriate in recognition of each NEO’s sustained individual contributions during the period in which no bonuses were paid. The Compensation Committee also determined that above-target payouts were necessary to retain and motivate the NEOs, particularly in light of the extended period during which no bonuses were paid and the competitive market for executive talent.

Long-Term Equity Awards

Our equity-based incentive awards are designed to align the interests of the Company and the interests of its stockholders with those of its employees and consultants, including the NEOs. The Board or Compensation Committee approves equity-based grants. The NEOs received options to purchase shares of Common Stock in 2024. Such options vest over four years, with 25% of the option vesting on the one-year anniversary of the grant, with the remaining options vesting thereafter in equal monthly installments over a period of thirty-six (36) months. Vesting ceases immediately upon termination of employment or service for any reason, and any portion of this option that has not vested on or prior to the date of such termination is forfeited on such date. See “Outstanding Equity Awards at Fiscal Year-End” for more information regarding equity awards made in 2024 to the NEOs.

The Compensation Committee typically grants equity awards, including to NEOs, during its regularly scheduled meetings. However, the timing of this approval may be changed in the event of extraordinary circumstances, including in connection with mid-year promotions and new hires. The Compensation Committee does not take material nonpublic information into account when determining the timing and terms of equity awards. The Compensation Committee does not time the release of material nonpublic information to affect the value of executive compensation.

Employment Agreements with Our NEOs

Rajiv Shukla

In 2024, we entered into an amended and restated employment agreement with Mr. Shukla (the “Employment Agreement”). Pursuant to this agreement, Mr. Shukla received an annual salary of $360,000 (the “Base Salary”). In addition, the right to receive fully vested shares of Common Stock granted to Mr. Shukla as part of his 2023 annual base compensation under his employment agreement dated December 2023 was cancelled.

In addition, Mr. Shukla had the opportunity to earn an annual bonus with a target amount of 50% of his Base Salary in effect at the end of the applicable year. The amount of such annual bonus will be solely determined by the Compensation Committee based on the satisfactory achievement of corporate and/or personal objectives set by the Compensation Committee.

Mr. Shukla’s employment agreement also required him to enter into a restrictive covenants agreement that contains customary covenants, including with respect to certain confidentiality, non-competition and non-solicitation obligations. Mr. Shukla was also eligible to participate in our employee benefit plans that are generally available to other employees.

Under the Employment Agreement, if Mr. Shukla was terminated by the Company without “cause” or upon Mr. Shukla’s resignation for “good reason” (each as defined in the Employment Agreement), he would have become entitled to, in addition to any unpaid portion of Mr. Shukla’s Base Salary or unpaid portion of any annual bonus that would have been earned with respect to the fiscal year ended immediately prior to such termination, (a) a pro rata bonus for the year of termination, (b) 12 months Base Salary, and (c) 12 months of COBRA coverage. If such termination occurred within three months preceding or 15 months following a “change in control” (as defined in the Employment Agreement), (a) he would have become entitled to, in addition to the unpaid portion of any annual bonus that would have been earned with respect to the fiscal year ended immediately prior to such termination, (i) a pro rata bonus for the year of termination, (ii) 18 months Base Salary, (iii) 18 months of COBRA coverage, and (b) all outstanding time-based equity awards of Mr. Shukla will accelerate and vest upon the later of such termination and the change in control. If Mr. Shukla was terminated by the Company due to death or “disability” (as defined in the Employment Agreement), he would have become entitled to a pro rata bonus for the year of termination. The foregoing severance payments and benefits would have been subject to Mr. Shukla executing and not revoking a general release of claims against the Company and its affiliates.

Effective March 16, 2026, Mr. Shukla stepped down from his positions as the Chief Executive Officer of the Company, a Class III director of the Company and the Chairman of the Board. The cessation of Mr. Shukla’s service with the Company was the result of a mutual agreement between Mr. Shukla and the Company related to the Company’s strategic objectives and not due to any disagreement between the Company and Mr. Shukla regarding the Company’s operations, policies, or practices.

The Company and Mr. Shukla entered into a Separation and Release of Claims Agreement (the “Separation Agreement”) on March 13, 2026. Pursuant to the Separation Agreement, subject to Mr. Shukla executing, and not revoking, a general release of claims set forth in the Separation Agreement, and ongoing compliance with the restrictive covenants applicable to him, the Company will provide Mr. Shukla with severance payments set forth in the Separation Agreement, including: (i) monthly payments of $30,000 for a period of 12 months (the “Severance Period”), provided that the Severance Period shall be extended to 18 months in the event that, within three months following the effective date of the Separation Agreement, the Company consummates a transaction or transactions resulting in any “person” (as such term is used in Sections 13(d) and 14(d) of the Exchange Act) becoming a “beneficial owner” (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of the Company representing 50% or more of the total power to vote for the election of directors of the Company; and (ii) a one-time, lump sum cash payment in satisfaction of Mr. Shukla’s accrued and unpaid bonus of $450,000 for 2025 and a prorated bonus of $30,000 for 2026 upon the closing of a capital raise of at least $1 million. Any vested or unvested stock options or other equity awards held by Mr. Shukla, including those awarded under the Company’s 2023 Long-Term Incentive Plan, and any rights to future equity awards granted under Mr. Shukla’s Amended and Restated Executive Employment Agreement, dated July 30, 2024, were forfeited upon the cessation of Mr. Shukla’s employment with the Company. Mr. Shukla has agreed that, during the Severance Period, he will provide occasional assistance to the Company as reasonably requested, including making periodic introductions to his financial and commercial contacts in his sole and absolute discretion and leveraging his expertise and institutional knowledge for the benefit of the Company.

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

Under Mr. Cassaday’s employment agreement, he is entitled to certain severance payments in connection with a termination of employment by the Company without Cause (as defined in his employment agreement) or by Mr. Cassaday for Good Reason (as defined in his employment agreement) (each such termination, a “Qualifying Termination”), subject to his timely execution of a release of claims. If a Qualifying Termination occurs within three months prior to or 12 months following a Change in Control (defined as a “Protected Period” in his employment agreement), Mr. Cassaday would be entitled to receive monthly cash severance payments equal to one-twelfth of his annual salary for a nine-month period. If a Qualifying Termination occurs other than during the Protected Period, then Mr. Cassaday would be entitled to receive such monthly cash severance payments for a six-month period. In the event of a Qualifying Termination, Mr. Cassaday would also be entitled to receive his compensation, including any unpaid bonus with respect to the prior fiscal year and payment of the applicable monthly premium payable for COBRA continuation coverage for six or nine months, as applicable, to the extent such premium exceeds the monthly amount charged to active similarly-situated employees of the Company for the same coverage. In the event that such a Qualifying Termination occurs during a Protected Period, Mr. Cassaday would be entitled to receive his bonus at the target level, as well as accelerated vesting in full of all time-based equity awards, as more fully described in the Employment Agreement.

In connection with a termination of his employment for any other reason, Mr. Cassaday would only be entitled to receive his already accrued compensation, provided that he would only be entitled to receive his accrued and unpaid bonus in connection with termination for death or disability.

Mr. Cassaday's employment agreement also required him to enter into a restrictive covenants agreement that contains customary covenants, including with respect to certain confidentiality, non-competition, and non-solicitation obligations. Mr. Cassaday was also eligible to participate in our employee benefit plans that are generally available to other employees.

Kendra Bracken-Ferguson

In July 2024, we entered into an employment agreement with Ms. Bracken-Ferguson. Prior to separating from the Company in January 2025, our employment agreement with Ms. Bracken-Ferguson provided for an annual base salary of $300,000, a target bonus of 50% of her annual base salary, and eligibility to participate in our employee benefit plans that are generally available to other employees. In addition, Ms. Bracken-Ferguson’s employment agreement provided that she receive an initial grant of stock options with a grant date fair value of $700,000 and may receive equity awards at a time and on terms determined by the compensation committee in its discretion.

On January 20, 2025, the Company and Ms. Bracken-Ferguson mutually agreed that she would no longer serve as the Chief Executive Officer of the Company. In connection with Ms. Bracken-Ferguson’s separation from the Company, she and the Company entered into a separation and release of claims agreement, dated January 24, 2025, pursuant to which Ms. Bracken-Ferguson received cash payments in the aggregate amount of $150,000. All stock options granted to Ms. Bracken-Ferguson were unvested as of the date of her separation from the Company and, accordingly, were forfeited as of such date.

Restrictive Covenant Agreement

Mr. Shukla, Mr. Cassaday, and Ms. Bracken-Ferguson also entered into Restrictive Covenant Agreements, which include customary prohibitions against competition with Longevity and solicitation of Longevity’s customers and employees, both during employment and for two (2) years following any cessation of employment. The Restrictive Covenant Agreement also includes standard provisions relating to the Company’s intellectual property rights and prohibiting the executive from disclosing confidential information. Mr. Shukla, Mr. Cassaday, and Ms. Bracken-Ferguson’s employment agreements are conditioned on continued compliance with their respective Restrictive Covenant Agreements.

Outstanding Equity Awards at 2025 Fiscal Year-End

The following table sets forth information concerning outstanding equity awards held by each of our NEOs as of December 31, 2025.

Name	Grant Date	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)(1)	Option Exercise Price ($/share)	Option Expiration Date
Rajiv Shukla	10/09/2023	7,707	6,521	86.40	10/09/2033
	07/26/2024	5,313	9,688	30.00	07/26/2034
	10/11/2024	8,525	20,704	10.74	10/11/2034

Bryan Cassaday	07/26/2023	2,014	1,319	90.00	07/26/2033
	05/02/2024	264	402	61.50	05/02/2034
	10/11/2024	1,167	2,833	10.74	10/11/2034
(1)
Options granted to Mr. Shukla and Mr. Cassaday vest over four years, with 25% of the option vesting on the one-year anniversary of the grant, with the remaining options vesting thereafter in equal monthly installments over the remaining thirty-six (36) months. All options granted to Mr. Shukla were forfeited on the effective date of his separation from the Company.

2023 Long-Term Incentive Plan

In July 2023, the stockholders of the Company approved the 2023 Long-Term Incentive Plan (the “2023 Plan”), which replaced the Amended and Restated 2009 Stock Incentive Plan of Legacy Carmell (the “2009 Plan”). No new awards are being made under the 2009 Plan. Under the 2023 Plan, the Board may grant awards of stock options, stock appreciation rights, restricted stock, restricted stock units or other stock-based awards to employees and other recipients as determined by the Board. The exercise price per share for an option granted to employees owning stock representing more than 10% of the Company at the time of the grant cannot be less than 110% of the fair market value. Incentive and nonqualified stock options granted to all persons shall be granted at a price no less than 100% of the fair market value and any price determined by the Board. Options expire no more than ten years after the date of the grant. Incentive stock options to employees owning more than 10% of the Company expire no more than five years after the date of grant. The vesting of stock options is determined by the Board. Generally, the options vest over a four-year period at a rate of 25% one year following the date of grant, with the remaining shares vesting equally on a monthly basis over the subsequent thirty-six months.

The maximum number of shares that may be issued under the 2023 Plan is the sum of: (i) 34,880, (ii) an annual increase beginning on January 1, 2024 and each anniversary of such date prior to the termination of the 2023 Plan, equal to the lesser of (a) 4% of the outstanding shares of our Common Stock determined on a fully diluted basis as of the immediately preceding year-end and (b) such smaller number of shares as determined by the Board or compensation committee, and (iii) the shares of Common Stock subject to 2009 Plan awards, to the extent those shares are added into the 2023 Plan by operation of the recycling provisions described below.

The maximum number of shares of Common Stock that may be issued under the 2023 Plan through incentive stock options is 34,880, provided that this limit will automatically increase on January 1 of each year for a period of not more than ten years, commencing on January 1, 2024 and ending on (and including) January 1, 2032, by an amount equal to the lesser of 50,000 shares or the number of shares added to the share pool as of such January 1, as described in clause (ii) of the preceding sentence. The following shares will be added (or added back) to the shares available for issuance under the 2023 Plan:

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

401(k) Plan

We maintain a tax-qualified retirement plan that provides eligible employees, including our NEOs, with an opportunity to save for retirement on a tax-advantaged basis. Plan participants are able to defer eligible compensation subject to applicable annual limits established by the Internal Revenue Code of 1986, as amended, and any regulations promulgated thereunder. Employees’ pre-tax or Roth contributions are allocated to each participant’s individual account and are then invested in selected investment alternatives according to the participants’ directions. Employees are immediately and fully vested in their contributions. Longevity’s discretionary contributions to the plan are determined annually by the Board. No discretionary contributions were made to the 401(k) plan during the years ended December 31, 2025 and 2024. Our 401(k) plan is intended to be qualified under Section 401(a) of the Code, with our 401(k) plan’s related trust intended to be tax-exempt under Section 501(a) of the Code.

Health and Welfare Benefits

Our NEOs are eligible to participate in our group health and welfare plans that are generally available to all of our employees, including medical, dental, and vision benefits, short-term and long-term disability insurance, and life insurance. In fiscal 2025 and 2024, we did not provide our NEOs with any material benefits or perquisites that were not generally available to all of our employees.

Director Compensation

Non-Employee Director Compensation Policy

Directors who are not employees of the Company are eligible to receive compensation pursuant to our non-employee director compensation policy. Mr. Shukla, our Chairman and Chief Executive Officer, did not receive any compensation from us for his services on our Board.

Under our non-employee director compensation policy, non-employee directors are entitled to an annual retainer of $50,000.

Our Board may, in its discretion, permit a non-employee director to elect to receive any portion of the annual cash retainer in the form of fully vested shares of Common Stock in lieu of cash. In 2023, our non-employee directors also received one-time option grants, which are intended to provide equity compensation for board service for four years following the grant. The options are granted under, and subject to, the terms of our 2023 Plan.

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

2025 Director Compensation Table

The following table presents the total compensation for each person who served as a non-employee director of our Board during fiscal year 2025. Mr. Shukla, our Chairman of the Board and Chief Executive Officer, did not receive any compensation from us for his service on the Board during the fiscal year ended December 31, 2025. Mr. Shukla’s compensation during the fiscal year 2025 for his service as an executive officer of the Company is set forth above in “Executive Compensation – Summary Compensation Table.”

	Fees Earned or Paid in Cash	Total Compensation
Name	($)	($)(2)
Scott Frisch	50,000	50,000
Kathryn Gregory	50,000	50,000
Gilles Spenlehauer	50,000	50,000
Patrick Sturgeon (1)	50,000	50,000
Richard Upton	50,000	50,000

(1)
Mr. Sturgeon does not receive additional compensation for his service as Vice Chairman.
(2)
As of December 31, 2025, our non-employee directors held unexercised stock options as follows:

Name(1)	Number of Shares of Common Stock Underlying Unexercised Options
Scott Frisch	5,124
Kathryn Gregory	5,124
Gilles Spenlehauer	5,124
Patrick Sturgeon	5,124
Richard Upton	5,124
(1)
The outstanding stock awards held by Mr. Shukla as of December 31, 2025 are reported under the table under "Outstanding Equity Awards at 2025 Fiscal Year-End" above.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information at 2025 Fiscal Year End

The following table sets forth information with respect to securities authorized for issuance under our equity compensation plans as of December 31, 2025:

Plan Category	(a) Number of Securities to be Issued upon Exercise of Outstanding Options (1)(2)	(b) Weighted-Average Exercise Price of Outstanding Options(3)	(c) Number of Securities Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in column (a)) (4)
Equity Compensation Plans Approved by Security Holders	102,879	$39.98	92,349
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	102,879	$39.98	92,349

(1)
Consists of the 6,465 options under the 2009 Plan and 96,414 options under the 2023 Plan. As of the effective date of the 2023 Plan, no new awards were made under the 2009 Plan. For more information regarding the 2009 Plan and 2023 Plan, see Note 13 to the accompanying consolidated financial statements.
(2)
Consists of outstanding stock options, each exercisable for one share of Common Stock.
(3)
Represents the weighted average exercise price of outstanding stock options.
(4)
Consists of shares of Common Stock that were available for future issuance under the 2023 Plan.

Security Ownership of Certain Beneficial Owners, Executive Officers and Directors

The following table sets forth certain information known to us regarding the beneficial ownership of Common Stock as of March 27, 2026 for each of our NEOs, our directors, all of our executive officers and directors as a group, and each person known by us to be the beneficial owner of more than 5% of the outstanding shares of our Common Stock. Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she, or it possesses sole or shared voting or investment power over that security. Under those rules, beneficial ownership includes securities that the individual or entity has the right to acquire, such as through the exercise of warrants or stock options or the vesting of restricted stock units, within 60 days of March 27, 2026. Shares subject to warrants or options that are currently exercisable or exercisable within 60 days of March 27, 2026 or subject to restricted stock units that vest within 60 days of March 27, 2026 are considered outstanding and beneficially owned by the person holding such warrants or options for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Except as noted by footnote, and subject to community property laws where applicable, based on the information provided to us, we believe that the persons and entities named in the table below have sole voting and investment power with respect to all shares shown as beneficially owned by them. Unless otherwise noted, the business address of each of our directors and executive officers is c/o Longevity Health Holdings, Inc., 2403 Sidney Street, Suite 300, Pittsburgh, Pennsylvania 15203. The percentage of beneficial ownership of our shares of Common Stock is calculated based on 2,475,321 shares of Common Stock outstanding as of March 27, 2026.

Name and Address of Beneficial Owners	Number of Shares	% of Class
Directors and Executive Officers
Janakiram Ajjarapu (1)	689,656	28%
Rajiv Shukla (2)	111,530	5%
Scott Frisch (3)	2,922	*
Kathryn Gregory (4)	4,326	*
Gilles Spenlehauer (5)	2,922	*
Patrick Sturgeon (6)	6,529	*
Richard Upton (7) (8)	49,344	2%
Bryan Cassaday (9)	4,418	*
Kendra Bracken-Ferguson	—	—
All Directors and Executive Officers as a Group (8 Individuals)	871,680	35%
Five Percent Holders
None	—	—

* Less than 1%

(1)
Includes 689,656 shares of Common Stock directly owned by ICP. The business address for this entity is 169 Ramapo Valley Road, Suite LL-101, Oakland, NJ 07936. Mr. Ajjarapu is the managing member of, and holds a direct minority membership interest in, ICP and serves as the trustee of a family trust that holds the remaining outstanding membership interests in ICP. By virtue of this relationship, Mr. Ajjarapu may be deemed to share voting and investment power with respect to the shares held of record by ICP. Mr. Ajjarapu disclaims any such beneficial ownership except to the extent of his pecuniary interest.
(2)
Includes 1,342 shares of Common Stock that may be acquired by Mr. Shukla pursuant to the exercise of common stock warrants.
(3)
Includes 2,669 shares of Common Stock that may be acquired by Mr. Frisch pursuant to the exercise of stock options within 60 days of March 27, 2026.
(4)
Includes 3,576 shares of Common Stock that may be acquired by Ms. Gregory pursuant to the exercise of stock options within 60 days of March 27, 2026.
(5)
Includes 2,669 shares of Common Stock that may be acquired by Mr. Spenlehauer pursuant to the exercise of stock options within 60 days of March 27, 2026.
(6)
Includes 2,669 shares of Common Stock that may be acquired by Mr. Sturgeon pursuant to the exercise of stock options within 60 days of March 27, 2026, and 24 shares of Common Stock that may be acquired by Mr. Sturgeon pursuant to the exercise of warrants to acquire shares of Common Stock.
(7)
Includes 3,576 shares of Common Stock that may be acquired by Mr. Upton pursuant to the exercise of stock options within 60 days of March 27, 2026.
(8)
Includes 41,604 shares of Common Stock directly owned by Carmell Series of Harbor Light Direct Investment, LLC and 3,664 shares of Common Stock directly owned by Harbor Light Direct Investment, LP. The business address of these entities is 91 Court Street, Keene, NH 03431. Mr. Upton, a member of the Board, is General Partner at Harbor Light Capital Partners, which is affiliated with the entities listed above. By virtue of this relationship, Mr. Upton may be deemed to share voting and investment power with respect to the shares held of record by the entities listed above. Mr. Upton disclaims any such beneficial ownership except to the extent of his pecuniary interest.
(9)
Includes 4,277 shares of Common Stock that may be acquired by Mr. Cassaday pursuant to the exercise of stock options within 60 days of March 27, 2026.

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

Other than compensation and employment-related arrangements, including those described under the sections entitled “Executive Compensation” and “Director Compensation” in Item 11 and the transactions described below, since January 1, 2024, there has not been, and there is not currently proposed, any transaction or series of similar transactions to which:

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

ATM Financing and Private Placements

On the Closing Date, we closed the PIPE, whereby we received gross proceeds of approximately $200,000 for the sale of 689,656 shares of our Common Stock at an offering price of $0.29 per share, to ICP. The shares of Common Stock were offered and sold in the PIPE in reliance on the exemption from the registration requirements of the Securities Act, pursuant to Section 4(a)(2) thereof and/or Rule

506(c) of Regulation D promulgated thereunder, and applicable state securities laws. Effective as of the Closing Date, Janakiram Ajjarapu was appointed by the Board as a director of the Company, the Chairman of the Board and the Company’s Chief Executive Officer. Mr. Ajjarapu is the managing member of, and holds a direct minority membership interest in, ICP and serves as the trustee of a family trust that holds the remaining outstanding membership interests in ICP.

In conjunction with the ATM Financing, the 2025 Private Placement, and a private placement in 2024 resulting in gross proceeds to us of $3,000,950 (the “2024 Private Placement”), the Company engaged Brookline, of which Patrick Sturgeon, a director of the Company, is a managing partner. The Company paid a fee of $186,699 and legal fees of $60,000 to Brookline related to the ATM Financing and the 2025 Private Placement. Additionally, the Company paid Brookline a fee of $212,212 and legal fees of $39,726 related to the 2024 Private Placement.

On the closing date of the 2025 Private Placement, the Company issued the Placement Agent Warrant, as detailed in Note 13 to the accompanying consolidated financial statements, to Brookline. The fair value of the Placement Agent Warrant at issuance was approximately $311,000. Upon the Reverse Stock Split, the adjustment provision for the Placement Agent Warrant was triggered. As a result, the total shares issuable on exercise of the Placement Agent Warrant increased to 32,643, and the exercise price was reduced to $3.92. The incremental consideration for the Placement Agent Warrant related to such adjustment was approximately $26,000. As a result of shares sold as part of the ATM Financing, the adjustment provision on the Common Stock Warrants and the Placement Agent Warrant was triggered. As a result, the exercise price of such warrants was reduced to $3.36, and the total shares issuable on exercise of the Placement Agent Warrant increased to 38,131. The incremental consideration for the Placement Agent Warrant related to such adjustment was approximately $6,000.

On the closing date of the 2024 Private Placement, the Company issued a warrant for 2,993 shares of Common Stock to Brookline. This warrant has an exercise price of $84.38 and a term of five years. The fair value of the warrant at the time of issuance was $129,495.

The Company’s Chief Executive Officer invested $25,000 in the 2024 Private Placement, purchasing 289 shares of Common Stock at a price of $86.50 per share, which was the market price on the closing date of the 2024 Private Placement.

During the year ended December 31, 2023, entities affiliated with a partnership in which a Board member is a general partner purchased $50,000 of the 2023 Promissory Notes as detailed in Note 9. Upon maturity of these notes in 2024, the principal was repaid with the issuance of 19,000 shares of Common Stock with a fair value of $50,000.

Related Party Loans

As of the closing of the AxoBio Acquisition (as defined in Note 9 to the accompanying consolidated financial statements), AxoBio had several promissory notes outstanding to Burns Ventures LLC (“Burns Ventures”), with total principal outstanding of $5,610,000, which are referred to herein as the Burns Notes. The owner of Burns Ventures was a former stockholder of AxoBio. Interest on the Burns Notes was payable quarterly at a fixed interest rate of 7.00%. The Burns Notes required no monthly payments and were due in full on their maturity date of December 31, 2024. As of December 31, 2023 and the closing date of the AxoBio Disposition, there was $5,610,000 of principal and $98,982 and $89,448, respectively, of accrued interest outstanding related to the Burns Notes.

Independent Directors

Applicable rules of the OTCQB Market require the listed company’s board of directors to be comprised of at least two independent directors and its audit committee to be comprised of a majority of independent directors. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which, in the opinion of the Board, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our Board has determined that Scott Frisch, Kathryn Gregory, Gilles Spenlehauer, Patrick Sturgeon, and Richard Upton are independent as that term is defined in applicable OTCQB Market and SEC rules. In making its determinations, our Board has concluded that none of these directors has an employment, business, family or other relationship which, in the opinion of our Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. We expect that our independent directors will meet in executive session (without the participation of executive officers or other non-independent directors) at least two times each year.

Item 14. Principal Accounting Fees and Services.

The following is a summary and description of fees incurred by Adeptus Partners, LLC (PCAOB ID: 3686) (“Adeptus”) located in Ocean, New Jersey for the fiscal years ended December 31, 2025 and 2024.

Year Ended December 31,
Fee Category	2025	2024

Audit Fees (1)	$ 110,000	$ 95,000
Audit Related Fees (2)	—	—
Tax Fees (3)	—	—
All Other Fees (4)	—	—
Total	$ 110,000	$ 95,000
(1)
Consists of fees for services related to the audit of the Company’s consolidated financial statements, quarterly reviews of the Company’s unaudited interim consolidated financial statements, and consultation on significant accounting matters.
(2)
Audit-related fees include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Adeptus for consultations concerning financial accounting and reporting standards for the fiscal years ended December 31, 2025 and 2024.
(3)
We did not pay Adeptus for tax planning and tax advice for the years ended December 31, 2025 or 2024.
(4)
We did not pay Adeptus for other services for the years ended December 31, 2025 or 2024.

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

2.5†

Agreement and Plan of Merger, by and among the Company, Longevity Health Biomarkers, Inc., 20/20 Biolabs, Inc., and Jonathan Cohen, dated April 11, 2025 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 14, 2025).

2.6

First Amendment to Agreement and Plan of Merger, by and among the Company, Longevity Health Biomarkers, Inc., 20/20 Biolabs, Inc., and Jonathan Cohen, dated June 24, 2025 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 25, 2025).

2.7†

Agreement and Plan of Merger, by and among the Company, THP Sub, Inc., True Health Inc., and Truehealth Management Group LLC, dated July 14, 2025 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 14, 2025).

2.8†

First Amendment to Agreement and Plan of Merger, by and among the Company, THP Sub, Inc., True Health Inc., and Truehealth Management Group LLC, dated November 3, 2025 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 7, 2025).

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

10.2	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2023).
10.3+	2023 Long-Term Incentive Plan of Carmell Therapeutics Corporation (incorporated by reference to Exhibit 10.3 to Company’s Registration Statement on S-4/A filed with the SEC on June 23, 2023).
10.4+

Form of Grant Agreement under 2023 Long-Term Incentive Plan of Carmell Therapeutics Corporation (incorporated by reference Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2024.

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

10.14+

Executive Employment Agreement between Carmell Corporation and Bryan Cassaday, dated June 7, 2023 (incorporated by referenced to Exhibit 10.5 to the Company’s Registration Statement of Form S-4 filed with the SEC on May 5, 2025.

10.15+

Separation and Release of Claims, dated March 13, 2026, by and between Rajiv Shukla and Longevity
Health Holdings, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 17, 2026)

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
10.24

Collaboration Agreement, dated November 28, 2023, by and between Longevity Health Holdings, Inc. (as assignee of Elevai Labs, Inc.) and Yuva BioSciences, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 15, 2025).

10.25

Research & Development and Manufacturing Agreement, dated September 6, 2023, by and between Longevity Health Holdings, Inc. (as assignee of Elevai Labs, Inc.) and Allure Labs, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 15, 2025).

10.26

Common Stock Purchase Agreement, dated March 13, 2026, by and between Longevity Health Holdings, Inc. and International Capital Partners LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 17, 2026).

19.1

Longevity Health Holdings, Inc. Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed with the SEC on March 31, 2025.

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

Longevity Health Holdings, Inc.

Date: March 31, 2026	By:	/s/ Janakiram Ajjarapu
Name: Janakiram Ajjarapu
Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: March 31, 2026	By:	/s/ Bryan J. Cassaday
Name: Bryan J. Cassaday
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Janakiram Ajjarapu	Chief Executive Officer and Chairman	March 31, 2026
Janakiram Ajjarapu	(Principal Executive Officer)

/s/ Bryan J. Cassaday	Chief Financial Officer	March 31, 2026
Bryan Cassaday	(Principal Financial and Accounting Officer)

/s/ Scott Frisch	Director	March 31, 2026
Scott Frisch

/s/ Kathryn Gregory	Director	March 31, 2026
Kathryn Gregory

/s/ Gilles Spenlehauer	Director	March 31, 2026
Gilles Spenlehauer

/s/ Patrick Sturgeon	Director	March 31, 2026
Patrick Sturgeon

/s/ Richard Upton	Director	March 31, 2026
Richard Upton