Form 10-Q
period 2026-03-31
Longevity Health Holdings, Inc.
filed 2026-05-15
CIK 1842939

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 13, 2026, the registrant had 2,475,321 shares of common stock, $0.0001 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

LONGEVITY HEALTH HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2026	2025
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$313,396	$706,740
Accounts receivable	48,665	36,500
Inventory	734,968	963,028
Prepaid expenses	165,748	243,823
Total current assets	1,262,777	1,950,091
Operating lease right of use asset	277,939	300,221
Property and equipment, net of accumulated depreciation of $789,685 and $775,783, respectively	87,719	101,621
Intangible assets, net of accumulated amortization of $56,788 and $55,652, respectively	13,958	15,094
Total assets	$1,642,393	$2,367,027

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$5,046,277	$4,494,923
Accrued expenses and other liabilities	1,858,576	1,843,464
Accrued interest	1,175,845	1,175,845
Loans payable	115,342	189,939
Earnout liabilities	55,996	49,153
Operating lease liability	97,110	95,193
Consideration payable	—	67,742
Total current liabilities	8,349,146	7,916,259
Long-term liabilities:
Earnout liabilities, net of current portion	—	102,896
Operating lease liability, net of current portion	188,163	214,745
Total liabilities	8,537,309	8,233,900

Commitments and contingencies (see Note 9)

Stockholders’ deficit:
Series A convertible voting preferred stock, $0.0001 par value; 4,243 shares authorized, -0- shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	—	—
Common stock, $0.0001 par value; 250,000,000 shares authorized, 2,475,321 and 1,781,738 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	247	178
Additional paid-in capital	70,313,494	69,909,893
Accumulated deficit	(77,208,657)	(75,776,944)
Total stockholders’ deficit	(6,894,916)	(5,866,873)
Total liabilities and stockholders’ deficit	$1,642,393	$2,367,027

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LONGEVITY HEALTH HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Gross sales	$424,390	$534,943
Discounts and allowances	(32,626)	(24,590)
Net sales	391,764	510,353
Cost of sales	154,739	240,530
Gross profit	237,025	269,823

Operating expenses:
Selling and marketing	270,637	280,549
Research and development	55,488	196,912
General and administrative	1,224,354	1,275,161
Depreciation and amortization of intangible assets	15,038	23,952
Total operating expenses	1,565,517	1,776,574

Loss from operations	(1,328,492)	(1,506,751)

Other income (expense):
Other income	860	5,877
Interest expense	(3,450)	(4,993)
Change in fair value of earnout liabilities	96,053	—
Inventory write-down	(196,684)	—
Total other income (expense)	(103,221)	884

Loss from continuing operations before income taxes	(1,431,713)	(1,505,867)

Income tax expense	—	—

Net loss	$(1,431,713)	$(1,505,867)

Net loss per common share - basic and diluted:
Net loss per common share	$(0.75)	$(1.52)

Weighted average of common shares outstanding - basic and diluted	1,899,910	991,210

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LONGEVITY HEALTH HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

Three Months Ended March 31, 2026 and 2025

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at January 1, 2026	1,781,738	$178	$69,909,893	$(75,776,944)	$(5,866,873)
Common Stock issued, net of costs	689,656	69	189,932	—	190,001
Common Stock issued/issuable for Elevai Acquisition	3,927	—	67,742	—	67,742
Stock-based compensation expense	—	—	145,927	—	145,927
Net loss	—	—	—	(1,431,713)	(1,431,713)
Balance at March 31, 2026	2,475,321	$247	$70,313,494	$(77,208,657)	$(6,894,916)

Balance at January 1, 2025	696,969	$70	$64,158,930	$(68,871,662)	$(4,712,662)
Common Stock issued, net of costs	268,840	26	1,637,584	—	1,637,610
Common Stock issued/issuable for Elevai Acquisition	38,308	4	660,801	—	660,805
Stock-based compensation expense	—	—	114,829	—	114,829
Net loss	—	—	—	(1,505,867)	(1,505,867)
Balance at March 31, 2025	1,004,117	$100	$66,572,144	$(70,377,529)	$(3,805,285)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LONGEVITY HEALTH HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss from continuing operations	$(1,431,713)	$(1,505,867)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	145,927	114,829
Depreciation and amortization of intangible assets	15,038	23,952
Amortization of right of use assets	22,282	49,756
Change in fair value of earnout liabilities	(96,053)	—
Inventory write-down	196,684	—
Changes in operating assets and liabilities:
Accounts receivable	(12,165)	(14,102)
Inventory	31,376	15,204
Prepaid expenses	101,532	145,130
Accounts payable	551,354	317,040
Accrued expenses and other liabilities	15,112	149,392
Lease liability	(24,665)	(48,287)
Net cash used in operating activities	(485,291)	(752,953)

Cash flows from investing activities
Cash paid for Elevai Acquisition transaction costs	—	(150,000)
Net cash used in investing activities	—	(150,000)

Cash flows from financing activities:
Proceeds from issuance of Common Stock, net of costs	190,001	1,637,610
Repayment of loans	(98,054)	(121,749)
Net cash provided by financing activities	91,947	1,515,861

Net (decrease) increase in cash and cash equivalents	(393,344)	612,908
Cash and cash equivalents - beginning of period	706,740	157,139
Cash and cash equivalents - end of period	$313,396	$770,047

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LONGEVITY HEALTH HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Supplemental cash flow information:
Interest paid	$3,450	$4,993
Income taxes paid	—	—

Non-cash investing and financing activities:
Insurance premium financing agreements	$23,457	$—
Fair value of shares issued in Elevai Acquisition	67,742	660,805
Consideration payable	—	67,742
Earnout liabilities in Elevai Acquisition	—	301,633

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Longevity Health Holdings, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Risks and Uncertainties

Economic uncertainty in global markets, driven by geopolitical tensions, including ongoing conflicts in Europe and the Middle East, trade disputes, economic sanctions, and tariffs, has contributed to volatility in commodity prices, supply chain disruptions, inflationary pressures, and fluctuating interest rates. These conditions could materially and adversely affect the Company's business, financial condition, and results of operations if they persist or worsen.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025. The accompanying unaudited condensed consolidated financial statements include all adjustments that are of a normal recurring nature and necessary for the fair presentation of the results for the interim periods presented. Results for interim periods are not necessarily indicative of results to be expected for the full year.

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

Acquisitions

The Elevai Acquisition (as defined in Note 4) is accounted for as an asset purchase as it did not meet the screening test under GAAP to be considered a business in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805, Business Combinations (“ASC 805”). As such, the Purchased Assets and the Assumed Liabilities (each as defined in Note 4) are recognized at fair value, with the excess of the fair value of the purchase consideration allocated to the non-financial assets acquired.

The allocation of the purchase consideration requires management to make significant estimates in determining the fair values of assets acquired and liabilities assumed. These estimates are based on information obtained from management of the acquired companies and historical experience. Such estimates can include, but are not limited to, the cash flows that an asset is expected to generate in the future and the cost savings expected to be derived from acquiring an asset. These estimates are inherently uncertain and unpredictable, and if different estimates were used, the purchase consideration for the acquisition could be allocated to the acquired assets and liabilities differently from the allocation that the Company has made.

Segment Reporting

ASC Topic No. 280, Segment Reporting (“ASC 280”), establishes standards for the way that public business enterprises report information about operating segments in their annual consolidated financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. ASC 280 also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company’s business segments are based on the organizational structure used by the Company's chief executive officer, who is its chief operating decision maker for making operating and investment decisions and for assessing performance. The Company’s chief executive officer views the Company’s operations and manages its business in one operating segment, which is principally the business of developing and commercializing bio-aesthetic products.

Cash and Cash Equivalents

Cash includes cash on hand and demand deposit accounts, and cash equivalents include highly liquid instruments with maturities of three months or less. Cash and cash equivalents are held by financial institutions and are federally insured up to certain limits. At times, the Company’s cash and cash equivalents balance exceeds the federally insured limits, which potentially subjects the Company to concentrations of credit risk. As of March 31, 2026, the Company had no cash balances in excess of such limits. As of March 31, 2026 and December 31, 2025, the Company had cash equivalents of $50,760 and $25,689, respectively.

Accounts Receivable

Accounts receivable are recorded at the original invoice amount. Receivables are considered past due based on the contractual payment terms. The Company reserves a percentage of its trade receivable balance based on collection history and current economic trends that it expects will impact the level of credit losses over the life of the Company’s receivables. These reserves are re-evaluated on a regular basis and adjusted as needed. Once a receivable is deemed to be uncollectible, it is charged against the reserve. The Company had no reserves for uncollectible receivables as of March 31, 2026 and December 31, 2025.

Inventory

The Company’s inventory consists of raw materials, work-in-process, and finished goods and is stated at the lower of cost or net realizable value. Cost is calculated by applying the average cost method. The Company regularly reviews inventory on hand and writes down any inventory that it believes to be impaired to its net realizable value. Management considers forecast demand in relation to the inventory on hand, the competitiveness of product offerings, market conditions, and product life cycles when determining excess and obsolescence and net realizable value adjustments. For the three months ended March 31, 2026, the Company recorded an inventory write‑down of $107,322 related to the expiration of raw materials. In addition, as of March 31, 2026, the Company recorded an $89,362 reserve for excess inventory based on its inventory aging, demand forecasts, and product expiration profiles. As of December 31, 2025, management concluded that no such reserve was necessary.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Maintenance and repair charges are expensed as incurred. Fixed assets are depreciated using the straight-line method, utilizing the following estimated useful lives:

•
Equipment – 5-7 years
•
Leasehold improvements – The lesser of 10 years or the remaining life of the lease
•
Furniture and fixtures – 7 years

Intangible Assets

Finite-lived intangible assets are related to patent costs directly associated with the submission of Company patent applications. These intangible assets are carried at cost and amortized based on an estimated economic benefit period of 16 years. The Company evaluates finite-lived intangible assets for impairment by assessing the recoverability of these assets whenever adverse events or changes in circumstances or business climate indicate that expected undiscounted future cash flows related to such intangible assets may not be sufficient to support the net book value of such assets. An impairment charge is recognized in the period of identification to the extent the carrying amount of an asset exceeds the fair value of such asset. Significant judgments required in assessing the impairment of intangible assets include the assumption that the Company only has a single reporting unit, identifying whether events or changes in circumstances require an impairment assessment, estimating future cash flows, determining appropriate discount and growth rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value and whether an impairment exists and, if so, the amount of that impairment. No asset impairment was recognized during the three months ended March 31, 2026 and 2025.

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

The Company has elected to apply the significant financing practical expedient, as allowed under ASC 606. As a result, the Company does not adjust the promised amount of consideration in a customer contract for the effects of a significant financing component when the period of time between when the Company transfers a promised good or service to a customer and when the customer pays for the good or service will be one year or less. The Company has standard payment terms that generally require payment within 30 days. The Company had no material contract assets, contract liabilities, or deferred contract costs as of March 31, 2026 and December 31, 2025. The Company expenses the costs to obtain a contract as incurred when the amortization period is less than one year.

Cost of Sales

Cost of sales is comprised of all costs to manufacture and package the Company's products, third-party logistics and distribution costs, including shipping and handling costs and inventory adjustments for expiring products, if any. Cost of sales also includes the Royalties (as defined in Note 4) on the net sales of Elevai products existing as of the closing of the Elevai Acquisition and the royalties related to the Yuva License, as detailed in Note 9.

Selling and Marketing Expenses

Selling and marketing expenses are recognized as incurred and consist primarily of advertising costs, commissions and distribution and marketing costs. Sales and marketing expenses totaled $270,637 and $280,549 for the three months ended March 31, 2026 and 2025, respectively.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2026 and December 31, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position.

Stock-Based Compensation

The Company applies the provisions of ASC 718, Compensation-Stock Compensation, which requires the measurement and recognition of compensation expense for all stock-based awards in the unaudited condensed consolidated statements of operations. For stock options issued, the Company estimates each option’s grant-date fair value using the Black-Scholes option pricing model. The use of the Black-Scholes option pricing model requires management to make assumptions with respect to the expected term of the option, the expected volatility of the Common Stock consistent with the expected life of the option, risk-free interest rates, and expected dividend yields of the Common Stock. For awards subject to service-based vesting conditions, including those with a graded vesting schedule, the Company recognizes stock-based compensation expense equal to the grant date fair value of stock options on a straight-line basis over the requisite service period, generally the vesting term. Forfeitures are recorded as incurred instead of estimated at the time of grant and revised.

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

Potentially dilutive securities, which are not included in diluted weighted average shares outstanding for the periods ended March 31, 2026 and 2025, consist of the following (in common stock equivalents):

	March 31,
	2026	2025
Common Stock options	44,256	104,216
Common Stock warrants	447,673	442,078
Total Common Stock equivalents	491,929	546,294

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

The carrying value of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, consideration payable, and related party loans payable approximates fair value because of the short-term maturity of such instruments. Under the fair value hierarchy, cash and cash equivalents are classified as Level 1. Other financial assets and liabilities are categorized based on a hierarchy of inputs as follows:

	March 31, 2026		December 31, 2025		Fair Value
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Input Hierarchy
Money market accounts	$50,760	$50,760	$25,689	$25,689	Level 1
Earnout liabilities	55,996	55,996	152,049	152,049	Level 3

Changes in the fair value of Level 3 financial assets and liabilities for the three months ended March 31, 2026 and 2025 are as follows:

	March 31,
Earnout Liabilities:	2026	2025
Balance, beginning of year	$152,049	$—
Initial recognition	—	301,633
Change in fair value	(96,053)	—
Balance, end of period	$55,996	$301,633

In connection with the Elevai Acquisition, the Seller (as defined in Note 4) is entitled to a $56,525 cash earnout to be paid within 60 days following the sale of certain inventory as described in Note 4. In addition, the Buyer (as defined in Note 4) will pay the Seller a one-time payment of $500,000 if the Buyer achieves $500,000 in net revenue from sales of the Seller’s existing hair and scalp products as of the closing of the Elevai Acquisition, as described in Note 4.

The fair value of the earnout liability associated with the sale of inventory was estimated using the following assumptions:

	March 31,	December 31,
	2026	2025
Discount rate	21%	21%
Probability of milestone achievement	100%	100%
Expected term (in years)	1.00	1.00

The fair value of the earnout liability associated with the hair and scalp products was estimated using the following assumptions:

	March 31,	December 31,
	2026	2025
Discount rate	21%	21%
Probability of milestone achievement	0%	25%
Expected term (in years)	0.79	1.04

Concentration of Risk

The Company has one key supplier that accounts for a significant portion of the costs incurred in purchasing and producing inventory. During the year ended December 31, 2025, this supplier represented approximately 40% of the cost of new inventory produced. The loss of this supplier could result in a significant but temporary disruption in production and adversely affect near-term financial results. For the three months ended March 31, 2026, there was no such concentration.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). For derivative financial instruments accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then revalued at each reporting date, with changes in fair value reported in the unaudited condensed consolidated statement of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the unaudited condensed consolidated balance sheet as current or non-current based on whether net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

Warrant Instruments

The Company accounts for warrants issued in accordance with the guidance contained in ASC 815. Under ASC 815-40, the warrants meet the criteria for equity treatment and, as such, will be recorded in stockholders’ equity. If the warrants no longer meet the criteria for equity treatment, they will be recorded as a liability and remeasured each period, with changes recorded in the unaudited condensed consolidated statement of operations.

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

Recently Adopted Accounting Pronouncements

The Company adopted Accounting Standards Update (“ASU”) 2023‑09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, on January 1, 2025, using the retrospective transition method. Adoption did not have a material impact on the Company’s unaudited condensed consolidated financial position, results of operations, or cash flows, but resulted in enhanced disclosures related to the rate reconciliation and income taxes paid.

In November 2024, the FASB issued ASU 2024‑03, Income Statement - Reporting Comprehensive Income (Topic 220): Disaggregation Disclosures (Subtopic 220‑40): Disaggregation of Income Statement Expenses, as clarified by ASU 2025‑01 in January 2025, which requires public business entities to provide additional tabular disclosures that disaggregate specified natural expense categories (such as purchases of inventory, employee compensation, depreciation and intangible asset amortization) within relevant expense captions and to disclose total selling expenses and the Company’s definition of selling expenses. The guidance, which is effective for the Company for annual periods beginning after December 15, 2026, and interim periods within annual periods beginning after December 15, 2027, with retrospective application to all periods presented and early adoption permitted, is not expected to have a material impact on the Company’s unaudited condensed consolidated financial statements but will result in expanded disclosures in the notes to the unaudited condensed consolidated financial statements. The Company is currently evaluating the impact of this standard, including which income statement expense captions will be considered relevant and the disaggregation approach it will apply.

NOTE 3 – GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

The unaudited condensed consolidated financial statements were prepared under the assumption that the Company would continue its operations as a going concern, which contemplates the realization of assets and the satisfaction of liabilities during the normal course of business. The Company had cash of $313,396 and negative net working capital of $7,086,369 as of March 31, 2026, and a net loss of $1,431,713 and negative net cash flow from operations of $485,291 for the three months ended March 31, 2026.

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

NOTE 4 – ASSET ACQUISITION

On January 16, 2025 (the “Elevai Closing Date”), the Company completed, through its wholly owned subsidiary, Elevai Skincare, Inc. (formerly Cutis Cura Corporation), a Delaware corporation (the “Buyer”), the acquisition of substantially all of the assets (the “Purchased Assets”), and the assumption of certain of the liabilities (the “Assumed Liabilities”), of PMGC Holdings Inc., a Nevada corporation and successor to Elevai Labs Inc., a Delaware corporation (the “Parent”), and PMGC Impasse Corp. (formerly Elevai Skincare, Inc.), a Delaware corporation and a wholly owned subsidiary of the Parent (the “Seller”), related to the Seller’s skincare and haircare business (“Elevai Skincare”), pursuant to an Asset Purchase Agreement, dated as of December 31, 2024 (the “Asset Purchase Agreement”) (the “Elevai Acquisition”).

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

In accordance with ASC 815-40, as the Elevai Earnout was not indexed to the Common Stock, it was accounted for as a liability at the Elevai Closing and is subsequently remeasured at each reporting date with changes in fair value recorded in the unaudited condensed consolidated statements of operations.

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

The Company determined that the Elevai Acquisition was deemed significant to the Company in accordance with Rule 3-05 of Regulation S-X. As required by ASC 805, the following unaudited pro forma consolidated statements of operations for the three months ended March 31, 2026 and 2025 give effect to the Elevai Acquisition as if it had been completed on January 1, 2025. The unaudited pro forma financial information below is presented for illustrative purposes only and is not necessarily indicative of what the operating results actually would have been during the periods presented had the Elevai Acquisition been completed during the periods presented. In addition, the unaudited pro forma financial information does not purport to project future operating results. The pro forma consolidated statements of operations do not fully reflect: (i) any anticipated synergies (or costs to achieve synergies) or (ii) the impact of non-recurring items directly related to the Elevai Acquisition.

	Three Months Ended March 31,
	2026	2025
Net sales from the unaudited condensed consolidated statements of operations	$391,764	$510,353
Add: Elevai Skincare net sales not reflected in the unaudited condensed consolidated statements of operations	—	152,381
Unaudited pro forma net sales	$391,764	$662,734

Net loss from the unaudited condensed consolidated statements of operations	$(1,431,713)	$(1,505,867)
Add: Inventory step-up adjustment recognized in cost of sales	—	234,652
Add: Elevai Skincare net loss not reflected in the unaudited condensed consolidated statements of operations	—	(27,644)
Unaudited pro forma net loss	$(1,431,713)	$(1,298,859)

NOTE 5 – INVENTORY

Inventory consists of the following:

	March 31,	December 31,
	2026	2025
Raw materials	$341,772	$441,786
Work-in-process	—	4,377
Finished goods	393,196	516,865
Total	$734,968	$963,028

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment included in continuing operations consist of the following:

	March 31,	December 31,
	2026	2025
Lab equipment	$747,069	$747,069
Leasehold improvements	115,333	115,333
Furniture and fixtures	15,002	15,002
	877,404	877,404
Less: accumulated depreciation	(789,685)	(775,783)
Property and equipment, net	$87,719	$101,621

Depreciation expense included in continuing operations was $13,902 and $22,815 for the three months ended March 31, 2026 and 2025, respectively.

NOTE 7 – ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following amounts:

	March 31,	December 31,
	2026	2025
Accrued compensation	$668,050	$668,050
Accrued professional fees	394,622	730,860
Accrued severance	330,000	—
Accrued Board fees	187,500	125,000
Accrued royalties	176,938	144,937
Accrued franchise taxes	50,000	133,602
Other accrued expenses	51,466	41,015
Accrued expenses and other liabilities	$1,858,576	$1,843,464

NOTE 8 – DEBT

Insurance Premium Financing

In March 2026, the Company entered into agreements with a third party to finance $23,457 in premiums on two insurance policies. These financing agreements have total monthly payments of $2,064, accrue interest at a rate of 10.99% and mature in the first quarter of 2027. As of March 31, 2026, there was $21,503 principal outstanding under these financing agreements.

In July 2025, the Company entered into an agreement with a third party to finance a $364,692 premium on an insurance policy. This financing agreement has a monthly payment of $31,736, accrues interest at a rate of 8.74%, and matures in June 2026. As of March 31, 2026 and December 31, 2025, there was $93,839 and $185,656, respectively, of principal outstanding under this financing agreement.

In April 2025, the Company entered into an agreement with a third party to finance a $24,787 premium on an insurance policy. This financing agreement had a monthly payment amount of $2,170, accrued interest at a rate of 10.99% and matured in February 2026. As of March 31, 2026 and December 31, 2025, there was $0 and $4,283, respectively, of principal outstanding under this financing agreement.

In July 2024, the Company entered into an agreement with a third party to finance a $423,687 premium on an insurance policy. This financing agreement had a monthly payment of $40,467, accrued interest at a rate of 9.99%, and matured in June 2025. As of March 31, 2026 and December 31, 2025, there was $0 of principal outstanding under this financing agreement.

Interest expense on these financing agreements totaled $3,450 and $4,993 for the three months ended March 31, 2026 and 2025, respectively.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Elevai Royalties

In conjunction with the Elevai Acquisition, the Company will pay the Seller the Royalties for each year ending on the anniversary of the Elevai Closing Date during the five-year period following the Elevai Closing. The Royalties earned with respect to each fiscal year are payable within five business days of the filing of the Company’s Annual Report on Form 10-K for that fiscal year. The Company recognized expense related to the Royalties of $19,501 and $25,125 for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026 and December 31, 2025, accrued Royalties totaled $114,438 and $94,937, respectively, which are included as a component of accrued expenses in the accompanying unaudited condensed consolidated balance sheets.

Yuva License Agreement

The Company’s haircare product acquired in the Elevai Acquisition utilizes proprietary compounds licensed from Yuva BioSciences, Inc. (“Yuva”) pursuant to the Collaboration and License Agreement, dated November 28, 2023 (the “Yuva License”), by and between Yuva and the Buyer (as assignee of the Parent). This license provides the Buyer with a non-exclusive, non-transferable, non-assignable, royalty-bearing right to certain of Yuva’s intellectual property, with the right to sublicense, to develop, manufacture, and commercialize skincare products in the United States, Canada, and other mutually agreed to territories that contain Yuva’s proprietary compound and the Buyer’s exosome-based ingredients or skincare products and Elevai ExosomesTM, which serve as a carrier for Yuva’s proprietary compound. In accordance with the terms of the Yuva License, the Buyer is obligated to pay earned royalties based on net sales of Elevai haircare product, with a minimum royalty of $50,000 due for the years ending December 31, 2026 and 2025. Royalty expense related to the Yuva License was $12,500 for each of the three months ended March 31, 2026 and 2025, respectively. Accrued royalties related to the Yuva License as of March 31, 2026 and December 31, 2025 totaled $62,500 and $50,000, respectively, which are included as a component of accrued expenses in the accompanying unaudited condensed consolidated balance sheets.

Bonus Awards

During 2025, the Board awarded performance-based bonuses to certain executives totaling $668,050. The payment of these bonuses is contingent upon the Company achieving specific liquidity and capital raising milestones, which management has determined are probable of achievement. Accordingly, the full amount of the awarded bonuses has been included as a component of accrued expenses in the accompanying unaudited condensed consolidated balance sheets as of March 31, 2026 and December 31, 2025.

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

On November 8, 2023, Puritan filed a complaint captioned Puritan Partners LLC v. Carmell Regen Med Corporation et al., No. 655566/2023 (New York Supreme Court, New York County), naming the Company as a defendant. In the complaint, Puritan asserts that the Company breached its obligations under the Convertible Notes and the Convertible Note Warrants. Puritan also asserts that the Company did not comply with its obligations to provide Puritan with 833 freely tradable shares of Common Stock in a timely manner. Puritan asserts claims for declaratory judgment, breach of contract, conversion, foreclosure of its security interest, replevin, unjust enrichment, and indemnification, and seeks remedies, including damages totaling $2,725,000 through November 1, 2023, additional fees and interest thereafter, costs and attorney’s fees, an order of foreclosure on its security interest, and other declaratory relief. The Company carried an accrual for interest payable of $1,175,845 as of March 31, 2026 and December 31, 2025 related to the Convertible Notes. The Company moved to dismiss the complaint, and the court dismissed four of the eight claims in the complaint without prejudice in July 2024. The discovery phase of the case was completed in the fourth quarter of 2025, and in February 2026, both parties filed motions for summary judgment to the court. The court has not yet ruled on these motions. The Company intends to continue to defend itself vigorously against this litigation. However, there can be no assurance that this matter will be resolved in the Company’s favor, and an adverse outcome could have a material adverse effect on the Company’s financial condition.

NOTE 10 – PROFIT-SHARING PLAN

The Company has a 401(k) profit-sharing plan covering substantially all employees. The Company’s discretionary profit-sharing contributions are determined annually by the Board. No discretionary profit-sharing contributions were made to the 401(k) profit-sharing plan during the three months ended March 31, 2026 and 2025.

NOTE 11 – STOCKHOLDERS’ EQUITY (DEFICIT)

Common and Preferred Stock

As of March 31, 2026 and December 31, 2025, the Company was authorized to issue 250,000,000 shares of Common Stock and had shares issued and outstanding of 2,475,321 and 1,781,738, respectively. The Company is also authorized to issue 20,000,000 shares of preferred stock, of which 4,243 shares are designated as Series A convertible preferred stock, par value $0.0001. No shares of preferred stock were issued and outstanding as of March 31, 2026 and December 31, 2025.

In January 2026, the Company issued 3,927 shares of Common Stock withheld by the Company for 12 months after the Elevai Closing to secure the indemnification obligations of the Seller and the Parent under the Asset Purchase Agreement. These shares had a fair value of $67,742. As of December 31, 2025, the withheld shares are disclosed as consideration payable on the consolidated balance sheet.

In March 2026, the Company sold 689,656 shares of Common Stock at a price of $0.29 per share for net proceeds of $190,001 to International Capital Partners LLC, a Florida limited liability company (“ICP”). In connection with this sale, Janakiram Ajjarapu was appointed by the Company’s Board of Directors (the “Board”) as Chairman of the Board and the Company’s Chief Executive Officer as of the closing date. Mr. Ajjarapu is the managing member of, and holds a direct minority membership interest in, ICP and serves as the trustee of a family trust that holds the remaining outstanding membership interests in ICP.

2023 Long-Term Incentive Plan

In July 2023, the stockholders of the Company approved the 2023 Long-Term Incentive Plan (the “2023 Plan”), which replaced the Amended and Restated 2009 Stock Incentive Plan (the “2009 Plan”). No new awards are being made under the 2009 Plan. Under the 2023 Plan, the Board may grant awards of stock options, stock appreciation rights, restricted stock, restricted stock units, or other stock-based awards to employees and other recipients as determined by the Board. The exercise price per share for an option granted to employees owning stock representing more than 10% of the Company at the time of the grant cannot be less than 110% of the fair market value. Incentive and non-qualified stock options granted to all persons shall be granted at a price no less than 100% of the fair market value, and any price determined by the Board. Options expire no more than ten years after the date of the grant. Incentive stock options to employees owning more than 10% of the Company expire no more than five years after the date of grant. The vesting of stock options is determined by the Board. Generally, the options vest over a four-year period at a rate of 25% one year following the date of grant, with the remaining shares vesting equally on a monthly basis over the subsequent thirty-six months.

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

Warrants Outstanding

A summary of warrant activity during the three months ended March 31, 2026 is as follows:

	Number of Shares Issuable on Exercise	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding, December 31, 2025	447,673	$107.03	3.53	$—
Issued	—	—	—	—
Exercised	—	—	—	—
Outstanding, March 31, 2026	447,673	$107.03	3.28	$—
Exercisable, March 31, 2026	447,673	$107.03	3.28	$—

Options Outstanding

A summary of option activity during the three months ended March 31, 2026 is as follows:

	Number of Shares Issuable on Exercise	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Aggregate Intrinsic Value
Outstanding, December 31, 2025	102,879	$39.98	8.26	$—
Granted	—	—	—	—
Forfeitures	(58,623)	34.15	—	—
Outstanding, March 31, 2026	44,256	$47.69	7.75	$—
Vested/Exercisable, March 31, 2026	26,167	$59.39	7.39	$—

The Company recorded stock-based compensation expense for options of $145,927 and $114,829 for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, there was approximately $378,586 of total unrecognized compensation expense related to unvested stock options, which will be recognized over the weighted average remaining vesting period of 1.54 years.

NOTE 12 – INCOME TAXES

The Company did not record any income tax provision or benefit for the three months ended March 31, 2026 and 2025. The Company provides for a valuation allowance when it is more likely than not that it will not realize a portion of its deferred tax assets. The Company has established a valuation allowance against the net deferred tax asset due to the uncertainty that enough taxable income will be generated in those taxing jurisdictions to utilize the assets. Therefore, the Company has not reflected any benefit of such deferred tax assets in the accompanying unaudited condensed consolidated financial statements.

NOTE 13 – SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the unaudited condensed consolidated balance sheet date through the date that the unaudited condensed consolidated financial statements were available to be issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed consolidated financial statements.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the related notes contained in Part I, Item 1 of this Quarterly Report on Form 10-Q (this "Quarterly Report"), and our audited consolidated financial statements and the notes thereto, Part I – Item 1A. “Risk Factors” and Part II – Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “2025 Annual Report”). Unless the context requires otherwise, references in this Quarterly Report to “Longevity,” the “Company,” “we,” “us,” or “our,” are intended to refer to Longevity Health Holdings, Inc., a Delaware corporation, and its consolidated subsidiaries.

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations, assumptions and projections about future events. These forward-looking statements involve known and unknown risks and uncertainties that are difficult to predict and could cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, forward-looking statements can be identified by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “future,” “intend,” “anticipate,” “likely,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions, but the absence of these words does not mean that a statement is not forward-looking. Such forward-looking statements include, but are not limited to, statements and expectations regarding our expected future growth and our ability to manage such growth, our estimates regarding anticipated operating losses, future revenue, capital requirements and our needs for, and ability to raise, financing in the future, our success in retaining or recruiting officers, key employees or directors, factors relating to our business, operations and financial performance, including our ability to commercialize our products, market acceptance of our products, our ability to compete effectively, market conditions within our industry, our ability to respond and adapt to change in technology or customer behavior as well as all other statements other than statements of historical fact included in this Quarterly Report. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other filings we make with the U.S. Securities and Exchange Commission (the “SEC”), including those described under Part I, Item 1A, “Risk Factors” in the 2025 Annual Report. These forward-looking statements represent our estimates and assumptions as of the filing date of this Quarterly Report. We do not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

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

Chairman and Chief Executive Officer Transition

Effective as of the Closing Date, we and Rajiv Shukla, our former Chairman and Chief Executive Officer, mutually agreed that Mr. Shukla would no longer serve as our Chairman, director and Chief Executive Officer. In connection with Mr. Shukla’s separation from the Company, he and the Company entered into a separation and release of claims agreement, dated March 13, 2026, pursuant to which Mr. Shukla will receive a monthly payment of $30,000 for a period of 12 months (the “Severance Period”), beginning in April 2026; provided that the Severance Period will increase to 18 months in the event that, within three months following the effective date of the Separation Agreement, the Company consummates a transaction or transactions resulting in any “person” (as such term is used in Sections 13(d) and 14(d) of the Exchange Act) becoming a “beneficial owner” (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of the Company representing 50% or more of the total power to vote for the election of directors of the Company. In addition, Mr. Shukla may receive a one-time, lump sum cash payment in satisfaction of his accrued and unpaid bonus in the amount of four hundred and eighty thousand dollars ($480,000) upon the closing of a capital raise of at least one million dollars ($1,000,000).

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

Impact of Macroeconomic Events

Economic uncertainty in various global markets caused by political instability and conflicts, such as the Iran conflict, the Israel-Hamas war, the ongoing Russia-Ukraine war and the related sanctions imposed against Russia, geopolitical tensions between the United States and China, the imposition and threat of tariffs and other trade restrictions by the U.S. government and foreign governments and related trade tensions have led to market disruptions, including significant volatility in commodity prices, credit and capital market instability, supply chain interruptions, high levels of inflation and fluctuating interest rates. Our business, financial condition, and results of operations could be materially and adversely affected by further negative impacts on the global economy and capital markets resulting from these global economic conditions, particularly if such conditions are prolonged or worsen. Although to date, our results of operations have not been materially impacted by these global economic and geopolitical conditions, it is impossible to predict the extent to which our operations may be impacted in the short- and long-term. The extent and duration of these market disruptions are impossible to predict. Any such disruptions may also magnify the impact of other risks described in Part I, Item 1A. “Risk Factors” in our 2025 Annual Report.

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

Going Concern and Management Plan

The unaudited condensed consolidated financial statements included elsewhere herein for the three months ended March 31, 2026, were prepared under the assumption that we would continue our operations as a going concern, which contemplates the realization of assets and the satisfaction of liabilities during the normal course of business. As of March 31, 2026, we had cash of $313,396 and negative net working capital of $7,086,339, and a net loss of $1,431,713 and negative net cash flow from operations of $485,291 for the three months ended March 31, 2026.

We have incurred substantial recurring losses from continuing operations, have used, rather than provided, cash from our continuing operations, and are dependent on additional financing to fund future operations. These conditions raise substantial doubt about our ability to continue as a going concern within one year after the date our unaudited condensed consolidated financial statements were issued. The unaudited condensed consolidated financial statements included elsewhere herein do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

Comparison of Results of Operations for the three months ended March 31, 2026 and 2025

The following table sets forth our unaudited condensed consolidated results of operations for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,			%
	2026	2025	Change	Change
Gross sales	$424,390	$534,943	$(110,553)	(21%)
Discounts and allowances	(32,626)	(24,590)	(8,036)	33%
Net sales	391,764	510,353	(118,589)	(23%)
Cost of sales	154,739	240,530	(85,791)	(36%)
Gross profit	237,025	269,823	(32,798)	(12%)
Operating expenses:
Selling and marketing	270,637	280,549	(9,912)	(4%)
Research and development	55,488	196,912	(141,424)	(72%)
General and administrative	1,224,354	1,275,161	(50,807)	(4%)
Depreciation and amortization of intangibles	15,038	23,952	(8,914)	(37%)
Total operating expenses	1,565,517	1,776,574	(211,057)	(12%)
Loss from operations	(1,328,492)	(1,506,751)	178,259	(12%)
Other income (expenses), net	(103,221)	884	(104,105)	(11,777%)
Loss from continuing operations before income taxes	(1,431,713)	(1,505,867)	74,154	(5%)
Income tax expense	—	—	—	n.m.
Net loss	(1,431,713)	(1,505,867)	74,154	(5%)

Sales/Gross Profit

Gross sales for the three months ended March 31, 2026 and 2025 were $424,390 and $534,943, respectively. Discounts and allowances related to these sales totaled $32,626 and $24,590 for the three months ended March 31, 2026 and 2025, respectively. Our net revenue, cost of goods sold, and gross profit on these sales were $391,764, $154,739, and $237,025, respectively, for the three months ended March 31, 2026, and $510,353, $240,530, and $269,823, respectively, for the three months ended March 31, 2025.

Operating Expenses

Selling and marketing expenses totaled $270,637 and $280,549 for the three months ended March 31, 2026 and 2025, respectively.

Research and development expenses decreased by $141,424 to $55,488 for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025. This decrease was driven by a reduction in internal resources dedicated to research and development activities.

General and administrative expenses were $1,224,354 and $1,275,161 for the three months ended March 31, 2026 and 2025, respectively. Lower legal and other professional fees were partially offset by a $360,000 accrual for severance related to the separation of our former Chairman and Chief Executive Officer.

Other Income (Expense), Net

Other expense, net, was $103,221 for the three months ended March 31, 2026, as compared to other income, net, of $884 for the corresponding period of 2025. During the 2026 period, we recorded an inventory write-down of $196,684 related to expired raw materials and a reserve for excess inventory, partially offset by a $96,053 reduction in earnout liabilities.

Liquidity, Capital Resources, and Going Concern

As of March 31, 2026, we had cash of $313,396 and negative working capital of $7,086,369. In addition, we had a net loss of $1,431,713 and negative cash flows from operations of $485,291 for the three months ended March 31, 2026. Since our inception, we have financed operations principally through our issuances of debt and equity securities.

The cash available to us may not be sufficient to allow us to operate for the next 12 months due to our current and potential liabilities. We may need to raise additional capital through equity or debt issuances. If we are unable to raise additional capital, we may be required to take further measures to conserve liquidity, which could include, but are not limited to, curtailing operations and reducing overhead expenses. We cannot provide any assurance that any new financing will be available on commercially acceptable terms, if at all, or will be completed on a timely basis. These conditions raise substantial doubt about our ability to continue as a going concern.

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

Debt

As of March 31, 2026, we had outstanding debt totaling $115,342 related to the financing of insurance premiums (see Note 8 to the accompanying unaudited condensed consolidated financial statements).

Cash Flows

The following table summarizes our unaudited condensed consolidated cash flows for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025	Change	% Change
Net cash used in operating activities	$(485,291)	$(752,953)	$267,662	(36%)
Net cash used in investing activities	—	(150,000)	150,000	(100%)
Net cash provided by financing activities	91,947	1,515,861	(1,423,914)	(94%)

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2026 totaled $485,291 as compared to $752,953 in the same period of 2025. This improvement was driven by a decrease in our net loss of $74,154 to $1,431,713 for the three months ended March 31, 2026, as compared to the comparable period of 2025.

Investing Activities

During the three months ended March 31, 2025, we paid $150,000 of costs related to the Elevai Acquisition (as defined in Note 4 to the accompanying unaudited condensed consolidated financial statements).

Financing Activities

Net cash provided by financing activities was $91,947 and $1,515,861 for the three months ended March 31, 2026 and 2025, respectively. During the three months ended March 31, 2026, we closed the PIPE for net proceeds of $190,001. In the comparable period of 2025, we closed a private placement for net proceeds of $1,637,610. Repayment of loans totaled $98,054 for the three months ended March 31, 2026 as compared to $121,749 in the comparable period of 2025.

Contingencies

On November 8, 2023, Puritan filed a complaint captioned Puritan Partners LLC v. Carmell Regen Med Corporation et al., No. 655566/2023 (New York Supreme Court, New York County), naming the Company as a defendant. In the complaint, Puritan asserts that the Company breached its obligations under the Convertible Notes and the Convertible Note Warrants. Puritan also asserts that the Company did not comply with its obligations to provide Puritan with 833 freely tradable shares of Common Stock in a timely manner. Puritan asserts claims for declaratory judgment, breach of contract, conversion, foreclosure of its security interest, replevin, unjust enrichment, and indemnification, and seeks remedies, including damages totaling $2,725,000 through November 1, 2023, additional fees and interest thereafter, costs and attorney’s fees, an order of foreclosure on its security interest, and other declaratory relief. The Company carried an accrual for interest payable of $1,175,845 as of March 31, 2026 and December 31, 2025 related to the Convertible Notes. The Company moved to dismiss the complaint, and the court dismissed four of the eight claims in the complaint without prejudice in July 2024. The discovery phase of the case was completed in the fourth quarter of 2025, and in February 2026, both parties filed motions for summary judgment to the court. As of the date this Quarterly Report was filed, the court has not ruled on these motions. The Company intends to continue to defend itself vigorously against this litigation. However, there can be no assurance that this matter will be resolved in the Company’s favor, and an adverse outcome could have a material adverse effect on the Company’s financial condition.

Contractual Obligations and Commitments

In addition to financing obligations under our debt agreements, our contractual and commercial commitments include expenditures for operating leases and royalty payments. See Note 4 and Note 9 to the accompanying unaudited condensed consolidated financial statements for information on the royalties related to the Asset Purchase Agreement (as defined in Note 4 to the accompanying unaudited condensed consolidated financial statements) and the Yuva License (as defined in Note 9 to the accompanying unaudited condensed consolidated financial statements).

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2026. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of such date due to the material weaknesses in our internal controls. During the course of its evaluation, management identified material weaknesses in the Company’s internal controls over the classification of operating expenses in the second quarter of 2025, the accounting treatment for a complex transaction in the third quarter of 2025, and the calculation of stock-based compensation for forfeitures in the first quarter of 2026. We have addressed these weaknesses by implementing additional review procedures and adopting a policy requiring formal documentation to substantiate the accounting treatment of all material transactions, including references to the relevant authoritative guidance.

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

Item 1A. Risk Factors.

There have been no material changes from the risk factors disclosed under “Risk Factors” in Part I, Item 1A of our 2025 Annual Report. The risks and uncertainties described in our 2025 Annual Report are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also materially adversely affect our business, financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

Insider Trading Arrangements

During the three months ended March 31, 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 6. Exhibits.

The following exhibits are filed as part of this Quarterly Report:

10.1

Common Stock Purchase Agreement, dated March 13, 2026, by and between Longevity Health Holdings, Inc. and International Capital Partners LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 17, 2026).

10.2

Separation and Release of Claims, dated March 13, 2026, by and between Rajiv Shukla and Longevity
Health Holdings, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 17, 2026).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101 INS	Inline XBRL Instance Document.
101.SCH	Inline Schema Document.
101 CAL	Inline XBRL Calculation Linkbase Document.
101 DEF	Inline XBRL Definition Linkbase Document.
101 LAB	Inline XBRL Label Linkbase Document.
101 PRE	Inline XBRL Presentation Linkbase Document.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document filed as Exhibit 101).

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Longevity Health Holdings, Inc.

Date: May 15, 2026	By:	/s/ Janakiram Ajjarapu
Name: Janakiram Ajjarapu
Title: Chairman and Chief Executive Officer

Longevity Health Holdings, Inc.

Date: May 15, 2026	By:	/s/ Bryan J. Cassaday
Name: Bryan J. Cassaday
Title: Chief Financial Officer