Form 10-Q
period 2026-06-30
Longevity Health Holdings, Inc.
filed 2026-08-14
CIK 1842939

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 13, 2026, the registrant had 2,475,321 shares of common stock, $0.0001 par value per share, outstanding.

Table of Contents

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

LONGEVITY HEALTH HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2026	2025
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$35,471	$706,740
Accounts receivable, net	19,546	36,500
Inventory, net	606,668	963,028
Prepaid expenses	50,031	243,823
Total current assets	711,716	1,950,091
Operating lease right of use asset	255,193	300,221
Property and equipment, net of accumulated depreciation of $801,887 and $775,783, respectively	75,517	101,621
Intangible assets, net of accumulated amortization of $57,924 and $55,652, respectively	12,822	15,094
Total assets	$1,055,248	$2,367,027

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$5,039,806	$4,494,923
Accrued expenses and other liabilities	2,042,944	1,843,464
Contingent liability	2,350,000	1,175,845
Loans payable	61,298	189,939
Operating lease liability	99,065	95,193
Earnout liabilities	—	49,153
Consideration payable	—	67,742
Total current liabilities	9,593,113	7,916,259
Long-term liabilities:
Earnout liabilities, net of current portion	—	102,896
Operating lease liability, net of current portion	161,582	214,745
Total liabilities	9,754,695	8,233,900

Commitments and contingencies (see Note 9)

Stockholders’ deficit:
Series A convertible voting preferred stock, $0.0001 par value; 4,243 shares authorized, -0- shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	—	—
Common stock, $0.0001 par value; 250,000,000 shares authorized, 2,475,321 and 1,781,738 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	247	178
Additional paid-in capital	70,392,253	69,909,893
Accumulated deficit	(79,091,947)	(75,776,944)
Total stockholders’ deficit	(8,699,447)	(5,866,873)
Total liabilities and stockholders’ deficit	$1,055,248	$2,367,027

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LONGEVITY HEALTH HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Gross sales	$444,967	$535,978	$869,357	$1,070,921
Discounts and allowances	(48,976)	(32,366)	(81,602)	(56,956)
Net sales	395,991	503,612	787,755	1,013,965
Cost of sales	160,455	200,954	315,194	441,484
Gross profit	235,536	302,658	472,561	572,481

Operating expenses:
Selling and marketing	191,438	345,505	462,075	626,054
Research and development	73,351	228,606	128,839	425,518
General and administrative	681,559	1,564,967	1,905,913	2,840,128
Depreciation and amortization of intangible assets	13,338	22,184	28,376	46,136
Total operating expenses	959,686	2,161,262	2,525,203	3,937,836

Loss from operations	(724,150)	(1,858,604)	(2,052,642)	(3,365,355)

Other income (expense):
Other income	89	4,357	949	10,234
Interest expense	(2,153)	(2,561)	(5,603)	(7,554)
Change in fair value of earnout liabilities	55,996	(29,630)	152,049	(29,630)
Inventory write-down	(38,917)	—	(235,601)	—
Loss on litigation settlement	(1,174,155)	—	(1,174,155)	—
Total other income (expense)	(1,159,140)	(27,834)	(1,262,361)	(26,950)

Loss from operations before income taxes	(1,883,290)	(1,886,438)	(3,315,003)	(3,392,305)

Income tax expense	—	—	—	—

Net loss	$(1,883,290)	$(1,886,438)	$(3,315,003)	$(3,392,305)

Net loss per common share - basic and diluted:	$(0.76)	$(1.56)	$(1.51)	$(3.08)

Weighted average of common shares outstanding - basic and diluted	2,475,321	1,209,809	2,189,205	1,101,174

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LONGEVITY HEALTH HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

Three and Six Months Ended June 30, 2026 and 2025

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at March 31, 2026	2,475,321	$247	$70,313,494	$(77,208,657)	$(6,894,916)
Stock-based compensation expense	—	—	78,759	—	78,759
Net loss	—	—	—	(1,883,290)	(1,883,290)
Balance at June 30, 2026	2,475,321	$247	$70,392,253	$(79,091,947)	$(8,699,447)

Balance at March 31, 2025	1,004,117	$100	$66,572,144	$(70,377,529)	$(3,805,285)
Common Stock issued, net of costs	479,621	48	1,759,818	—	1,759,866
Stock-based compensation expense	—	—	194,323	—	194,323
Net loss	—	—	—	(1,886,438)	(1,886,438)
Balance at June 30, 2025	1,483,738	$148	$68,526,285	$(72,263,967)	$(3,737,534)

Balance at January 1, 2026	1,781,738	$178	$69,909,893	$(75,776,944)	$(5,866,873)
Common Stock issued, net of costs	689,656	69	189,932	—	190,001
Common Stock issued for Elevai Acquisition	3,927	—	67,742	—	67,742
Stock-based compensation expense	—	—	224,686	—	224,686
Net loss	—	—	—	(3,315,003)	(3,315,003)
Balance at June 30, 2026	2,475,321	$247	$70,392,253	$(79,091,947)	$(8,699,447)

Balance at January 1, 2025	696,969	$70	$64,158,930	$(68,871,662)	$(4,712,662)
Common Stock issued, net of costs	748,461	74	3,397,402	—	3,397,476
Common Stock issued for Elevai Acquisition	38,308	4	660,801	—	660,805
Stock-based compensation expense	—	—	309,152	—	309,152
Net loss	—	—	—	(3,392,305)	(3,392,305)
Balance at June 30, 2025	1,483,738	$148	$68,526,285	$(72,263,967)	$(3,737,534)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LONGEVITY HEALTH HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss from continuing operations	$(3,315,003)	$(3,392,305)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	224,686	309,152
Depreciation and amortization of intangible assets	28,376	46,136
Amortization of right of use assets	45,028	93,174
Change in fair value of earnout liabilities	(152,049)	29,630
Inventory write-down	235,601	—
Changes in operating assets and liabilities:
Accounts receivable	16,954	26,155
Inventory	120,759	222,210
Prepaid expenses	217,249	321,096
Accounts payable	544,883	258,791
Accrued expenses and other liabilities	199,480	592,530
Contingent liabilities	1,174,155	—
Lease liability	(49,291)	(95,712)
Net cash used in operating activities	(709,172)	(1,589,143)

Cash flows from investing activities
Cash paid for Elevai Acquisition transaction costs	—	(150,000)
Cash paid for offering costs	—	(15,000)
Net cash used in investing activities	—	(165,000)

Cash flows from financing activities:
Proceeds from issuance of Common Stock, net of costs	190,001	3,397,476
Proceeds from short-term borrowings	50,000	—
Repayment of loans	(202,098)	(249,273)
Net cash provided by financing activities	37,903	3,148,203

Net (decrease) increase in cash and cash equivalents	(671,269)	1,394,060
Cash and cash equivalents - beginning of period	706,740	157,139
Cash and cash equivalents - end of period	$35,471	$1,551,199

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LONGEVITY HEALTH HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

	Six Months Ended June 30,
	2026	2025
Supplemental cash flow information:
Interest paid	$5,603	$7,554
Income taxes paid	—	—

Non-cash investing and financing activities:
Insurance premium financing agreements	$23,457	$24,787
Fair value of shares issued in Elevai Acquisition	67,742	660,805
Consideration payable	—	67,742
Earnout liabilities in Elevai Acquisition	—	301,633

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

Reclassifications

Certain prior period amounts in the unaudited condensed consolidated financial statements have been reclassified to conform to the current period presentation. Specifically, $1,175,845 previously included in accrued interest has been reclassified into contingent liabilities to better reflect the nature of the balance. This reclassification had no effect on previously recorded total liabilities.

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

Cash and Cash Equivalents

Cash includes cash on hand and demand deposit accounts, and cash equivalents include highly liquid instruments with maturities of three months or less. Cash and cash equivalents are held by financial institutions and are federally insured up to certain limits. At times, the Company’s cash and cash equivalents balance exceeds the federally insured limits, which potentially subjects the Company to concentrations of credit risk. As of  June 30, 2026, the Company had no cash balances in excess of such limits. As of  June 30, 2026 and  December 31, 2025, the Company had cash equivalents of $25,023 and $25,689, respectively.

Accounts Receivable

Accounts receivable are recorded at the original invoice amount. Receivables are considered past due based on the contractual payment terms. The Company reserves a percentage of its trade receivable balance based on collection history and current economic trends that it expects will impact the level of credit losses over the life of the Company’s receivables. These reserves are re-evaluated on a regular basis and adjusted as needed. Once a receivable is deemed to be uncollectible, it is charged against the reserve. The Company had a reserve for uncollectible receivables of $7,224 as of  June 30, 2026 and no such reserves as of  December 31, 2025.

Inventory

The Company’s inventory consists of raw materials, work-in-process, and finished goods and is stated at the lower of cost or net realizable value. Cost is calculated by applying the average cost method. The Company regularly reviews inventory on hand and writes down any inventory that it believes to be impaired to its net realizable value. Management considers forecast demand in relation to the inventory on hand, the competitiveness of product offerings, market conditions, and product life cycles when determining excess and obsolescence and net realizable value adjustments. For the three and six months ended June 30, 2026, the Company recorded inventory write‑downs of $4,576 and $111,898, respectively, related to the expiration of raw materials. In addition, for the three and six months ended June 30, 2026, the Company recorded an increase of $34,341 and $123,703, respectively, in the reserve for excess inventory based on its inventory aging, demand forecasts, and product expiration profiles. Such reserve totaled $123,703 as of  June 30, 2026. As of  December 31, 2025, management concluded that no such reserve was necessary.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Maintenance and repair charges are expensed as incurred. Fixed assets are depreciated using the straight-line method, utilizing the following estimated useful lives:

●	Equipment – 5-7 years
●	Leasehold improvements – The lesser of 10 years or the remaining life of the lease
●	Furniture and fixtures – 7 years

Intangible Assets

Finite-lived intangible assets are related to patent costs directly associated with the submission of Company patent applications. These intangible assets are carried at cost and amortized based on an estimated economic benefit period of 16 years. The Company evaluates finite-lived intangible assets for impairment by assessing the recoverability of these assets whenever adverse events or changes in circumstances or business climate indicate that expected undiscounted future cash flows related to such intangible assets may not be sufficient to support the net book value of such assets. An impairment charge is recognized in the period of identification to the extent the carrying amount of an asset exceeds the fair value of such asset. Significant judgments required in assessing the impairment of intangible assets include the assumption that the Company only has a single reporting unit, identifying whether events or changes in circumstances require an impairment assessment, estimating future cash flows, determining appropriate discount and growth rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value and whether an impairment exists and, if so, the amount of that impairment. No asset impairment was recognized during the six months ended June 30, 2026 and 2025.

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

Revenue Recognition

The Company accounts for revenue in accordance with ASC 606, Revenue from Contracts with Customers (“ASC 606”), using the modified retrospective adoption method. Under ASC 606, revenues are recognized when control of the promised goods or services is transferred to the customer in an amount that reflects the consideration the Company expects to be entitled to in exchange for transferring those goods or services. Revenue is recognized based on the following five-step model:

●	Identification of the contract with a customer
●	Identification of the performance obligations in the contract
●	Determination of the transaction price
●	Allocation of the transaction price to the performance obligations in the contract
●	Recognition of revenue when, or as, the Company satisfies a performance obligation

The Company primarily sells its cosmetic products to customers within the United States. Revenues from product sales are recognized when the customer obtains control of the product, which occurs at a point in time, typically upon shipment, at a standard transaction price for the specific product sold.

The Company has elected to apply the significant financing practical expedient, as allowed under ASC 606. As a result, the Company does not adjust the promised amount of consideration in a customer contract for the effects of a significant financing component when the period of time between when the Company transfers a promised good or service to a customer and when the customer pays for the good or service will be one year or less. The Company has standard payment terms that generally require payment within 30 days. The Company had no material contract assets, contract liabilities, or deferred contract costs as of  June 30, 2026 and  December 31, 2025. The Company expenses the costs to obtain a contract as incurred when the amortization period is less than one year.

Cost of Sales

Cost of sales is comprised of all costs to manufacture and package the Company's products, third-party logistics and distribution costs. Cost of sales also includes the Royalties (as defined in Note 4) on the net sales of Elevai products existing as of the closing of the Elevai Acquisition and the royalties related to the Yuva License, as detailed in Note 9.

Selling and Marketing Expenses

Selling and marketing expenses are recognized as incurred and consist primarily of advertising costs, commissions and distribution and marketing costs. Sales and marketing expenses totaled $191,438 and $345,505 for the three months ended June 30, 2026 and 2025, respectively, and $462,075 and $626,054 for the six months ended June 30, 2026 and 2025, respectively.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of  June 30, 2026 and  December 31, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position.

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

Potentially dilutive securities, which are not included in diluted weighted average shares outstanding for the periods ended  June 30, 2026 and 2025, consist of the following (in common stock equivalents):

	June 30,
	2026	2025
Common Stock options	42,211	104,191
Common Stock warrants	447,673	745,701
Total Common Stock equivalents	489,884	849,892

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

●	Level 1 - Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.
●

Level 2 - Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other than quoted prices that are observable, and inputs derived from or corroborated by observable market data.

●

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

	June 30, 2026		December 31, 2025		Fair Value
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Input Hierarchy
Money market accounts	$25,023	$25,023	$25,689	$25,689	Level 1
Earnout liabilities	—	—	152,049	152,049	Level 3

Changes in the fair value of Level 3 financial assets and liabilities for the six months ended June 30, 2026 and 2025 are as follows:

	June 30,
Earnout Liabilities:	2026	2025
Balance, beginning of year	$152,049	$—
Initial recognition	—	301,633
Change in fair value	(152,049)	29,630
Balance, end of period	$—	$331,263

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

The fair value of the earnout liability associated with the sale of inventory was estimated using the following assumptions:

	June 30,	December 31,
	2026	2025
Discount rate	21%	21%
Probability of milestone achievement	0%	100%
Expected term (in years)	0.50	1.00

The fair value of the earnout liability associated with the hair and scalp products was estimated using the following assumptions:

	June 30,	December 31,
	2026	2025
Discount rate	21%	21%
Probability of milestone achievement	0%	25%
Expected term (in years)	0.54	1.04

Concentration of Risk

The Company has one key supplier that accounts for a significant portion of the costs incurred in purchasing and producing inventory. During the year ended  December 31, 2025, this supplier represented approximately 40% of the cost of new inventory produced. The loss of this supplier could result in a significant but temporary disruption in production and adversely affect near-term financial results. For the six months ended June 30, 2026, there was no such concentration.

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

NOTE 3 – GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

The unaudited condensed consolidated financial statements were prepared under the assumption that the Company would continue its operations as a going concern, which contemplates the realization of assets and the satisfaction of liabilities during the normal course of business. The Company had cash and cash equivalents of $35,471 and negative net working capital of $8,881,397 as of  June 30, 2026, and a net loss of $3,315,003 and negative net cash flow from operations of $709,172 for the six months ended June 30, 2026.

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

Management’s plans that may alleviate substantial doubt about the Company’s ability to continue as a going concern include (i) raising additional debt or equity financing and (ii) the acquisition of cash flow-generating assets or businesses. Although the Company has been successful in raising funds in the past, and expects to do so in the future, there are no guarantees that it will be able to raise funds as anticipated.

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

The Company estimated the fair value of the acquired inventories based on the selling price less costs to sell and recorded a fair value step-up of approximately $410,145 at the Elevai Closing Date. The fair value step-up is recognized in cost of sales as the related products are sold.

The Company determined that the Elevai Acquisition was deemed significant to the Company in accordance with Rule 3-05 of Regulation S-X. As required by ASC 805, the following unaudited pro forma consolidated statements of operations for the six months ended June 30, 2026 and 2025 give effect to the Elevai Acquisition as if it had been completed on January 1, 2025. The unaudited pro forma financial information below is presented for illustrative purposes only and is not necessarily indicative of what the operating results actually would have been during the periods presented had the Elevai Acquisition been completed during the periods presented. In addition, the unaudited pro forma financial information does not purport to project future operating results. The pro forma consolidated statements of operations do not fully reflect: (i) any anticipated synergies (or costs to achieve synergies) or (ii) the impact of non-recurring items directly related to the Elevai Acquisition.

	Three months ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net sales from the unaudited condensed consolidated statements of operations	$395,991	$503,612	$787,755	$1,013,965
Add: Elevai Skincare net sales not reflected in the unaudited condensed consolidated statements of operations	—	—	—	152,381
Unaudited pro forma net sales	$395,991	$503,612	$787,755	$1,166,346

Net loss from the unaudited condensed consolidated statements of operations	$(1,883,290)	$(1,886,438)	$(3,315,003)	$(3,392,305)
Add: Inventory step-up adjustment recognized in cost of sales	—	151,689	—	386,341
Add: Elevai Skincare net loss not reflected in the unaudited condensed consolidated statements of operations	—	—	—	(27,644)
Unaudited pro forma net loss	$(1,883,290)	$(1,734,749)	$(3,315,003)	$(3,033,608)

NOTE 5 – INVENTORY

Inventory consists of the following:

	June 30,	December 31,
	2026	2025
Raw materials	$331,070	$441,786
Work-in-process	16,044	4,377
Finished goods	259,554	516,865
Total	$606,668	$963,028

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment included in continuing operations consist of the following:

	June 30,	December 31,
	2026	2025
Lab equipment	$747,069	$747,069
Leasehold improvements	115,333	115,333
Furniture and fixtures	15,002	15,002
	877,404	877,404
Less: accumulated depreciation	(801,887)	(775,783)
Property and equipment, net	$75,517	$101,621

Depreciation expense included in continuing operations was $12,202 and $21,047 for the three months ended June 30, 2026 and 2025, respectively, and $26,104 and $43,862 for the six months ended June 30, 2026 and 2025, respectively.

NOTE 7 – ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following amounts:

	June 30,	December 31,
	2026	2025
Accrued compensation	$668,050	$668,050
Accrued professional fees	393,500	730,860
Accrued severance	330,000	—
Accrued board fees	250,000	125,000
Accrued royalties	207,028	144,937
Accrued franchise taxes	100,000	133,602
Other accrued expenses	94,366	41,015
Accrued expenses and other liabilities	$2,042,944	$1,843,464

NOTE 8 – DEBT

Insurance Premium Financing

In March 2026, the Company entered into agreements with a third party to finance $23,457 in premiums on two insurance policies. These financing agreements have total monthly payments of $2,064, accrue interest at a rate of 10.99% and mature in the first quarter of 2027. As of  June 30, 2026, there was $16,096 of principal outstanding under these financing agreements.

In July 2025, the Company entered into an agreement with a third party to finance a $364,692 premium on an insurance policy. This financing agreement has a monthly payment of $31,736, accrues interest at a rate of 8.74%, and matures in June 2026. As of  June 30, 2026 and  December 31, 2025, there was $0 and $185,656, respectively, of principal outstanding under this financing agreement.

In April 2025, the Company entered into an agreement with a third party to finance a $24,787 premium on an insurance policy. This financing agreement had a monthly payment amount of $2,170, accrued interest at a rate of 10.99% and matured in February 2026. As of  June 30, 2026 and  December 31, 2025, there was $0 and $4,283, respectively, of principal outstanding under this financing agreement.

In July 2024, the Company entered into an agreement with a third party to finance a $423,687 premium on an insurance policy. This financing agreement had a monthly payment of $40,467, accrued interest at a rate of 9.99%, and matured in June 2025. As of  June 30, 2026 and  December 31, 2025, there was $0 of principal outstanding under this financing agreement.

Interest expense on these financing agreements totaled $1,889 and $2,561 for the three months ended June 30, 2026 and 2025, respectively, and $5,339 and $7,554 for the six months ended June 30, 2026 and 2025, respectively.

Short-Term Debt

In June 2026, the Company entered into a revolving credit facility offered and administered by Shopify, Inc .and originated and financed by WebBank, an FDIC-insured bank. Under the terms of the agreement, the Company received aggregate proceeds of $50,000 in June 2026, which is being repaid through a daily remittance of 25% of the Company's gross sales processed through the Shopify platform. In lieu of a stated interest rate, the Company is charged a monthly fee, which may vary by each withdrawal, based on the average daily outstanding balance. As of  June 30, 2026, the weighted average fee on the outstanding borrowings was 1.54%. Each withdrawal, together with accrued fees, is due in full no later than 18 months from its withdrawal date. As amounts are repaid, borrowing capacity is restored, and additional withdrawals may be requested.

As of  June 30, 2026, the outstanding balance under the facility was $45,202, which is expected to be fully repaid within approximately six months. The fees, which are recognized as a component of interest expense, totaled $264 for the three and six months ended June 30, 2026.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Elevai Royalties

In conjunction with the Elevai Acquisition, the Company will pay the Seller the Royalties (as defined in Note 4) for each year ending on the anniversary of the Elevai Closing Date during the five-year period following the Elevai Closing. The Royalties earned with respect to each fiscal year are payable within five business days of the filing of the Company’s Annual Report on Form 10-K for that fiscal year. The Company recognized expense related to the Royalties of $17,590 and $24,451 for the three months ended June 30, 2026 and 2025, respectively, and $37,091 and $49,576 for the six months ended June 30, 2026 and 2025. As of  June 30, 2026 and  December 31, 2025, accrued Royalties totaled $132,028 and $94,937, respectively, which are included as a component of accrued expenses in the accompanying unaudited condensed consolidated balance sheets.

Yuva License Agreement

The Company’s haircare product acquired in the Elevai Acquisition utilizes proprietary compounds licensed from Yuva BioSciences, Inc. (“Yuva”) pursuant to the Collaboration and License Agreement, dated November 28, 2023 (the “Yuva License”), by and between Yuva and the Buyer (as assignee of the Parent). This license provides the Buyer with a non-exclusive, non-transferable, non-assignable, royalty-bearing right to certain of Yuva’s intellectual property, with the right to sublicense, to develop, manufacture, and commercialize skincare products in the United States, Canada, and other mutually agreed-to territories that contain Yuva’s proprietary compound and the Buyer’s exosome-based ingredients or skincare products and Elevai ExosomesTM, which serve as a carrier for Yuva’s proprietary compound. In accordance with the terms of the Yuva License, the Buyer is obligated to pay earned royalties based on net sales of Elevai haircare products, with a minimum royalty of $50,000 due for the years ending  December 31, 2026 and 2025. Royalty expense related to the Yuva License was $12,500 and $25,000 for the three months ended June 30, 2026 and 2025, respectively, and $25,000 for each of the six months ended June 30, 2026 and 2025, respectively. Accrued royalties related to the Yuva License as of  June 30, 2026 and  December 31, 2025 totaled $75,000 and $50,000, respectively, which are included as a component of accrued expenses in the accompanying unaudited condensed consolidated balance sheets.

Bonus Awards

During 2025, the Board awarded performance-based bonuses to certain executives totaling $668,050. The payment of these bonuses is contingent upon the Company achieving specific liquidity and capital raising milestones, which management has determined are probable of achievement. Accordingly, the full amount of the awarded bonuses has been included as a component of accrued expenses in the accompanying unaudited condensed consolidated balance sheets as of  June 30, 2026 and  December 31, 2025.

Convertible Notes/Contingent Liability

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

Subsequent to the closing of the Company’s business combination with Carmell Therapeutics Corporation in July 2023 (the “Business Combination”), the Company repaid $2,649,874 to the Holders, which represented the original principal amount of the Convertible Notes plus accrued interest at a rate of 25%, which the Company believed was the maximum rate permissible under New York State usury laws. In addition, the Company issued Puritan 833 freely tradable shares of Common Stock. In the fourth quarter of 2023, both Holders provided notice to the Company demanding additional payment of principal and interest on the Convertible Notes in an approximate amount of $600,000 per Holder at the closing of the Business Combination with additional interest thereon. In the case of Puritan, following the Business Combination, Puritan alleged that the Business Combination constituted a “Fundamental Transaction” under the terms of the Convertible Note Warrants, resulting in a purported right for Puritan to require the Company to repurchase such Convertible Note Warrants at a purchase price equal to the Black-Scholes Value of the unexercised portion of such Convertible Note Warrants as of the closing of the Business Combination. Puritan calculated the cash amount of such repurchase to be $1,914,123. In October 2023, the other Holder demanded to be provided with its share of the Convertible Note Warrants. No further demands have been received from this holder.

On November 8, 2023, Puritan filed a complaint captioned Puritan Partners LLC v. Carmell Regen Med Corporation et al., Index No. 655566/2023 (New York Supreme Court, New York County), naming the Company as a defendant. In the complaint, Puritan asserts that the Company breached its obligations under the Convertible Notes and the Convertible Note Warrants. Puritan also asserts that the Company did not comply with its obligations to provide Puritan with 833 freely tradable shares of Common Stock in a timely manner. Puritan asserts claims for declaratory judgment, breach of contract, conversion, foreclosure of its security interest, replevin, unjust enrichment, and indemnification, and seeks remedies, including damages totaling $2,725,000 through November 1, 2023, additional fees and interest thereafter, costs and attorney’s fees, an order of foreclosure on its security interest, and other declaratory relief. The Company carried a contingent liability of $1,175,845 as of December 31, 2025 related to the Convertible Notes.

On August 13, 2026, the Company entered into a settlement agreement with Puritan, whereby the case will be dismissed without prejudice, and the Company issued new convertible notes in the aggregate amount of $2,350,000 in exchange for the convertible note and warrant issued to Puritan in January 2022. Accordingly, the Company recognized an additional contingent liability of $1,174,155 as of June 30, 2026, which was recorded as a loss in the accompanying unaudited condensed consolidated statements of operations. See Note 13 for a detailed description of the settlement and related transactions.

NOTE 10 – PROFIT-SHARING PLAN

The Company has a 401(k) profit-sharing plan covering substantially all employees. The Company’s discretionary profit-sharing contributions are determined annually by the Board. No discretionary profit-sharing contributions were made to the 401(k) profit-sharing plan during the three and six months ended June 30, 2026 and 2025.

NOTE 11 – STOCKHOLDERS’ EQUITY (DEFICIT)

Common and Preferred Stock

As of  June 30, 2026 and  December 31, 2025, the Company was authorized to issue 250,000,000 shares of Common Stock and had shares issued and outstanding of 2,475,321 and 1,781,738, respectively. The Company is also authorized to issue 20,000,000 shares of preferred stock, of which 4,243 shares are designated as Series A convertible preferred stock, par value $0.0001. No shares of preferred stock were issued and outstanding as of  June 30, 2026 and  December 31, 2025.

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

The initial maximum number of shares of Common Stock that may be issued under the 2023 Plan through incentive stock options was 34,880, which automatically increases on January 1 of each year for a period commencing on January 1, 2024, and ending on and including January 1, 2032, by an amount equal to the lesser of 50,000 shares, 4% of the outstanding shares of Common Stock determined on a fully diluted basis as of the immediately preceding year-end, or such smaller number of shares as determined by the Board or the compensation committee of the Board. In addition, the following shares will be added (or added back) to the shares available for issuance under the 2023 Plan:

●	Shares subject to 2009 Plan or 2023 Plan awards that expire, terminate, or are canceled or forfeited for any reason;
●	Shares that are withheld to satisfy the exercise price of an option issued under the 2009 Plan or 2023 Plan;
●	Shares that are withheld to satisfy tax withholding obligations related to any award under the 2009 Plan or 2023 Plan; and
●	Shares that are subject to a stock appreciation right that are not delivered on exercise or settlement.

Shares of Common Stock issued through the assumption or substitution of awards in connection with a future acquisition of another entity will not reduce the shares available for issuance under the 2023 Plan.

Warrants Outstanding

A summary of warrant activity during the six months ended June 30, 2026 is as follows:

	Number of Shares Issuable on Exercise	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding, December 31, 2025	447,673	$107.03	3.53	$—
Issued	—	—	—	—
Exercised	—	—	—	—
Outstanding, June 30, 2026	447,673	$107.03	3.03	$—
Exercisable, June 30, 2026	447,673	$107.03	3.03	$—

Options Outstanding

A summary of option activity during the six months ended June 30, 2026 is as follows:

	Number of Shares Issuable on Exercise	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Aggregate Intrinsic Value
Outstanding, December 31, 2025	102,879	$39.98	8.26	$—
Granted	—	—	—	—
Forfeitures	(60,668)	33.73	—	—
Outstanding, June 30, 2026	42,211	$48.95	6.95	$—
Vested/Exercisable, June 30, 2026	28,295	$57.22	6.43	$—

The Company recorded stock-based compensation expense for options of $78,759 and $194,323 for the three months ended June 30, 2026 and 2025, respectively, and $224,686 and $309,152 for the six months ended June 30, 2026 and 2025, respectively. As of  June 30, 2026, there was approximately $303,092 of total unrecognized compensation expense related to unvested stock options, which will be recognized over the weighted average remaining vesting period of 1.24 years.

NOTE 12 – INCOME TAXES

The Company did not record any income tax provision or benefit for the three and six months ended June 30, 2026 and 2025. The Company provides for a valuation allowance when it is more likely than not that it will not realize a portion of its deferred tax assets. The Company has established a valuation allowance against the net deferred tax asset due to the uncertainty that enough taxable income will be generated in those taxing jurisdictions to utilize the assets. Therefore, the Company has not reflected any benefit of such deferred tax assets in the accompanying unaudited condensed consolidated financial statements.

NOTE 13 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events and transactions that occurred after the unaudited condensed consolidated balance sheet date through the date these unaudited condensed consolidated financial statements were available to be issued.

Puritan Settlement

As detailed in Note 9, Puritan Partners LLC (“Puritan”) commenced an action captioned Puritan Partners LLC v. Carmell Regen Med Corporation et al., Index No. 655566/2023 (Supreme Court of the State of New York, County of New York) (the “Action”), against the Company and its subsidiary, Carmell Regen Med Corporation (f/k/a Carmell Therapeutics Corporation) (“Carmell Regen”) in January 2022.

On August 13, 2026 (the “Puritan Closing Date”), the Company, Carmell Regen, and Puritan entered into a Settlement Agreement (the “Settlement Agreement”) to resolve the Action and all related claims. Pursuant to the Settlement Agreement, the Company exchanged the Convertible Note issued to Puritan in 2022 for a new Senior Secured Convertible Note of the Company in the principal amount of $1,250,000 (the “Initial Note”). In exchange for cancellation of the Convertible Note Warrant issued to Puritan in 2022, the Company issued Puritan a new Senior Secured Convertible Note in the principal amount of $1,100,000 (the “Additional Note” and, together with the Initial Note, the “Notes”). The Notes bear interest at 10% per annum, mature on February 13, 2028, and are convertible at a fixed conversion price of $0.50 per share, subject to an alternative conversion price (at Puritan’s election) equal to 80% of the average closing trade price of the Company’s common stock over the five trading days preceding conversion, if lower. The Company is required to offer to prepay the Notes with 25% of gross proceeds from certain future debt or equity issuances. The Notes are senior secured obligations, guaranteed by all subsidiaries of the Company, except Elevai Skincare, Inc., and are secured by a first-priority lien on the assets of these entities. The Company exchanged mutual general releases and agreed to file a registration statement covering resale of the shares issuable upon conversion of the Notes within 30 days of the Puritan Closing Date and file a stipulation dismissing the Action without prejudice within 3 business days of such date. In addition, the Company and the Named Subsidiaries delivered an affidavit of confession of judgment in Puritan’s favor for the aggregate outstanding principal amount of the Notes plus specified default interest, late fees, and enforcement costs, which Puritan may file and reduce to judgment without prior notice or a hearing upon an uncured Event of Default. The Notes are also subject to mandatory prepayment upon a change of control, a qualified offering, or a sale of all or substantially all of the Company’s assets, and, upon an uncured Event of Default, to a redemption premium of 115% of outstanding principal and an increase in the interest rate to 15% per annum. The Company has also agreed to reserve authorized but unissued shares of common stock sufficient to cover at least four times the maximum number of shares issuable upon conversion of the Notes.

The Company is evaluating the accounting impact of the Settlement Agreement, including whether the exchange of the Existing Note and cancellation of the Warrant should be accounted for as a debt extinguishment or modification under ASC 470, Debt, and the resulting effect, if any, on the Company’s previously recorded accrued interest payable and legal contingency related to the Action. The Company expects to reflect the effects of the Settlement Agreement in its financial statements for the period in which the Puritan settlement was executed.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the related notes contained in Part I, Item 1 of this Quarterly Report on Form 10-Q (this “Quarterly Report”), and our audited consolidated financial statements and the notes thereto, Part I – Item 1A. “Risk Factors” and Part II – Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “2025 Annual Report”). Unless the context requires otherwise, references in this Quarterly Report to “Longevity,” the “Company,” “we,” “us,” or “our” are intended to refer to Longevity Health Holdings, Inc., a Delaware corporation, and its consolidated subsidiaries.

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

Recent Developments

Puritan Settlement

As detailed in Note 9 to the accompanying unaudited condensed consolidated financial statements, Puritan Partners LLC (“Puritan“) commenced an action captioned Puritan Partners LLC v. Carmell Regen Med Corporation et al., Index No. 655566/2023 (Supreme Court of the State of New York, County of New York) (the “Action”), against the Company and its subsidiary, Carmell Regen Med Corporation (f/k/a Carmell Therapeutics Corporation) (“Carmell Regen”), asserting claims for declaratory judgment, breach of contract, conversion, foreclosure, replevin, and indemnification arising out of the Convertible Note and warrant to purchase Company common stock issued to Puritan in January 2022.

On August 13, 2026 (the “Puritan Closing Date”), the Company, Carmell Regen, and Puritan entered into a Settlement Agreement (the “Settlement Agreement”) to resolve the Action and all related claims. Pursuant to the Settlement Agreement, the Company exchanged the Convertible Note issued to Puritan in 2022 for a new Senior Secured Convertible Note of the Company in the principal amount of $1,250,000 (the “Initial Note”). In addition, the Company issued Puritan a new Senior Secured Convertible Note in the principal amount of $1,100,000 (the “Additional Note” and, together with the Initial Note, the “Notes”) in exchange for cancellation of the warrant issued to Puritan in 2022. These Notes bear interest at 10% per annum, mature on February 13, 2028, and are convertible at a fixed conversion price of $0.50 per share, subject to an alternative conversion price (at Puritan's election) equal to 80% of the average closing trade price of the Company's common stock over the five trading days preceding conversion, if lower. The Company is required to offer to prepay the Notes with 25% of gross proceeds from certain future debt or equity issuances. The Notes are senior secured obligations, guaranteed by all subsidiaries of the Company, except Elevai Skincare, Inc., and are secured by a first-priority lien on the assets of these entities. The Company exchanged mutual general releases and agreed to file a registration statement covering resale of the shares issuable upon conversion of the Notes within 30 days of the Puritan Closing Date and file a stipulation dismissing the Action without prejudice within 3 business days of such date. See Note 13 to the accompanying unaudited condensed consolidated financial statements for further details.

Private Placement

On March 16, 2026 (the “Closing Date”), we closed a private placement (the “PIPE”), whereby we received gross proceeds of approximately $200,000 for the sale of 689,656 shares of our common stock, par value $0.0001 per share (“Common Stock”), at an offering price of $0.29 per share, to International Capital Partners LLC, a Florida limited liability company (“ICP”). We incurred approximately $10,000 in issuance costs related to the PIPE. The shares of Common Stock were offered and sold in the PIPE in reliance on the exemption from the registration requirements of the Securities Act, pursuant to Section 4(a)(2) thereof and/or Rule 506(c) of Regulation D promulgated thereunder, and applicable state securities laws.

Chairman and Chief Executive Officer Transition

Effective as of the Closing Date, we and Rajiv Shukla, our former Chairman and Chief Executive Officer, mutually agreed that Mr. Shukla would no longer serve as our Chairman, director and Chief Executive Officer. In connection with Mr. Shukla’s separation from the Company, he and the Company entered into a separation and release of claims agreement, dated March 13, 2026 (the “Separation Agreement”), pursuant to which Mr. Shukla would receive a monthly payment of $30,000 for a period of 12 months (the “Severance Period”), beginning in April 2026; provided that the Severance Period will increase to 18 months in the event that, within three months following the effective date of the Separation Agreement, the Company consummates a transaction or transactions resulting in any “person” (as such term is used in Sections 13(d) and 14(d) of the Exchange Act) becoming a “beneficial owner” (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of the Company representing 50% or more of the total power to vote for the election of directors of the Company. In addition, Mr. Shukla may receive a one-time, lump sum cash payment in satisfaction of his accrued and unpaid bonus in the amount of four hundred and eighty thousand dollars ($480,000) upon the closing of a capital raise of at least one million dollars ($1,000,000).

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

Impact of Macroeconomic Events

Economic uncertainty in various global markets caused by political instability and conflicts, such as the conflicts in the Middle East, the ongoing Russia-Ukraine war and the related sanctions imposed against Russia, geopolitical tensions between the United States and China, the imposition and threat of tariffs and other trade restrictions by the U.S. government and foreign governments and related trade tensions have led to market disruptions, including significant volatility in commodity prices, credit and capital market instability, supply chain interruptions, high levels of inflation and fluctuating interest rates. Our business, financial condition, and results of operations could be materially and adversely affected by further negative impacts on the global economy and capital markets resulting from these global economic conditions, particularly if such conditions are prolonged or worsen. Although to date, our results of operations have not been materially impacted by these global economic and geopolitical conditions, it is impossible to predict the extent to which our operations may be impacted in the short- and long-term. The extent and duration of these market disruptions are impossible to predict. Any such disruptions may also magnify the impact of other risks described in Part I, Item 1A. “Risk Factors” in our 2025 Annual Report.

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

Going Concern and Management Plan

The unaudited condensed consolidated financial statements included elsewhere herein for the six months ended June 30, 2026, were prepared under the assumption that we would continue our operations as a going concern, which contemplates the realization of assets and the satisfaction of liabilities during the normal course of business. As of June 30, 2026, we had cash of $35,471 and negative net working capital of $8,881,397, and a net loss of $3,315,003 and negative net cash flow from operations of $709,172 for the six months ended June 30, 2026.

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

Management’s plans that may alleviate substantial doubt about our ability to continue as a going concern include the acquisition of cash flow-generating assets or businesses and raising additional debt or equity financing. Although the Company has been successful in raising capital in the past and expects to do so in the future, there are no guarantees that it will be able to raise funds as anticipated.

Comparison of Results of Operations for the Three Months Ended June 30, 2026 and 2025

The following table sets forth our unaudited condensed consolidated results of operations for the three months ended June 30, 2026 and 2025:

	Three Months Ended June 30,			% Change
	2026	2025	Change
	(unaudited)
Gross sales	$444,967	$535,978	$(91,011)	(17%)
Discounts and allowances	(48,976)	(32,366)	(16,610)	51%
Net sales	395,991	503,612	(107,621)	(21%)
Cost of sales	160,455	200,954	(40,499)	(20%)
Gross profit	235,536	302,658	(67,122)	(22%)
Operating expenses:
Selling and marketing	191,438	345,505	(154,067)	(45%)
Research and development	73,351	228,606	(155,255)	(68%)
General and administrative	681,559	1,564,967	(883,408)	(56%)
Depreciation and amortization of intangibles	13,338	22,184	(8,846)	(40%)
Total operating expenses	959,686	2,161,262	(1,201,576)	(56%)
Loss from operations	(724,150)	(1,858,604)	1,134,454	(61%)
Other income (expenses), net	(1,159,140)	(27,834)	(1,131,306)	4,064%
Loss from continuing operations before income taxes	(1,883,290)	(1,886,438)	3,148	(0%)
Income tax benefit	—	—	—	0%
Net loss	$(1,883,290)	$(1,886,438)	$3,148	(0%)

Sales/Gross Profit

Gross sales decreased by $91,011 to $444,967 for the three months ended June 30, 2026 as compared to three months ended June 30, 2025. This decrease was principally attributable to lower demand for the Company's products, primarily due to increased competition in the bio-aesthetics market. Discounts and allowances related to these sales totaled $48,976 and $32,366 for the three months ended June 30, 2026 and 2025, respectively. The increase was driven by a higher level of promotions to drive product sales and reduce the Company's exposure to expiring inventory. Our net revenue, cost of goods sold, and gross profit on these sales were $395,991, $160,455, and $235,536, respectively, for the three months ended June 30, 2026, and $503,612, $200,954, and $302,658, respectively, for the three months ended June 30, 2025.

Operating Expenses

Selling and marketing expenses totaled $191,438 and $345,505 for the three months ended June 30, 2026 and 2025, respectively. This decrease was primarily driven by cost efficiencies, including headcount reductions in the Elevai business line, which was acquired in the first quarter of 2025.

Research and development expenses decreased by $155,255 to $73,351 for the three months ended June 30, 2026, as compared to the three months ended June 30, 2025. This decrease was driven by a reduction in internal resources dedicated to research and development activities.

General and administrative expenses were $681,559 and $1,564,967 for the three months ended June 30, 2026 and 2025, respectively. This decrease was primarily driven by lower legal and other professional fees and compensation costs.

Other Income (Expense), Net

Other expense, net, was $1,159,140 for the three months ended June 30, 2026, as compared to other expenses, net, of $27,834 for the corresponding period of 2025. During the 2026 period, we recorded an increase in the contingent liability for the Puritan Settlement of $1,174,155 and an inventory write-down of $38,917 related to expired raw materials and an increase in the reserve for excess inventory. This increase was partially offset by a $55,996 reduction in earnout liabilities for three months ended June 30, 2026 as compared to a $29,630 increase in such liabilities for the three months ended June 30, 2025.

Comparison of Results of Operations for the Six Months Ended June 30, 2026 and 2025

The following table sets forth our unaudited condensed consolidated results of operations for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,			% Change
	2026	2025	Change
Gross sales	$869,357	$1,070,921	$(201,564)	(19%)
Discounts and allowances	(81,602)	(56,956)	(24,646)	43%
Net sales	787,755	1,013,965	(226,210)	(22%)
Cost of sales	315,194	441,484	(126,290)	(29%)
Gross profit	472,561	572,481	(99,920)	(17%)
Operating expenses:
Selling and marketing	462,075	626,054	(163,979)	(26%)
Research and development	128,839	425,518	(296,679)	(70%)
General and administrative	1,905,913	2,840,128	(934,215)	(33%)
Depreciation and amortization of intangibles	28,376	46,136	(17,760)	(38%)
Total operating expenses	2,525,203	3,937,836	(1,412,633)	(36%)
Loss from operations	(2,052,642)	(3,365,355)	1,312,713	(39%)
Other income (expenses), net	(1,262,361)	(26,950)	(1,235,411)	4,584%
Loss from continuing operations before income taxes	(3,315,003)	(3,392,305)	77,302	(2%)
Income tax expense	—	—	—	0%
Net loss	(3,315,003)	(3,392,305)	77,302	(2%)

Sales/Gross Profit

Gross sales decreased by $201,564 to $869,357 for the six months ended June 30, 2026 as compared to six months ended June 30, 2025. This decrease was principally attributable to lower demand for the Company's products, primarily due to increased competition in the bio-aesthetics market. Discounts and allowances related to these sales totaled $81,602 and $56,956 for the six months ended June 30, 2026 and 2025, respectively. The increase was driven by a higher level of promotions to drive product sales and reduce the Company's exposure to expiring inventory. Our net revenue, cost of goods sold, and gross profit on these sales were $787,755, $315,194, and $472,561, respectively, for the six months ended June 30, 2026, and $1,013,965, $441,484, and $572,481, respectively, for the six months ended June 30, 2025.

Operating Expenses

Selling and marketing expenses totaled $462,075 and $626,054 for the six months ended June 30, 2026 and 2025, respectively. This decrease was primarily driven by cost efficiencies, including headcount reductions, in the Elevai business line, which was acquired in the first quarter of 2025.

Research and development expenses decreased by $296,679 to $128,839 for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025. This decrease was driven by a reduction in internal resources dedicated to research and development activities.

General and administrative expenses were $1,905,913 and $2,840,128 for the six months ended June 30, 2026 and 2025, respectively. This decrease was principally due to a lower level of legal and other professional fees and compensation costs, partially offset by a $360,000 accrual for severance related to the separation of our former Chairman and Chief Executive Officer.

Other Income (Expense), Net

Other expense, net, was $1,262,361 for the six months ended June 30, 2026, as compared to other expenses, net, of $26,950 for the corresponding period of 2025. During the 2026 period, we recorded an increase in the contingent liability for the Puritan Settlement of $1,174,155 and an inventory write-down of $235,601 related to expired raw materials and a reserve for excess inventory. This increase was partially offset by a $152,049 reduction in earnout liabilities for the six months ended June 30, 2026 as compared to a $29,630 increase in such liabilities for the six months ended June 30, 2025.

Liquidity, Capital Resources, and Going Concern

As of June 30, 2026, we had cash of $35,471 and negative working capital of $8,881,397. In addition, we had a net loss of $3,315,003 and negative cash flows from operations of $709,172 for the six months ended June 30, 2026. Since our inception, we have financed operations principally through our issuances of debt and equity securities.

The cash available to us may not be sufficient to allow us to operate for the next 12 months due to our current and potential liabilities. We will need to raise additional capital through equity or debt issuances. If we are unable to raise additional capital, we may be required to take further measures to conserve liquidity, which could include, but are not limited to, curtailing operations and reducing overhead expenses. We cannot provide any assurance that any new financing will be available on commercially acceptable terms, if at all, or will be completed on a timely basis. These conditions raise substantial doubt about our ability to continue as a going concern.

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

Debt

As of June 30, 2026, we had outstanding debt totaling $61,298 related to the financing of insurance premiums and other short-term borrowing. In addition to our continuing insurance premium financing programs, we entered into a revolving credit facility in June 2026 offered and administered by Shopify, Inc .and originated and financed by WebBank, an FDIC-insured bank. Under the terms of the agreement, the Company received aggregate proceeds of $50,000 in June 2026, which is being repaid through a daily remittance of 25% of the Company's gross sales processed through the Shopify platform. See Note 8 to the accompanying unaudited condensed consolidated financial statements.

Cash Flows

The following table summarizes our unaudited condensed consolidated cash flows for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,			%
	2026	2025	Change	Change
Net cash used in operating activities	$(709,172)	$(1,589,143)	$879,971	(55%	)
Net cash used in investing activities	—	(165,000)	165,000	(100%	)
Net cash provided by financing activities	37,903	3,148,203	(3,110,300)	(99%	)

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2026 totaled $709,172 as compared to $1,589,143 in the same period of 2025. This improvement was driven by a decrease in our net operating loss of $1,312,713 for the six months ended June 30, 2026, relative to the comparable period of 2025, partially offset by an increase in accrued expenses and other liabilities of $393,050.

Investing Activities

During the six months ended June 30, 2025, we paid $150,000 of costs related to the Elevai Acquisition (as defined in Note 4 to the accompanying unaudited condensed consolidated financial statements) and $15,000 in offering costs related to the THPlasma merger agreement that was terminated in the fourth quarter of 2025.

Financing Activities

Net cash provided by financing activities was $37,903 and $3,148,203 for the six months ended June 30, 2026 and 2025, respectively. During the six months ended June 30, 2026, we closed the PIPE for net proceeds of $190,001 and borrowed $50,000 under a revolving credit facility as detailed in Note 8 to the accompanying unaudited condensed consolidated financial statements. In the comparable period of 2025, we closed a private placement and sold our common stock under an at-the-market facility for net proceeds of $3,397,476. Repayment of loans totaled $202,098 for the six months ended June 30, 2026 as compared to $249,273 in the comparable period of 2025.

Contingencies

On November 8, 2023, Puritan filed a complaint captioned Puritan Partners LLC v. Carmell Regen Med Corporation et al., Index No. 655566/2023 (New York Supreme Court, New York County), as detailed in Note 9 to the accompanying unaudited condensed consolidated financial statements.

On August 13, 2026 (the “Puritan Closing Date”), the Company, Carmell Regen, and Puritan entered into a Settlement Agreement (the “Settlement Agreement”) to resolve the Action and all related claims. Pursuant to the Settlement Agreement, the Company exchanged the Convertible Note issued to Puritan for a new Senior Secured Convertible Note of the Company in the principal amount of $1,250,000 (the “Initial Note”). In exchange for cancellation of the Warrant, the Company issued Puritan a new Senior Secured Convertible Note in the principal amount of $1,100,000 (the “Additional Note” and, together with the Initial Note, the “Notes”). The Notes bear interest at 10% per annum, mature on February 13, 2028, and are convertible at a fixed conversion price of $0.50 per share, subject to an alternative conversion price (at Puritan's election) equal to 80% of the average closing trade price of the Company's common stock over the five trading days preceding conversion, if lower. The Company is required to offer to prepay the Notes with 25% of gross proceeds from certain future debt or equity issuances. The Notes are senior secured obligations, guaranteed by all subsidiaries of the Company, except Elevai Skincare, Inc., and are secured by a first-priority lien on the assets of these entities. The Company exchanged mutual general releases and agreed to file a registration statement covering resale of the shares issuable upon conversion of the Notes within 30 days of the Puritan Closing Date and file a stipulation dismissing the Action without prejudice within 3 business days of such date. See Note 13 to the accompanying unaudited condensed consolidated financial statements for further details.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2026. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of such date due to the material weaknesses in our internal controls. During the course of its evaluation, management identified material weaknesses in the Company’s internal controls over the classification of operating expenses in the second quarter of 2025, the accounting treatment for a complex transaction in the third quarter of 2025, and the calculation of stock-based compensation for forfeitures in the first quarter of 2026. We have addressed these weaknesses by implementing additional review procedures and adopting a policy requiring formal documentation to substantiate the accounting treatment of all material transactions, including references to the relevant authoritative guidance.

Changes in Internal Control Over Financial Reporting

Other than as addressed above, there has been no change in our internal control over financial reporting during the most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

For a description of our material pending legal proceedings, see Note 9 and Note 13 to the accompanying unaudited condensed consolidated financial statements, which are incorporated herein by reference.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

Insider Trading Arrangements

During the six months ended June 30, 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 6. Exhibits.

The following exhibits are filed as part of this Quarterly Report:

Exhibit	Description
10.1

Settlement Agreement, dated August 13, 2026, by and among Longevity Health Holdings, Inc., Carmell Regen Med Corporation, and Puritan Partners LLC. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 14, 2026).

10.2

10% Senior Secured Convertible Note due February 13, 2028, in the original principal amount of $1,250,000, issued by Longevity Health Holdings, Inc. to Puritan Partners LLC, dated August 13, 2026 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 14, 2026).

10.3

10% Senior Secured Convertible Note due February 13, 2028, in the original principal amount of $1,100,000, issued by Longevity Health Holdings, Inc. to Puritan Partners LLC, dated August 13, 2026 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on August 14, 2026).

10.4

Securities Purchase Agreement, dated August 13, 2026, by and among Longevity Health Holdings, Inc., Carmell Regen Med Corporation, and Puritan Partners LLC. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on August 14, 2026).

10.5

Amended and Restated Security Agreement, dated August 13, 2026, by and among Longevity Health Holdings, Inc., certain of its subsidiaries, and Puritan Partners LLC. (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on August 14, 2026).

10.6

Amended and Restated Intellectual Property Security Agreement, dated August 13, 2026, by and among Longevity Health Holdings, Inc., certain of its subsidiaries, and Puritan Partners LLC. (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on August 14, 2026).

10.7

Subsidiary Guarantee dated August 13, 2026, by Carmell Regen Med Corporation and Carmell Cosmetics Corporation in favor of Puritan Partners LLC. (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the SEC on August 14, 2026).

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

Longevity Health Holdings, Inc.

Date: August 14, 2026	By:	/s/ Janakiram Ajjarapu
Name: Janakiram Ajjarapu
Title: Chairman and Chief Executive Officer

Longevity Health Holdings, Inc.

Date: August 14, 2026	By:	/s/ Bryan J. Cassaday
Name: Bryan J. Cassaday
Title: Chief Financial Officer